Form 10-Q
period 1996-03-31
MEADOW VALLEY CORP
filed 1996-05-14
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          March 31, 1996
                              --------------------------------

Commission File Number        0-25428
                      ----------------------

                           MEADOW VALLEY CORPORATION
- - --------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


        NEVADA                                            88-0328443
- - --------------------------------------------------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

4411 South 40th Street, Suite D-11, Phoenix, AZ              85040
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

                                (602) 437-5400
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X       No____
                                                    ---

Number of shares outstanding of the issuer's common stock:


                 Class                             Outstanding at May 8, 1996
                 -----                             --------------------------

     Common Stock, $.001 par value                       3,601,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996


PART  I. FINANCIAL INFORMATION                                                      Page
                                                                                   Number
                                                                                   ------
Item 1.  Financial Statements

                Condensed Consolidated Statements of Operations -
                Three Months Ended March 31, 1996 and
                March 31, 1995                                                     3

                Condensed Consolidated Balance Sheets -
                As of March 31, 1996 and December 31, 1995                         4

                Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1996 and
                March 31, 1995                                                     5

                Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    7-9

PART  II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                           10

                   MEADOW VALLEY CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              ----------------------------
                                                  1996            1995
                                              -------------  -------------
                                               (UNAUDITED)    (UNAUDITED)

Contract Revenues...........................  $  28,678,057  $  16,179,064

Cost of Contract Revenues...................     27,338,940     15,635,790
                                              -------------  -------------

Gross Profit................................      1,339,117        543,274

General and Administrative Expenses.........        650,041        348,482
                                              -------------  -------------

Income from Operations......................        689,076        194,792
                                              -------------  -------------

Other Income (Expense):
Interest income.............................        212,976        154,400
Interest expense - related party............       (115,978)      (293,133)
Other income (expense)......................         11,695         (1,825)
                                              -------------  -------------
                                                    108,693       (140,558)
                                              -------------  -------------
Income before income taxes..................        797,769         54,234

Income taxes................................        295,174         27,907
                                              -------------  -------------
Net Income..................................  $     502,595  $      26,327
                                              =============  =============

Net Income per share........................  $         .14  $         .02
                                              =============  =============

Weighted Average Common Shares Outstanding..      3,601,250      1,175,000
                                              =============  =============

                    MEADOW VALLEY CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,    DECEMBER 31,
                                                                            1996          1995 *
                                                                       ------------    ------------
Assets:                                                                    (UNAUDITED)
Current Assets:
     Cash and cash equivalents........................................ $   6,460,530  $   5,357,904
     Restricted cash..................................................     1,832,027      2,629,549
     Accounts receivable..............................................    16,726,726     13,710,390
     Prepaid expenses and other.......................................        70,230         67,000
     Notes receivable - related parties...............................       257,575        257,575
     Costs and estimated earnings in excess of billings on
        uncompleted contracts.........................................     4,292,116      2,721,178
                                                                       -------------   ------------
               Total Current Assets...................................    29,639,204     24,743,596

Property and equipment, net...........................................     2,341,867      1,997,438
Refundable deposits...................................................       104,277         48,989
Goodwill, net.........................................................     1,880,872      1,900,880
Tradename, net........................................................        33,486         -
Real Estate...........................................................       218,883        218,883
                                                                       -------------   ------------

            Total Assets.............................................. $  34,218,589  $  28,909,786
                                                                       =============  =============

Liabilities and Stockholders' Equity :
Current Liabilities:
     Obligation under capital lease................................... $      75,840  $      70,504
     Accounts payable.................................................    15,060,861     10,985,454
     Accrued liabilities..............................................     1,420,225      1,040,422
     Billings in excess of costs and estimated earnings on
          uncompleted contracts.......................................     1,421,767        718,794
     Income tax payable...............................................       252,945        609,315
                                                                       -------------   ------------

            Total Current Liabilities.................................    18,231,638     13,424,489

Deferred income taxes.................................................        34,245         34,245
Obligation under capital lease........................................       188,114        189,055
Note payable - related party..........................................     3,500,000      3,500,000
                                                                       -------------   ------------
            Total Liabilities.........................................    21,953,997     17,147,789
                                                                       -------------   ------------

Stockholders' Equity :
     Preferred stock - $.001 par value; 1,000,000 shares authorized,
        none issued and outstanding...................................        -              -
     Common stock - $.001 par value; 15,000,000 shares authorized,
        3,601,250 issued and outstanding..............................         3,601          3,601
     Additional paid-in capital.......................................    10,943,569     10,943,569
     Capital adjustment...............................................      (799,147)      (799,147)
     Retained earnings................................................     2,116,569      1,613,974
                                                                       -------------   ------------
            Total Stockholders' Equity................................    12,264,592     11,761,997
                                                                       -------------   ------------

            Total Liabilities and Stockholders' Equity................ $  34,218,589   $ 28,909,786
                                                                       =============   ============

* Derived from audited financial statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                     1996          1995
                                                                -------------   ------------
Increase (Decrease) in Cash and Cash Equivalents:                (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
     Cash received from customers..............................    24,825,781   $ 12,539,633
     Cash paid to suppliers and employees......................   (23,533,044)   (14,555,128)
     Interest received.........................................       175,136        106,571
     Interest paid.............................................       (32,883)      (186,609)
     Income taxes paid.........................................      (651,544)      (340,298)
                                                                -------------   ------------
          Net cash provided by (used in) operating activities..       783,446     (2,435,831)
                                                                -------------   ------------

Cash flows from investing activities:
     Decrease (increase) in restricted cash....................       797,522       (824,544)
     Purchase of AKR Contracting tradename.....................       (36,531)          -
     Proceeds from sale of property and equipment..............        79,364           -
     Purchase of property and equipment........................      (502,025)      (222,116)
                                                                -------------   ------------
          Net cash provided by (used in) investing activities..       338,330     (1,046,660)
                                                                -------------   ------------

Cash flows from financing activities:
     Deferred offering costs...................................          -          (190,476)
     Repayment of capital lease obligation.....................       (19,150)          -
                                                                -------------   ------------

          Net cash used in financing activities................       (19,150)      (190,476)
                                                                -------------   ------------

Net increase (decrease) in cash and cash equivalents...........     1,102,626     (3,672,967)

Cash and cash equivalents at beginning of period...............     5,357,904      4,739,424
                                                                -------------   ------------

Cash and cash equivalents at end of period..................... $   6,460,530   $  1,066,457
                                                                =============   ============

                    MEADOW VALLEY CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.        Nature of Corporation

          Meadow Valley Corporation (the "Company") operates primarily as the holding company of Meadow Valley Contractors, Inc. (MVC), a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses and the paving of highways and airport runways. The Company acquired all of the outstanding common stock of MVC effective October 1, 1994.

2.        Presentation of Interim Information

          The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of operating results for the entire year.

3.        AKR Contracting Acquisition

          During the three months ended March 31, 1996, the Company acquired the tradename and certain assets of AKR Contracting in the amount of $35,531 and 74,924, respectively. The tradename amortization is provided for on a straight line basis over three years. The acquisition of the above assets was not material to the Company's financial position.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company is a heavy construction contractor specializing since 1980 in structural concrete construction of highway bridges and overpasses and the paving of highways and airport runways. The Company generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona and Utah. The Company believes that specializing in structural concrete construction has contributed significantly to its revenue growth and provides it with an advantage in the competitive bidding process.

          On January 2, 1996, the Company acquired the tradename and certain assets of AKR Contracting in the amount of $35,531 and 74,924, respectively. AKR Contracting is an unaffiliated company in Phoenix, Arizona specializing in earthwork, grading and paving of residential subdivisions, commercial centers and small public works. Through AKR, the Company expects to increase revenue from the private construction market in which the Company was not previously engaged. The acquisition of the above assets was not material to the Company's financial position.

          The Company has historically relied upon a small number of projects to generate a significant portion of its revenue. For instance, revenue generated from five projects represented 75% of the Company's revenue for the three months ended March 31, 1996. Results for any one calendar quarter may fluctuate widely depending upon the stage of completion of the Company's active projects and backlog at the beginning of any one calendar quarter. At March 31, 1996 the Company had backlog of approximately $98 million.


RESULTS OF OPERATIONS


          The following table sets forth, for the three months ended March 31, 1996 and 1995, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of contract revenue.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                --------------------------------
                                                    1996                1995
                                                ------------        ------------
               Contract revenue                    100.0%               100.0%

               Gross profit                          4.7                  3.4

               General and
                administrative expense               2.3                  2.2.

               Interest income                        .8                  1.0

               Interest expense                       .4                  1.8

               Income before
                income taxes                         2.8                   .4

               Net income after
                income taxes                         1.8                   .2

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

          Revenue and Backlog. Revenue increased 77% to $28.7 million for the three months ended March 31, 1996 ("interim 1996") from $16.2 million for the three months ended March 31, 1995 ("interim 1995"). The increase results from a $30.0 million increase in backlog at December 31, 1995 from the prior year. Backlog increased 9% to approximately $98 million at March 31, 1996, from approximately $90 million at March 31, 1995. Revenue is impacted in any one period by the backlog at the beginning of the period.

          Gross Profit. As a percentage of revenue, gross profit increased from 3.4% for interim 1995 to 4.7% for interim 1996. The increase results primarily from the settlement of a claim which is related to a project completed during 1995 which improved gross profit by 2.2%, offset by a decrease in gross profit margins due to (i) erratic weather conditions that delayed the completion of a project (ii) difficulty in assembling an adequately skilled labor force due to the physical location of a construction site and (iii) cost related plan or specification errors. The Company is requesting additional compensation for costs incurred related to plan or specification errors based upon the Company's contractual right. Gross profit margins are affected by construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

          General and Administrative. General and administrative expenses increased from $348,482 for interim 1995 to $650,041 for interim 1996. The increase results primarily from the 77% growth in revenue and the Company's expansion in the Utah market and the private construction market.

          Interest Income and Expense. Interest income increased for interim 1996 to $212,976 from $154,400 for interim 1995 due to invested proceeds from the initial public offering, increased cash from operations and higher average interest rates earned during interim 1996. Interest expense decreased for interim 1996 to $115,978 due to the repayment of $6.5 million of loans issued in connection with the MVC acquisition.

          Net Income After Income Taxes. Net income after income taxes increased from $26,327 for interim 1995 to $502,595 for interim 1996. The increase primarily resulted from a higher gross profit margin discussed above together with interest income and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

          The  Company's primary need for capital has been to finance expansion
and capital expenditures.   Historically, the Company's primary source of cash
has been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and address fluctuations in the work-in-process billing cycle, wherein costs and estimated earnings on contracts in progress have exceeded billing.

          The following table sets forth for the three months ended March 31, 1996 and 1995, certain items from the condensed consolidated statements of cash flows.


                                                             Three months ended
                                                                  March 31,
                                                          -----------------------
                                                              1996        1995
                                                          -----------  ----------
Cash Flows Provided by (Used in) Operating Activities     $ 783,446   $(2,435,831)
Cash Flows Provided by (Used in) Investing  Activities      338,330    (1,046,660)
Cash Flows Used in Financing Activities                   (  19,150)   (  190,476)

          Although the Company expects increased profitability as operations continue to improve, cash may be reduced to finance receivables and for customer cash retention required under contract subject to completion. In general, cash flows from projects are negative until a project is approximately 15% complete, then become positive during the middle approximately 70% of the project, and again become negative during the final approximately 15% of the project. Management continually monitors the Company's cash requirements to maintain adequate cash reserves, and the Company believes that its cash balances were and are sufficient.

          Accounts receivable and net costs in excess of billings ("billings") at March 31, 1996, were approximately $19.6 million versus $15.7 million at March 31, 1995 an increase of 24.8%. Revenues for the same period increased 77%. The outstanding accounts receivable and billings have increased primarily
due to the growth in revenue.   The Company contracts primarily with public
sector customers, which it believes significantly reduces exposure to conventional bad debts. Accordingly, based on the Company's history of no material delays in the collection of accounts receivable, no allowance was established for potentially uncollectible accounts at March 31, 1996.

          Cash provided by investing activities during interim 1996 was approximately $300,000, and included the release of retentions held in a restricted cash account of approximately $800,000, offset by $500,000 in equipment purchase. During interim 1995 cash used in investing activities included an increase in restricted cash of approximately $800,000 and $200,000 in equipment purchase.

          Cash used in financing activities during interim 1996 included $19,000 repayment of capital lease obligations. During interim 1995 cash used in financing activities include deferred offering costs of approximately $190,000.

          The Company currently has commitments in the amount of approximately $180,000 for the purchase of precast forms and equipment. The Company anticipates incurring total costs of approximately $600,000, which include the above, for the acquisition of equipment and construction of a precast manufacturing facility. The facility and its related equipment will be financed with the proceeds of the IPO.

          Management believes that the Company's cash reserves are sufficient to fund its cash requirements for the next 12 months and that the Company's current working capital combined with the net proceeds of the IPO will be adequate to fund its short term and long term requirements

                         PART 11.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)   Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MEADOW VALLEY CORPORATION
                                      (Registrant)



                                 By  /s/ Kenneth D. Nelson
                                     ---------------------
                                     Kenneth D. Nelson
                                     Chief Financial Officer


                                 By  /s/ Julie L. Bergo
                                     ---------------------
                                     Julie L. Bergo
                                     Principal Accounting Officer