Form 10-Q
period 1996-06-30
MEADOW VALLEY CORP
filed 1996-08-09
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          June 30, 1996
                              --------------------------------

Commission File Number        0-25428
                      ----------------------



                           MEADOW VALLEY CORPORATION
________________________________________________________________________________
            (Exact Name of registrant as specified in its charter)


               NEVADA                                      88-0328443
________________________________________________________________________________
    (State or other Jurisdiction of       (I.R.S.Employer Identification Number)
     incorporation or organization)


4411 South 40th Street, Suite D-11, Phoenix, AZ                  85040
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)



                                (602) 437-5400
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes    X          No
                                                   ---------          --------


Number of shares outstanding of the issuer's common stock:

            Class                             Outstanding at July 30, 1996
            -----                             ----------------------------

 Common Stock, $.001 par value                      3,601,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

PART  I.  FINANCIAL INFORMATION                                       Page
                                                                     Number
                                                                     ------
Item 1.   Financial Statements

     Condensed Consolidated Statements of Operations -
     Six Months Ended June 30, 1996 and
     June 30, 1995                                                   3

     Condensed Consolidated Statements of Operations -
     Three Months Ended June 30, 1996 and
     June 30, 1995                                                   4

     Condensed Consolidated Balance Sheets -
     As of June 30, 1996 and December 31, 1995                       5

     Condensed Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1996 and
     June 30, 1995                                                   6

     Notes to Condensed Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   8-10

PART  II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                           11

                   MEADOW VALLEY CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   SIX  MONTHS ENDED
                                                         JUNE 30,
                                           ----------------------------------
                                                  1996             1995
                                           ----------------   ---------------
                                             (UNAUDITED)        (UNAUDITED)
Contract Revenues.......................   $   61,065,921      $ 39,054,567
Cost of Contract Revenues...............       59,605,131        37,570,355
                                           ----------------   ---------------
Gross Profit............................        1,460,790         1,484,212
General and Administrative Expenses.....        1,277,323           747,266
                                           ----------------   ---------------
Income from Operations..................          183,467           736,946
                                           ----------------   ---------------
Other Income (Expense):
Interest income.........................          311,247           231,552
Interest expense - related party........         (265,844)         (603,214)
Other income (expense)..................           42,005            (8,279)
Offering costs..........................             -             (173,000)
                                           ----------------   ---------------
                                                   87,408          (552,941)
                                           ----------------   ---------------
Income before income taxes..............          270,875           184,005
Income taxes............................          100,223            68,082
                                           ----------------   ---------------
Net Income..............................   $      170,652      $    115,923
                                           ================   ===============
Net Income per share....................   $          .05              $.10
                                           ================   ===============
Weighted Average Common Shares
 Outstanding............................        3,601,250         1,175,000
                                           ================   ===============


                   MEADOW VALLEY CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                THREE MONTHS ENDED
                                                      JUNE 30,
                                        ---------------------------------
                                             1996                 1995
                                        ---------------------------------
                                          (UNAUDITED)          (UNAUDITED)
Contract Revenues.......................  $     32,387,864   $ 22,875,503
Cost of Contract Revenues...............        32,266,191     21,934,565
                                          ----------------    -----------
Gross Profit............................           121,673        940,938
General and Administrative Expenses.....           627,282        398,784
                                          ----------------    -----------
Income (loss)  from Operations..........          (505,609)       542,154
                                          ----------------    -----------
Other Income (Expense):
Interest income.........................            98,271         77,152
Interest expense - related party........          (149,866)      (310,081)
Other income (expense)..................            30,310         (6,454)
Offering costs..........................                 -       (173,000)
                                          ----------------    -----------
                                                   (21,285)      (412,383)
                                          ----------------    -----------
Income (loss) before income taxes.......          (526,894)       129,771
Income tax (expense) benefit............           194,951        (40,175)
                                          ----------------    -----------
Net Income (Loss).......................  $       (331,943)  $     89,596
                                          ================    ===========
Net Income (Loss) per share.............  $           (.09)  $        .08
                                          ================    ===========
Weighted Average Common Shares
 Outstanding...........................          3,601,250      1,175,000
                                          ================    ===========


                    MEADOW VALLEY CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            JUNE 30,     December 31,
                                              1996           1995*
                                           -----------   ------------
Assets:                                     (UNAUDITED)
Current Assets:
     Cash and cash equivalents..........   $ 4,155,995    $ 5,357,904
     Restricted cash....................     2,210,005      2,629,549
     Accounts receivable................    22,080,744     13,710,390
     Prepaid expenses and other.........       431,334         67,000
     Notes receivable - related parties.       257,575        257,575
     Costs and estimated earnings in
      excess of billings on
        uncompleted contracts...........     2,730,454      2,721,178
                                           -----------   ------------
               Total Current Assets.....    31,866,107     24,743,596

Property and equipment, net.............     3,989,996      1,997,438
Refundable deposits.....................       108,532         48,989
Goodwill, net...........................     1,860,865      1,900,880
Tradename, net..........................        30,442              -
Real Estate.............................       218,883        218,883
                                           -----------   ------------
            Total Assets................   $38,074,825    $28,909,786
                                           ===========   ============
Liabilities and Stockholders' Equity:
Current Liabilities:
     Obligation under capital lease.....   $   100,869    $    70,504
     Notes payable......................       207,936              -
     Accounts payable...................    17,536,914     10,985,454
     Accrued liabilities................     1,982,900      1,040,422
     Billings in excess of costs and
      estimated earnings on
          uncompleted contracts.........     1,841,083        718,794
     Income tax payable.................             -        609,315
                                           -----------   ------------
            Total Current Liabilities...    21,669,702     13,424,489

Deferred income taxes...................        34,245         34,245
Obligation under capital lease..........       240,188        189,055
Notes payable...........................       698,041              -
Note payable - related party............     3,500,000      3,500,000
                                           -----------   ------------
            Total Liabilities...........    26,142,176     17,147,789
                                           -----------   ------------

 Stockholders' Equity:
     Preferred stock - $.001 par value;
      1,000,000 shares authorized,
        none issued and outstanding.....             -              -
     Common stock - $.001 par value;
      15,000,000 shares authorized,
        3,601,250 issued and outstanding         3,601          3,601
     Additional paid-in capital.........    10,943,569     10,943,569
     Capital adjustment.................      (799,147)      (799,147)
     Retained earnings..................     1,784,626      1,613,974
                                           -----------   ------------
            Total Stockholders' Equity..    11,932,649     11,761,997
                                           -----------   ------------
            Total Liabilities and
             Stockholders' Equity.......   $38,074,825    $28,909,786
                                           ===========   ============

* Derived from audited financial statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              SIX  MONTHS ENDED
                                                    JUNE 30,
                                         -----------------------------
                                             1996            1995
                                         -------------   -------------
Increase (Decrease) in Cash and Cash      (UNAUDITED)     (UNAUDITED)
 Equivalents:
Cash flows from operating activities:
     Cash received from customers.......    53,812,070   $ 35,352,125
     Cash paid to suppliers and            (53,482,083)   (33,944,478)
      employees.........................       330,785        225,024
     Interest received..................       (83,085)      (837,800)
     Interest paid......................      (907,212)      (340,298)
     Income taxes paid.................. -------------   -------------
      Net cash provided by (used in)
       operating activities.............      (329,525)       454,573
                                         -------------   -------------
    Cash flows from investing activities:
     Decrease (increase) in restricted
      cash..............................       419,544     (1,318,488)
     Purchase of AKR Contracting
      tradename.........................       (36,531)             -
     Collection of notes receivable -
      related party.....................             -        600,000
     Proceeds from sale of property and
      equipment                                 83,365         61,677
     Purchase of property and equipment.    (1,274,944)      (317,313)
                                         -------------   -------------
          Net cash used in investing
           activities...................      (808,566)      (974,124)
                                         -------------   -------------
Cash flows from financing activities:
     Deferred offering costs............             -       (263,308)
     Repayment of capital lease
      obligation........................       (46,338)       (11,934)
     Repayment of notes payable.........       (17,480)             -
                                         -------------   -------------
          Net cash used in financing
           activities...................       (63,818)      (275,242)
                                         -------------   -------------
Net decrease in cash and cash
 equivalents............................    (1,201,909)      (794,793)
Cash and cash equivalents at beginning
 of period..............................     5,357,904      4,739,424
                                         -------------   -------------
Cash and cash equivalents at end of
 period.................................  $  4,155,995   $  3,944,631
                                         =============   =============


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

2.  Presentation of Interim Information

    The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of operating results for the entire year.

3.  Notes Payable

    Following is a summary of long-term debt at June 30, 1996:

    10% note payable with monthly payments of $13,776.74 plus
    interest....................................................    $647,507

    9% note payable with monthly payments of $5,669.49..........     258,470
                                                                     ---------
                                                                      905,977
    Less: current maturities included in current liabilities....     207,936
                                                                     ---------
                                                                     $698,041
                                                                     ==========

     Following are maturities of long-term debt for each of the next 5 years:

             1997................................................    $207,936
             1998................................................     215,984
             1999................................................     220,736
             2000................................................     212,158
             2001................................................      49,163
                                                                     ----------
                                                                     $905,977
                                                                     ==========

4.  Litigation

    The Company is defending a claim by a subcontractor whom declared bankruptcy and is seeking to recover costs that were paid by the Company in the amount of $800,000. The Company is vigorously defending its position that the costs were paid by the Company and as such the subcontractor is not entitled to the compensation received by the Company. The Company has accrued a liability in the amount of $180,000 as of June 30, 1996 related to the claim.

5.  Related Party Transaction

    During the three months ended June 30, 1996, the Company acquired
    approximately $300,000 of equipment   from an officer of the Company.

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

     The Company has historically relied upon a small number of projects to generate a significant portion of its revenue. For instance, revenue generated from five projects represented 67% of the Company's revenue for the three months ended June 30, 1996. Results for any one calendar quarter may fluctuate widely depending upon the stage of completion of the Company's active projects and backlog at the beginning of any one calendar quarter. At June 30, 1996 the Company had backlog of approximately $115 million.


RESULTS OF OPERATIONS

     The following table sets forth, for the six months and the three months ended June 30, 1996 and 1995, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of contract revenue.

                            SIX  MONTHS ENDED                 THREE MONTHS ENDED
                                JUNE 30,                          JUNE 30,
                           ---------------------              -------------------
                              1996       1995                   1996      1995
                           ----------  ---------              --------- ---------
Contract revenue             100.0%     100.0%                 100.0%     100.0%

Gross profit                   2.4        3.8                     .4        4.1

General and
 administrative expense        2.1        1.9                    1.9        1.7

Interest income                 .5         .6                     .3         .3

Interest expense                .4        1.5                     .5        1.4

Income (loss)  before
    income taxes                .4         .5                   (1.6)        .6

Net income (loss) after
    income taxes                .3         .3                   (1.0)        .4



SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Revenue and Backlog. Revenue increased 56% to $61.1 million for the six months ended June 30, 1996 ("interim 1996") from $39.1 million for the six months ended June 30, 1995 ("interim 1995"). The increase results from a $30.0 million increase in backlog at December 31, 1995 from the prior year and the award of approximately $88 million of projects during interim 1996 compared to approximately $20 million during interim 1995. Backlog increased 31% to approximately $115 million at June 30, 1996, from approximately $88 million at June 30, 1995. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, gross profit decreased from 3.8% for interim 1995 to 2.4% for interim 1996. The decrease results primarily from cost overruns attributable to (i) omission of costs from bid estimates (ii) erratic weather conditions that delayed the completion of a project (iii) difficulty in assembling an adequately skilled labor force due to the physical location of a construction site (iv) erroneous assumptions at bid time regarding the Company's construction productivity (v) cost related plan or specification errors and (vii) inadequate field and corporate supervision, offset by a 2.2% increase in gross profit margins due to the settlement of a claim which is related to a project completed during 1995. The Company is requesting additional compensation for costs incurred related to plan or specification errors based upon the Company's contractual right. Gross profit margins are affected by construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $747,266 for interim 1995 to $1,277,323 for interim 1996. The increase results primarily from the 56% growth in revenue and the Company's expansion in the Utah market, the private construction market, the sand and gravel market and the precast concrete market.

     Interest Income and Expense. Interest income increased for interim 1996 to $311,247 from $231,552 for interim 1995 due to invested proceeds from the initial public offering, increased cash from operations and higher average interest rates earned during interim 1996. Interest expense decreased for interim 1996 to $265,844 due to the repayment of $6.5 million of loans issued in connection with the MVC acquisition.

     Net Income After Income Taxes. Net income after income taxes increased from $115,923 for interim 1995 to $170,652 for interim 1996. The increase primarily resulted from interest income and expense offset by a lower gross profit margin discussed above.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Revenue and Backlog. Revenue increased 42% to $32.4 million for the three months ended June 30, 1996 ("interim 1996") from $22.9 million for the three months ended June 30, 1995 ("interim 1995"). The increase results from a $30.0 million increase in backlog at December 31, 1995 from the prior year and continued growth in backlog during interim 1996 . Backlog increased 31% to approximately $115 million at June 30, 1996, from approximately $88 million at June 30, 1995. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, gross profit decreased from 4.1% for interim 1995 to .4% for interim 1996. The decrease results primarily from cost overruns attributable to (i) omission of costs from bid estimates (ii) erratic weather conditions that delayed the completion of a project (iii) difficulty in assembling an adequately skilled labor force due to the physical location of a construction site (iv) erroneous assumptions at bid time regarding the Company's construction productivity (v) cost related plan or specification errors and (vii) inadequate field and corporate supervision. The Company is requesting additional compensation for costs incurred related to plan or specification errors based upon the Company's contractual right. Gross profit margins are affected by construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $398,784 for interim 1995 to $627,282 for interim 1996. The increase results primarily from the 42% growth in revenue and the Company's expansion in the Utah market, the private construction market, the sand and gravel market and the precast concrete market.

     Interest Income and Expense. Interest income increased for interim 1996 to $98,271 from $77,152 for interim 1995 due to invested proceeds from the initial public offering. Interest expense decreased for interim 1996 to $149,866 due to the repayment of $6.5 million of loans issued in connection with the MVC acquisition.

     Net Income ( Loss) After Income Taxes. Net income (loss) after income taxes decreased from $89,596 for interim 1995 to $(331,943) for interim 1996. The decrease primarily resulted from a lower gross profit margin discussed above together with interest income and interest expense.

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

     The following table sets forth for the six months ended June 30, 1996 and 1995, certain items from the condensed consolidated statements of cash flows.

                                                                   Six months ended
                                                                       June 30,
                                                              -----------------------------
                                                                    1996            1995
                                                              -----------------  ----------
     Cash Flows Provided by (Used in) Operating Activities      $(329,525)       $ 454,573
     Cash Flows Used in Investing  Activities                    (808,566)        (974,124)
     Cash Flows Used in Financing Activities                      (63,818)        (275,242)


     Although the Company expects increased profitability as operations improve, cash may be reduced to finance receivables and for customer cash retention required under contract subject to completion. In general, cash flows from projects are negative until a project is approximately 15% complete, then become positive during the middle approximately 70% of the project, and again become negative during the final approximately 15% of the project. Management continually monitors the Company's cash requirements to maintain adequate cash reserves, and the Company believes that its cash balances were and are sufficient.

     Accounts receivable and net costs in excess of billings ("billings") at June 30, 1996, were approximately $23.0 million versus $14.0 million at June 30, 1995 an increase of 64.3%. Revenues for the same period increased 56%. The outstanding accounts receivable and billings have increased primarily due to the
growth in revenue.   The Company contracts primarily with public sector
customers, which it believes significantly reduces exposure to conventional bad debts. Accordingly, based on the Company's history of no material delays in the collection of accounts receivable, no allowance was established for potentially uncollectible accounts at June 30, 1996.

     Cash used by investing activities during interim 1996 was approximately $800,000, and included the release of retentions held in a restricted cash account of approximately $400,000, offset by $1,300,000 in equipment purchases. During interim 1995 cash used in investing activities included an increase in restricted cash of approximately $1,300,000 and $300,000 in equipment purchase offset by the collection of related party notes receivable of approximately $600,000.

     Cash used in financing activities during interim 1996 included approximately $46,000 repayment of capital lease obligations. During interim 1995 cash used in financing activities include deferred offering costs of approximately $263,000.

     The Company currently has commitments in the amount of approximately $560,000 for the purchase of a parcel of land related to the ready-mix operations. The Company anticipates incurring total costs of approximately $7,200,000, which include the above, for the acquisition of land, equipment and batch plant. The batch plant and its related equipment in the amount of approximately $6,000,000 will be financed primarily through operating leases. The land totaling approximately $1,200,000 will be financed through bank notes and/or other financial instruments.

     The Company anticipates incurring total costs of approximately $600,000, which includes $180,000 of capital expenditures incurred during interim 1996, for the acquisition of equipment and construction of a precast manufacturing facility. The facility and its related equipment will be financed with the proceeds of the IPO.

     Management believes that the Company's cash reserves are sufficient to fund its cash requirements for the next 12 months and that the Company's current working capital combined with the remaining net proceeds of the IPO and other available financial sources will be adequate to fund its short term and long term requirements.

                         PART 11.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)   Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MEADOW VALLEY CORPORATION
                                                     (Registrant)



                                               By  /s/ KENNETH D. NELSON
                                                   ----------------------
                                                   Kenneth D. Nelson
                                                   Chief Financial Officer


                                               By  /s/ JULIE L. BERGO
                                                   ----------------------
                                                   Julie L. Bergo
                                                   Principal Accounting Officer