Form 10-Q
period 1996-09-30
MEADOW VALLEY CORP
filed 1996-11-12
CIK 934749

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          September 30, 1996
                              -------------------------------------

Commission File Number        0-25428
                      ----------------------



                           MEADOW VALLEY CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


          NEVADA                                         88-0328443
--------------------------------------------------------------------------------
(State or other Jurisdiction of           (I.R.S.Employer Identification Number)
 incorporation or organization)


4411 South 40th Street, Suite D-11, Phoenix, AZ               85040
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)



                                (602) 437-5400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes    X          No
                                                   ---------         ---------

Number of shares outstanding of the issuer's common stock:


     Class                               Outstanding at November 4, 1996
     -----                               -------------------------------

     Common Stock, $.001 par value                3,601,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


PART  I.  FINANCIAL INFORMATION                                                           Page
                                                                                         Number
                                                                                         -----
Item 1. Financial Statements

                Condensed Consolidated Statements of Operations -
                Nine Months Ended September 30, 1996 and September 30, 1995              3

                Condensed Consolidated Statements of Operations -
                Three Months Ended September 30, 1996 and
                September 30, 1995                                                       4

                Condensed Consolidated Balance Sheets -
                As of September 30, 1996 and December 31, 1995                           5

                Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1996 and
                September 30, 1995                                                       6

                Notes to Condensed Consolidated Financial Statements                     7- 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           9-12

PART  II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                13

                    MEADOW VALLEY CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                NINE MONTHS ENDED
                                                  SEPTEMBER  30,
                                        ----------------------------------
                                              1996           1995
                                        ----------------------------------
                                          (UNAUDITED)           (UNAUDITED)

Contract Revenues.......................  $ 98,670,783        $66,164,437
Cost of Contract Revenues...............    95,848,306         63,408,858
                                        ----------------------------------
Gross Profit............................     2,822,477          2,755,579
General and Administrative Expenses.....     2,095,156          1,188,910
                                        ----------------------------------
Income from Operations..................       727,321          1,566,669
                                        ----------------------------------
Other Income (Expense):
Interest income.........................       492,200            312,226
Interest expense - related party........      (433,434)          (907,687)
Other income............................        70,926             16,703
Offering costs..........................         -               (173,000)
                                        ----------------------------------
                                               129,692           (751,758)
                                        ----------------------------------
Income before income taxes..............       857,013            814,911
Income taxes............................       317,095            298,257
                                        ----------------------------------
Net Income..............................  $    539,918        $   516,654
                                        ==================================
Net Income per share....................  $        .15        $       .44
                                        ==================================
Weighted Average Common Shares
 Outstanding............................     3,601,250          1,175,000
                                        ==================================


                    MEADOW VALLEY CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                        ----------------------------------
                                             1996                1995
                                        ----------------------------------
                                          (UNAUDITED)         (UNAUDITED)

Contract Revenues.......................  $  37,604,862       $ 27,109,870
Cost of Contract Revenues...............     36,243,175         25,838,503
                                        ----------------------------------
Gross Profit............................      1,361,687          1,271,367
General and Administrative Expenses.....        817,833            441,644
                                        ----------------------------------
Income from Operations..................        543,854            829,723
                                        ----------------------------------
Other Income (Expense):
Interest income.........................        180,953             80,674
Interest expense - related party........       (167,590)          (304,473)
Other income............................         28,921             24,982
                                        ----------------------------------
                                                 42,284           (198,817)
                                        ----------------------------------
Income before income taxes..............        586,138            630,906
Income tax expense......................        216,872            230,175
                                        ----------------------------------
Net Income..............................  $     369,266        $   400,731
                                        ==================================
Net Income per share....................  $         .10        $       .34
                                        ==================================
Weighted Average Common Shares
 Outstanding............................      3,601,250          1,175,000
                                        ==================================


                   MEADOW VALLEY CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30,    December 31,
                                               1996           1995 *
                                        ---------------  ---------------
Assets:                                     (UNAUDITED)
Current Assets:
     Cash and cash equivalents..........    $ 2,715,674    $ 5,357,904
     Restricted cash....................      1,888,028      2,629,549
     Accounts receivable................     25,147,353     13,710,390
     Prepaid expenses and other.........        525,750         67,000
     Note receivable - related party....        257,575        257,575
     Note receivable - other............          1,818              -
     Costs and estimated earnings in
      excess of billings on
        uncompleted contracts...........      4,354,018      2,721,178
                                        ---------------  ---------------
            Total Current Assets........     34,890,216     24,743,596

Property and equipment, net.............      4,544,776      1,997,438
Refundable deposits.....................        598,735         48,989
Note receivable - other.................        211,080              -
Goodwill, net...........................      1,840,858      1,900,880
Tradename, net..........................         27,398              -
Real Estate.............................              -        218,883
                                        ---------------  ---------------
            Total Assets................    $42,113,063    $28,909,786
                                        ===============  ===============
Liabilities and Stockholders' Equity:
Current Liabilities:
     Obligation under capital lease.....    $   105,887    $    70,504
     Notes payable - other..............        241,432              -
     Accounts payable...................     20,217,530     10,985,454
     Accrued liabilities................      1,872,555      1,040,422
     Billings in excess of costs and
      estimated earnings on
          uncompleted contracts.........      2,578,608        718,794
     Income tax payable.................              -        609,315
                                        ---------------  ---------------
            Total Current Liabilities...     25,016,012     13,424,489

Deferred income taxes...................         34,245         34,245
Obligation under capital lease..........        228,953        189,055
Notes payable - other...................      1,031,938              -
Note payable - related party............      3,500,000      3,500,000
                                        ---------------  ---------------
            Total Liabilities...........     29,811,148     17,147,789
                                        ---------------  ---------------

Stockholders' Equity:
     Preferred stock - $.001 par value;
      1,000,000 shares authorized,
        none issued and outstanding.....              -              -
     Common stock - $.001 par value;
      15,000,000 shares authorized,
      3,601,250 issued and outstanding..          3,601          3,601
     Additional paid-in capital.........     10,943,569     10,943,569
     Capital adjustment.................       (799,147)      (799,147)
     Retained earnings..................      2,153,892      1,613,974
                                        ---------------  ---------------
            Total Stockholders' Equity..     12,301,915     11,761,997
                                        ---------------  ---------------
            Total Liabilities and
             Stockholders' Equity.......    $42,113,063    $28,909,786
                                         ==============  ================
* Derived from audited financial statements

                    MEADOW VALLEY CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                           -------------------------------
                                                1996           1995
                                           --------------  ---------------
Increase (Decrease) in Cash and Cash        (UNAUDITED)    (UNAUDITED)
 Equivalents:
Cash flows from operating activities:
     Cash received from customers........   $  87,478,931  $  59,753,153
     Cash paid to suppliers and
      employees..........................     (88,660,031)   (59,047,487)
     Interest received...................         509,129        302,183
     Interest paid.......................        (145,991)    (1,138,689)
     Income taxes paid...................        (907,212)      (340,298)
                                           --------------  ---------------
          Net cash used in operating
           activities....................      (1,725,174)      (471,138)
                                           --------------  ---------------
Cash flows from investing activities:
     Decrease (increase) in restricted
      cash...............................         741,522     (1,056,533)
     Purchase of AKR Contracting
      tradename..........................         (36,531)             -
     Collection of notes receivable -
      related party......................               -        600,000
     Collection of note receivable -
      other..............................             435              -
     Proceeds from sale of property and
      equipment..........................          97,008         67,601
     Proceeds from sale of rental real
      estate.............................          16,866              -
     Purchase of property and equipment..      (1,592,809)      (470,386)
                                           --------------  ---------------
          Net cash used in investing
           activities....................        (773,509)      (859,318)
                                           --------------  ---------------
Cash flows from financing activities:
     Deferred offering costs.............               -       (355,466)
     Repayment of capital lease
      obligation.........................         (73,460)       (20,299)
     Repayment of notes payable - other..         (70,087)             -
                                           --------------  ---------------
          Net cash used in financing             (143,547)      (375,765)
                                           --------------  ---------------
Net decrease in cash and cash
 equivalents.............................      (2,642,230)    (1,706,221)

Cash and cash equivalents at beginning
 of period...............................       5,357,904      4,739,424
                                           --------------  ---------------
Cash and cash equivalents at end of
 period..................................   $   2,715,674  $   3,033,203
                                           ==============  ===============


                    MEADOW VALLEY CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Nature of Corporation

    Meadow Valley Corporation (the "Company") operates primarily as the holding company of Meadow Valley Contractors, Inc. (MCV), a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses and the paving of highways and airport runways. The Company acquired all of the outstanding common stock of MVC effective October 1, 1994.

2.  Presentation of Interim Information

    The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of operating results for the entire year.

 3. Note Receivable-other

    Following is a summary of note receivable-other at September 30, 1996

    8% note receivable, 84 monthly payments
    in the amount of $1,565.36 commencing July 19,
    1996, balloon payment in the amount of $197,282
    due June 19, 2003, collateralized by real estate........   $212,898

     Less: current portion..................................      1,818
                                                               --------
                                                               $211,080
                                                               ========
4.  Notes Payable-other

    Following is a summary of notes payable-other at September 30, 1996

    9.33% note payable, first six consecutive payments
    interest only commencing September 15, 1996,
    remaining 78 months principle and interest payments
    of $7,227.38, due in full August 15, 2003...............  $420,000

    Less: current portion...................................    28,388
                                                              --------
                                                              $391,612
                                                              ========


    Following are maturities of long-term debt for each of the next 5 years:

                   1997............................        $ 28,388
                   1998............................          52,394
                   1999............................          57,497
                   2000............................          63,097
                   2001............................          69,242
                   Subsequent to 2001..............         149,382
                                                            -------
                                                           $420,000
                                                           ========

                    MEADOW VALLEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Line of Credit

    At September 30, 1996 the Company had available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 line of credit at an interest rate of the commercial bank's prime plus .25%. At September 30, 1996, both lines of credit were paid in full. Under the line of credit, the Company is required to maintain certain levels of working capital, to promptly pay all it obligations and not to convey, sell or lease all or substantially all of its assets. The Company was in full compliance with all such covenants at September 30, 1996. The line of credit expires August 15, 1997.

6.  Commitments

    During September 1996, the Company entered into an operating equipment lease agreement. The terms of the lease agreement provides for 120 monthly payments in the amount of $19,079 commencing October 1996.

    Following are the future minimum lease payments for the next 5 years:

               1997.........................  $   228,948
               1998.........................      228,948
               1999.........................      228,948
               2000.........................      228,948
               2001.........................      228,948
               Subsequent to 2001...........    1,144,740

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a heavy construction contractor specializing since 1980 in structural concrete construction of highway bridges and overpasses and the paving of highways and airport runways. The Company generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona, Utah and New Mexico. The Company believes that specializing in structural concrete construction has contributed significantly to its revenue growth and provides it with an advantage in the competitive bidding process.

     The Company has historically relied upon a small number of projects to generate a significant portion of its revenue. For instance, revenue generated from five projects represented 62% of the Company's revenue for the three months ended September 30, 1996. Results for any one calendar quarter may fluctuate widely depending upon the stage of completion of the Company's active projects and backlog at the beginning of any one calendar quarter. At September 30, 1996 the Company had backlog of approximately $138 million.


RESULTS OF OPERATIONS

     The following table sets forth, for the nine months and the three months ended September 30, 1996 and 1995, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of contract revenue.

                           NINE  MONTHS ENDED           THREE MONTHS ENDED
                              SEPTEMBER 30,                 SEPTEMBER 30,
                           -------------------          --------------------
                             1996       1995              1996        1995
                           --------   --------          --------     -------
Contract revenue            100.0%     100.0%             100.0%     100.0%

Gross profit                  2.9        4.2                3.6        4.7

General and
 administrative expense       2.1        1.8                2.2        1.6

Interest income                .5         .5                 .5         .3

Interest expense               .4        1.4                 .4        1.1

Income before
 income taxes                  .9        1.2                1.6        2.3

Net income after
 income taxes                  .5         .8                1.0        1.5



NINE MONTHS ENDED SEPTEMBER, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER  30,
1995

     Revenue and Backlog. Revenue increased 49% to $98.7 million for the nine months ended September 30, 1996 ("interim 1996") from $66.2 million for the nine months ended September 30, 1995 ("interim 1995"). The increase results from a $30.0 million increase in backlog at December 31, 1995 from the prior year and the award of approximately $100 million of projects during interim 1996 compared to approximately $58 million during interim 1995. Backlog increased 38% to approximately $138 million at September 30, 1996, from approximately $100 million at September 30, 1995. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, gross profit decreased from 4.2% for interim 1995 to 2.9% for interim 1996. The decrease results primarily from cost overruns attributable to (i) omission of costs from bid estimates (ii) erratic weather conditions that delayed the completion of a project (iii) difficulty in assembling an adequately skilled labor force due to the physical location of a construction site (iv) erroneous assumptions at bid time regarding the Company's construction productivity (v) cost related plan or specification errors and (vii) inadequate field and corporate supervision, offset by a 2.2% increase in gross profit margins due to the settlement of a claim which is related to a project completed during 1995. The Company is requesting additional compensation for costs incurred related to plan or specification errors based upon the Company's contractual right. Gross profit margins are affected by construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $1,188,910 for interim 1995 to $2,095,156 for interim 1996. The increase results primarily from the 49% growth in revenue and the Company's expansion in the Utah market, the private construction market, the sand and gravel market, the precast concrete market and the ready-mix concrete market.

     Interest Income and Expense. Interest income increased for interim 1996 to $492,200 from $312,226 for interim 1995 due to invested proceeds from the initial public offering and increased amounts being held in retention during interim 1996. Interest expense decreased for interim 1996 to $433,434 due to the repayment of $6.5 million of loans issued in connection with the MVC acquisition.

     Net Income After Income Taxes. Net income after income taxes increased from $516,654 for interim 1995 to $536,918 for interim 1996. The increase primarily resulted from interest income and expense offset by a lower gross profit margin discussed above.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue and Backlog. Revenue increased 39% to $37.6 million for the three months ended September 30, 1996 ("interim 1996") from $27.1 million for the three months ended September 30, 1995 ("interim 1995"). The increase results from a $30.0 million increase in backlog at December 31, 1995 from the prior year and continued growth in backlog during interim 1996 . Backlog increased 38% to approximately $138 million at September 30, 1996, from approximately $100 million at September 30, 1995. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, gross profit decreased from 4.7% for interim 1995 to 3.6 for interim 1996. The decrease results primarily from cost overruns attributable to two projects that were completed or substantially completed during interim 1996. The cost overruns were the result of cost related plan or specification errors, omission of costs from bid estimates and inadequate field and corporate supervision.

     General and Administrative. General and administrative expenses increased from $441,644 for interim 1995 to $817,833 for interim 1996. The increase results primarily from the 39% growth in revenue and the Company's expansion in the Utah market, the private construction market, the sand and gravel market, the precast concrete market and the ready-mix concrete market.

     Interest Income and Expense. Interest income increased for interim 1996 to $180,953 from $80,674 for interim 1995 due to invested proceeds from the initial public offering and increased amounts held in retention. Interest expense decreased for interim 1996 to $167,590 due to the repayment of $6.5 million of loans issued in connection with the MVC acquisition.

     Net Income After Income Taxes. Net income after income taxes decreased from $400,731 for interim 1995 to $369,266 for interim 1996. The decrease primarily resulted from a lower gross profit margin discussed above together with the increase in general and administrative expense.

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

     The following table sets forth for the nine months ended September 30, 1996 and 1995, certain items from the condensed consolidated statements of cash flows.


                                                            Nine months ended
                                                              September  30,
                                                       -------------------------
                                                          1996           1995
                                                       ------------   ----------
     Cash Flows Used in Operating Activities           $(1,725,174)   $(471,138)
     Cash Flows Used in Investing  Activities             (773,509)    (859,318)
     Cash Flows Used in Financing Activities              (143,547)    (375,765)


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

     Accounts receivable and net costs in excess of billings ("billings") at September 30, 1996, were approximately $26.9 million versus $16.6 million at September 30, 1995 an increase of 62%. Revenues for the same period increased 49%. The outstanding accounts receivable and billings have increased primarily due to the growth in revenue and increased cash retention required under
contract subject to completion of the project.   The Company contracts primarily
with public sector customers, which it believes significantly reduces exposure to conventional bad debts. Accordingly, based on the Company's history of no material delays in the collection of accounts receivable, no allowance was established for potentially uncollectible accounts at September 30, 1996.

     Cash used by investing activities during interim 1996 was approximately $800,000, and included the release of retentions held in a restricted cash account of approximately $700,000, offset by $1,600,000 in property and equipment purchases. During interim 1995 cash used in investing activities included an increase in restricted cash of approximately $1,000,000 and $470,000 in equipment purchase offset by the collection of related party notes receivable of approximately $600,000.

     Cash used in financing activities during interim 1996 included approximately $73,000 repayment of capital lease obligations and $70,000
repayment of notes payable - other.   During interim 1995 cash used in financing
activities include deferred offering costs of approximately $355,000.

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 line of credit at an interest rate of the commercial bank's prime plus .25%. At September 30, 1996, both lines of credit were paid in full. Under the line of credit, the Company is required to maintain certain levels of working capital, to promptly pay all it obligations and not to convey, sell or lease all or substantially all of its assets. The Company was in full compliance with all such covenants and there are no material covenants or restrictions in the line of credit which the company believes would impair it operations. The line of credit expires August 15, 1997.

     The Company anticipates incurring total costs related to the ready-mix operations of approximately $7,200,000, which include the acquisition of land, equipment and batch plant. The batch plant and its related equipment in the amount of approximately $6,000,000 will be financed primarily through operating leases. The land totaling approximately

$1,200,000 will be financed through bank notes and/or other financial instruments, which includes $132,000 of capital expenditures incurred and $420,000 financed during interim 1996.

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

                          PART 11.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)   Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEADOW VALLEY CORPORATION
                                               (Registrant)



                                        By  ____________________________

                                            Kenneth D. Nelson
                                            Chief Financial Officer


                                        By  ____________________________

                                            Julie L. Bergo
                                            Principal Accounting Officer