Form 10-K
period 1996-12-31
MEADOW VALLEY CORP
filed 1997-03-20
CIK 934749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number       0-25428
                      ----------------

                           MEADOW VALLEY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                       88-0328443
--------------------------------------------------------------------------------
    (State or other                     (I.R.S. Employer Identification Number)
jurisdiction of incorporation
     or organization)


4411 South 40th Street, Suite D-11, Phoenix, AZ               85040
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



                                (602) 437-5400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

          Title of each class:            Name of exchange on which registered:
      Common stock, $.001 par value               Nasdaq National Market
      Common stock purchase warrants              Nasdaq National Market


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No
                                               ------     -----

    Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   x
           ---

    On February 28, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $10,335,594.

    On February 28, 1997, there were 3,601,250 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 1996.

                                 PART I

Item 1.  Business


General

          Meadow Valley Corporation (the "Company") was incorporated in Nevada on September 15, 1994. On October 1, 1994, the Company purchased all of the outstanding Common Stock of Meadow Valley Contractors, Inc. ("MVC"), for $11.5 million comprised of a $10 million promissory note and $1.5 million paid by the issuance of 500,000 restricted shares of the Company's Common Stock valued at $3.00 per share. MVC was founded in 1980 as a heavy construction contractor and has been engaged in that activity since inception. References to the Company's history include the history of MVC.

          Operating through MVC, the Company is a heavy construction contractor specializing in structural concrete construction of highway bridges and overpasses and the paving of highways and airport runways. The Company generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona, Utah and New Mexico. The Company believes that specializing in structural concrete construction has contributed significantly to its revenue growth and provides it with an advantage in the competitive bidding process. However, such specialization limits the types and sizes of projects upon which the Company bids and may be a competitive disadvantage for projects in which the amount of work proposed to be completed by the prime contractor (as compared to the amount of work which will be subcontracted by the prime contractor) is a consideration in the bidding process. The Company primarily seeks public sector customers because public sector projects are less cyclical than private sector projects, payment is more reliable, work required by the project is generally standardized and little marketing expense is incurred in obtaining projects.

          The Company generated average project revenue of approximately $6 to $7 million in each of the three years ended December 31, 1994, 1995 and 1996. The Company had a project backlog of approximately $130 million at December 31, 1996, which included portions of a $19 million reconstruction of sections of Interstate 10 in Phoenix, AZ, portions of a $14 million airport runway extension at McCarran International Airport in Las Vegas, NV, portions of a $41 million sitework for a new terminal at McCarran International Airport in Las Vegas, NV, portions of the $28 million beltway continuation in Las Vegas, NV, the $36 million Squaw Peak Pkwy Shea-Thunderbird Freeway Continuation in Phoenix, AZ, and the $16 million reconstruction of sections of Interstate 15 in North Salt Lake, Utah. The Company has acted as the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Utah Department of Transportation, the Clark County (Nevada) Department of Public Works, Salt Lake City (Utah) Airport Authority and the New Mexico Department of Transportation.

          On October 16, 1995, the Company sold 1,675,000 Units of its securities to the public at $6.00 per Unit (the "Public Offering"). Each Unit consisted of one share of $.001 par value common stock and one common stock purchase warrant. In November 1995, the Company sold an additional 251,250 Units pursuant to its underwriters' overallotment option.

          On January 2, 1996, the Company acquired certain assets of AKR Contracting ("AKR"), an unaffiliated company in Phoenix, Arizona, specializing in earthwork, grading and paving of residential subdivisions, commercial centers and small publicly funded projects. Through AKR, the Company expects to increase revenue from the private construction market in which the Company was not previously engaged.


Business Strategy

          The Company seeks to generate revenue growth and profitability by pursuing the following business strategy:

          (i) Expand Construction-related Niche Markets. The Company continues to assess the viability of entering the concrete or "white" paving market. By performing white paving work itself, the Company may be able to increase its project revenue and earnings, reduce reliance on white paving subcontractors and improve the likelihood of being awarded projects in which the amount of work proposed to be completed on a project by the prime contractor is a consideration in the competitive bidding process. The Company will continue to explore other niche markets which may increase the Company's competitiveness, diversify its revenue base, increase project revenue and improve profitability. Consistent with this strategy, the Company has taken action in five areas:

          (1) The Company has entered into an operating lease for a portable hot mix asphalt plant and related paving equipment. The asphalt paving capabilities provide the Company the opportunity to expand its existing geographic market. The Company believes increased competitiveness and revenue will be generated on projects that call for large quantities of asphaltic concrete.

          (2) On January 2, 1996, the Company acquired certain assets of AKR, an unaffiliated company in Phoenix, Arizona. AKR specializes in earthwork, grading and paving of residential subdivisions, commercial centers and in small publicly funded projects. Through AKR, the Company expects to increase revenue from the private construction market in which the Company was not previously engaged.

          (3) During 1996, the Company formed Ready Mix, Inc. ("RMI"), a wholly-manufactures and distributes ready mix concrete and expects to target markets such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI is expected to begin operations from its first in March 1997. Financed with internal funds, a $2 million line of credit and operating leases, the Company intends RMI to operate from two sites using approximately 40 mixer trucks.

          (4) During 1996, the Company formed Prestressed Products, Incorporated ("PPI"), a wholly-owned precast concrete company based in Moapa, NV, which is northeast of Las Vegas, NV. PPI will design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines include architectural and structural building components and prestressed bridge girders for highway construction. PPI will begin operations during 1997 with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada.

          (5) The Company has established a sand and gravel crushing and screening operation in Moapa, Nevada. The Company's primary product is a crushed and washed sand that is intended to be sold to the RMI, PPI and the Company.

         (ii) Solidify Market Position. The Company intends to continue to expand its operations in Nevada, Arizona, Utah and New Mexico and consider expansion into other western states.

         (iii) Seek to Acquire Other Businesses. The Company will seek to acquire other businesses that provide subcontracting services used by the Company in its projects, complement the Company's existing construction expertise or offer construction services similar to the Company in other geographic markets. In certain circumstances, the Company may join with one or more companies combining expertise, financial strength, and/or bonding capacity. Through a joint venture, the Company may be able to pursue projects which might otherwise exceed its staffing or bonding resources.

          (iv) Increase Bonding Capacity. The Company retained a portion of the proceeds of its Public Offering to increase its bonding capacity in order to bid upon more and larger projects. The Company intends to retain a portion of future earnings to further increase its bonding capacity. See "--Insurance and Bonding."


Market Overview

          The Company believes that infrastructure construction (primarily highways, bridges, overpasses, tunnels and other transportation projects) in the western United States is substantial and will generate continued federal, state and local government expenditures. In 1991, Congress passed the Intermodal Surface Transportation Efficiency Act of 1991 ("ISTEA") which included an appropriation of over $150 billion through September 1997. In 1995, as a result of the ISTEA legislation, Congress designated a National Highway System ("NHS") consisting of 158,674 miles of key transportation corridors and continued funding as originally intended through ISTEA. In addition to federal funding, which has increased year-to-year in the states in which the Company has historically operated, other funding mechanisms are used at various governmental levels to improve and maintain transportation facilities. Maricopa County (Phoenix, Arizona metropolitan area) and Clark County (Las Vegas, Nevada metropolitan area) have passed sales tax measures to fund major transportation improvements. Maricopa County's program has approximately $800 million of work remaining to be bid that is scheduled for completion by 2006. Clark County's program, including airport improvements funded by PFC's (Passenger Facility Charges),budgets expenditures of approximately $300 million through 1997. The transportation departments of the states of Arizona, Nevada and Utah expect to let contracts during 1997 in amounts approximating $410 million, $278 million and $256 million, respectively. Utah's State Legislature is currently debating funding alternatives for the planned reconstruction of I-15 through Salt Lake City.
This work will be accomplished under a design/build contract expected to be in excess of $1 billion. Both Las Vegas, Nevada and Phoenix, Arizona have experienced considerable growth in residential construction. Site work, grading, drainage and paving of residential subdivisions, commercial shopping centers, and industrial office complexes will be pursued by the Company through AKR. Private infrastructure spending is highly cyclical, and is very sensitive to general economic conditions and interest rates and, therefore, is subject to volatility. There can be no assurance that the recent trends in residential and commercial development will be sustained.


Operations

          In addition to the construction of highways, bridges, overpasses and airport runways, the Company constructs other projects which require the use of structural concrete. From its Phoenix, Arizona corporate office and area offices in Moapa, Nevada, Salt Lake City, Utah and New Mexico, the Company markets (primarily by responding to solicitations for competitive bids) and manages all of its projects. Staff is also located at job sites to meet on-site project management requirements. See "--Marketing."

          In addition to profitability, the Company considers a number of factors when determining whether to bid on a project, including the location of the project, likely competitors and the Company's current and projected workloads. The Company uses a computer-based project estimating system which reflects its bidding and construction experience and which the Company believes best identifies the project's risks and opportunities. The Company develops comprehensive estimates with each project divided into phases and line items for which separate labor, equipment, material, subcontractor and overhead cost estimates are compiled. Once a project begins, the estimate provides the Company with a budget against which ongoing project costs are measured. Until 1996, the Company had seldom experienced material deviations in actual project costs from its estimated project budgets. Several material deviations occurred in 1996; however, management has determined they were primarily the result of operational difficulties and not of a nature that would require modifications to the estimating or bidding procedures.

          The Company owns some of the construction equipment used in its projects, including cranes, backhoes, scrapers, graders, loaders, trucks, trailers, pavers and rollers. The net book value of the Company's equipment at December 31, 1996 was approximately $4.7 million. Although the Company leases a significant portion of its equipment, it believes that ownership of equipment is generally preferable to leasing because ownership ensures equipment availability and normally results in lower equipment costs. The Company attempts to keep its equipment as fully utilized as possible and may rent equipment on a short-term basis to other contractors.

          The Company's corporate management coordinates engineering and administrative support services with operating management at the project site. The latter are responsible for planning, scheduling and budgeting operations, equipment maintenance and customer satisfaction. Project and area managers monitor project costs on a daily and weekly basis while corporate management monitors such costs monthly.

          Raw materials (primarily concrete, aggregate and steel) used in the Company's operations are available from a number of sources. There are a sufficient number of materials suppliers within the Company's market areas to assure the Company of adequate competitive bids for supplying such raw materials. Generally, the Company will obtain four bids from competing concrete, asphalt or aggregate suppliers whose reserves of such materials will normally extend beyond the expected completion date of the project. Costs for raw materials vary depending upon project duration, construction season, or other factors; but, generally, prices quoted to the Company for raw materials are fixed for the project's duration.

          The Company continues to revise its field reporting systems and to reassign senior management personnel in order to control costs and improve its reporting systems. Arvin L. Black resigned as Area Manager for Arizona operations and was replaced by Robert H. Bottcher. Gary W. Burnell will begin his duties as Chief Financial Officer effective April 1, 1997. Kenneth D. Nelson has been named Vice President - Corporate Administration with direct responsibilities for field cost accounting systems, training and enforcement of compliance with Company policies and procedures relative to tracking and managing field cost. To assist Mr. Nelson in this effort, the Company has added James M. Vandegrift, who has extensive construction cost accounting experience, as Cost Accounting Supervisor. Management at the area and corporate levels has increased both the depth and frequency of direct scrutiny of project costs. Additional training is being scheduled and the Company's upgraded Windows-based field cost system (F-Cost) is undergoing its beta testing on selected projects. Additionally, the Company recently employed the services of Fails Management Institute (FMI), one of the nation's leading construction management consultants, to perform a complete performance evaluation of the Company's systems, personnel and practices. Management intends to utilize the findings of the FMI study to further enhance its Field reporting systems, management practices and operational matters.


Projects and Customers

          The Company specializes in public sector construction projects and its principal customers are the state departments of transportation in Nevada, Arizona, Utah and New Mexico and bureaus and departments of municipal and county governments in those states. The Company generated average project revenue of approximately $6 to $7 million in each of the three years ended December 31, 1994, 1995 and 1996. For the year ended December 31, 1996, revenue generated from six projects in Nevada, Arizona and Utah represented 63% of the Company's revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which the Company operates, could have an adverse effect on the Company's results of operations. In each of the two years ended December 31, 1995 and 1996, Clark County General Services and the Arizona Department of
Transportation each accounted for over 10% of the Company's consolidated revenue.

          The following table describes all projects substantially completed by the Company in each of the three years ended December 31, 1994, 1995 and 1996. Contract amounts include agreed upon change orders, if any, and represent the total dollar value of the contract to the Company.


                                                                             Contract
Customer                           Project Designation      Location          Amount         Completion Date
-------------------------------------------------------------------------------------------------------------
City of Phoenix, Arizona           Northern Avenue          Phoenix, AZ     $    311,132    April 1994

Clark County, Nevada
  General Services                 Airport Beltway Channel  Las Vegas, NV      2,895,903    April 1994

Clark County, Nevada
  General Services                 Airport Connector        Las Vegas, NV     13,870,339    November 1994

Cheyenne Joint Venture             Cheyenne Channel
                                   Reconstruction           Las Vegas, NV      1,446,002    November 1994

City of Phoenix, Arizona           Grand Canal              Phoenix, AZ           43,845    January 1995

Arizona Department of
  Transportation                   Squaw Peak Parkway       Phoenix, AZ       25,733,328    May 1995

Arizona Department of
  Transportation                   Casa Grande Highway      Phoenix, AZ       27,052,138    May 1995

Clark County, Nevada
  General Services                 Flamingo Winnick         Las Vegas, NV      2,687,309    May 1995

Clark County, Nevada
  General Services                 Airport North Portal     Las Vegas, NV     15,068,853    May 1995

                                                                                 Contract
Customer                           Project Designation      Location              Amount         Completion Date
-----------------------------------------------------------------------------------------------------------------
Arizona Department of
  Transportation                   Red Mountain Freeway     Phoenix, AZ         $12,684,836      May 1995

Salt Lake City, Utah Airport
  Authority                        40th Street Relocation   Salt Lake City, UT    2,293,088      May 1995

Clark County, Nevada
  General Services                 Van Buskirk              Las Vegas, NV         3,175,206      May 1995

Continental Insurance              Gila River               Phoenix, AZ           3,594,017      May 1995

City of Mesquite, Nevada           Mesquite                 Mesquite, NV            316,244      October 1995

Lincoln County, Nevada             Panaca, NV               Panaca, NV              243,903      October 1995

Colorado River Commission          River Mountain           Las Vegas, NV         1,300,901      November 1995

City of Mesquite, Nevada           Summer Ridge             Mesquite, NV            129,237      December 1995

City of Mesquite, Nevada           Hillside Storm Drain     Mesquite, NV            162,103      December 1995

City of Henderson, Nevada          C-1 Channel              Henderson, NV         1,086,497      October 1995

Arizona Department of              Payson-Show Low
  Transportation                   Highway at Heber         Heber, AZ             5,535,662      April 1996

Arizona Department of
  Transportation                   I-17 Widening            Phoenix, AZ           8,633,650      October  1996

DG Fenn                            Baptist Retirement       Phoenix, AZ              78,468      October 1996

Salt Lake City Airport
  Authority                        South Cargo              Salt Lake City, UT    1,517,428      October 1996

Intermountain
  Roadbuilders                     Davis Monthan - Streets  Tucson, AZ              344,418      April 1996

Town of Youngtown                  Youngtown Streets        Youngtown, AZ            77,423      February 1996

Arizona Department of
  Transportation                   Pima Freeway             Phoenix, AZ           7,546,838      May 1996

Salt Lake City, Utah Airport
  Authority                        Salt Lake City Airport   Salt Lake City, UT   27,364,636      January 1996

Clark County, Nevada
  General Services                 South Beltway            Las Vegas, NV        16,175,964      January 1996

Arizona Department of
  Transportation                   Dunlap                   Phoenix, AZ           8,198,181      January 1996

VFL Technology                     Chevron Cell
  Corporation                      Construction             Salt Lake City, UT    1,315,072      June 1996

Arizona Department of              Chandler
  Transportation                   Boulevard                Phoenix, AZ           2,209,435      May 1996

Utah Department of
  Transportation                   Snow Canyon              Southern, Utah        4,138,290      January 1996

Arizona Department of
  Transportation                   Navajo Papermill Rd      Phoenix, AZ             641,061      January 1996

Intermountain Roadbuilders         Intermtn.Roadbuilders    Phoenix, AZ             265,345      January 1996

Arizona Department of
  Transportation                   Goodyear Urban           Goodyear, AZ            463,665      August 1996

Crescent Run LLP                   Crescent Run             Mesa, AZ                262,261      April 1996

                                                                                     Contract
Customer                           Project Designation          Location              Amount           Completion Date
------------------------------------------------------------------------------------------------------------------------
Wespac                             Lost Canyon II               Scottsdale, AZ         $   152,778     October 1996

City of Winslow                    City of Winslow              Winslow, AZ              1,402,868     September 1996

Clark County Department of
  Aviation                         Searchlight                  Searchlight, NV            707,977     January 1996

Arizona Department of
  Transportation                   Nogales Connection           Nogales, AZ             11,308,000     October 1996

          The following table describes all projects of the Company in progress as of December 31, 1996. Current contract amounts include agreed upon change orders, if any, and represent the dollar value of the contract to the Company.

                                                                                      Current          Award
                                                                                     Contract          Date/Estimated
Customer                           Project Designation          Location               Amount          Completion Date
------------------------------------------------------------------------------------------------------------------------
                                                                                                       February 1996
City of Henderson                  Equestrian Detention         Henderson, NV          $ 5,317,707     March 1997

Clark County Department of                                                                             June 1995
  Aviation                         Jean Airport                 Jean, NV                 3,576,993     March 1997

Clark County, Nevada               McCarran Airport                                                    January 1995/
  General Services                 Parking Garage               Las Vegas, NV           60,494,179     March 1997

Clark County Department of                                                                             August 1995/
  Public Works                     LV Beltway                   Las Vegas, NV           28,684,010     March 1997

Clark County Department of         McCarran Garage                                                     August 1995/
  Aviation                         Infrastructure               Las Vegas, NV            5,950,409     March 1997

Arizona Department of              Phoenix - Casa                                                      November 1995/
  Transportation                   Grande (Joint Venture)       Phoenix, AZ             19,600,390     June 1997

Intermountain                                                                                          December 1995/
  Roadbuilders                     Davis Monthan - Taxiway      Tucson, AZ                 164,608     March 1997

                                                                                                       January 1996/
Homes by Dave Brown                Country Estates              Gilbert, AZ                260,643     July 1997

Clark County Department of                                                                             March 1996/
  Aviation                         Runway Extension             Las Vegas, NV           14,165,629     August 1997

Clark County Department of                                                                             June 1996/
  Aviation                         Ticketing Facility           Las Vegas, NV            7,223,006     July 1997

                                                                                                       December 1995/
Kay Roger/ADA Const.               Legacy II                    Phoenix, AZ                195,483     February 1997

Clark County Department of         Union Pacific R.R.                                                  June 1996/
  Aviation                         Relocation                   Las Vegas, NV            1,989,519     January 1997

                                                                                                       April 1996/
Chanen                             Midwestern University II     Glendale, AZ               230,579     January 1997

                                                                                                       June 1996/
Moapa Water District               Moapa Water District         Moapa, NV                  858,485     January 1997

                                                                                    Current   Award
                                                                                   Contract   Date/Estimated
Customer                             Project Designation        Location             Amount   Completion Date
----------------------------------------------------------------------------------------------------------------------
                                                                                              June 1996/
Frehner Construction                 Precast                    Las Vegas, NV    $    97,885  January 1997

                                                                                              May 1996/
Robert Ewing                         Lone Butte Industrial      Maricopa County      225,000  February 1997

                                                                                              July 1996/
City of Phoenix                      Collector Street Overlay   Phoenix, AZ        2,082,183  January 1997

Clark County Department of                                                                    August 1996/
     Aviation                        Terminal D Sitework        Las Vegas, NV     41,026,706  April 1998

                                                                                              May 1996/
City of Phoenix                      Skunk Creek Landfill       Phoenix, AZ        2,708,736  January 1997

                                                                                              June 1996/
Dept. of United States Army          White Sands Missile Range  New Mexico        12,207,945  June 1997

                                                                                              June 1996
Triton Builders                      AT&T Expansion             Mesa, AZ             246,080  January 1997

                                                                                              November 1996/
City of Las Vegas                    Detention Facility         Las Vegas, NV        386,046  May 1997

Dept. of Transportation                                                                       July 1996/
     Hwy. Admin.                     Wiggins Crossing           Arizona              812,890  August 1997

Nevada Department of                                                                          September 1996/
     Transportation                  Eastern State Highway Sys  Las Vegas, NV      2,196,806  February 1997

                                                                                              August 1996/
Robert Ewing                         Lone Butte 3&4             Maricopa County      201,979  February 1997

Clark County Department of           McCarran Air Cargo                                       October 1996/
     Aviation                          Expansion                Las Vegas, NV      2,387,106  April 1997

New Mexico Department of                                                                      August 1996/
     Transportation                  I-25/Socorro               New Mexico         2,495,015  June 1997

Arizona Department of                Squaw Peak Shea-TBird                                    October 1996/
     Transportation                    Continuation             Phoenix, AZ       36,240,016  February 1999

                                     Municipal Parking                                        September 1996/
City of Gilbert                        Expansion                Gilbert, AZ          154,492  January 1997

                                     School House               Roosevelt Lake,               October 1996/
United States Forest Service           Campground                 AZ               4,578,350  August 1997

                                                                                              October 1996/
Jackson Properties                   Country Meadows            Maricopa County      748,289  April 1997

Utah Department of                                                                            October 1996/
     Transportation                  I-15/Woods Crossing        Salt Lake, UT     15,985,425  November 1997

                                                                                              November 1996/
City of Bisbee                       Bisbee Municipal Airport   Bisbee, AZ           295,712  January 1997

United States Dept. Of                                                                        October 1996/
     Agriculture                     Tonto Forest               Arizona              290,000  March 1997



                                                                                     Current  Award
                                                                                    Contract  Date/Estimated
Customer                             Project Designation        Location               Award  Completion Date
---------------------------------------------------------------------------------------------------------------
                                                                                              October 1996/
United States Marine Corp.           Yuma Taxiway Repair        Yuma, AZ         $   668,000  March 1997

Arizona Department of                                                                         November 1996/
   Transportation                    Douglas Rodeo Hwy          Douglas, AZ        1,455,635  May 1997

                                                                                              December 1996/
City of Mesa                         City of Mesa Sealcoat      Mesa, AZ             103,898  May 1997

                                                                                              December 1996/
Mayo Clinic/Ryan Cos.                Mayo Arrowhead             Glendale, AZ         133,320  May 1997


Backlog

          The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $130 million at December 31, 1996, compared to approximately $90 million at December 31, 1995. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. The Company believes that its backlog figures are firm, subject to provisions contained in its contracts which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. The Company has not been materially adversely affected by contract cancellations or modifications in the past. A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year.


Competition

          The Company believes that the primary competitive factors in the structural concrete segment of the construction industry are price, reputation for quality work, financial strength, knowledge of local market conditions and estimating abilities. The Company believes that it competes favorably with respect to each of the foregoing factors. However, most of the Company's projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. Because the Company's bids are often determined by the cost to it of subcontractor services and materials, the Company believes it is often able to lower its overall construction bids due to its prompt payments to, consistent workloads for, and good relationships with, its subcontractors and suppliers. The Company competes with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) highway projects. When bidding on larger infrastructure projects, the Company also competes with larger, well capitalized regional and national contractors (including Granite Construction Incorporated, Peter Kiewit Sons', Inc. and SundtCorp., Inc.), many of whom have larger net worths, bonding capacities and construction personnel than the Company. Due to currently favorable market conditions in Nevada, Arizona and Utah, which have resulted in an increase in heavy construction projects in these states, additional competition for projects may be expected. Such additional competition could reduce the Company's profit margins on certain projects.

          Although smaller contractors have smaller overhead expenses, generally overhead expenses are proportionate when computed as a percentage of total revenue generated and are therefore not a competitive factor. Except for the Company's approximately $65 million limit on individual project bonds and approximately $160 million limit on aggregate project bonds, the Company does not believe it is at a competitive disadvantage in relation to its larger competitors. The Company does not believe it has other competitive advantages or disadvantages with respect to its smaller competitors other than advantages which may result from its higher bonding capacity, longer relationships with subcontractors and suppliers and the perceived stability of having been in business since 1980.

          The Company does not believe that the competitive environment is materially different in other western states in which the Company may expand; however, growth rates have been stagnant in some western states in recent years, thereby intensifying competition among construction companies in those states. Initially, the Company will be at a competitive disadvantage in new markets until it obtains information on those markets and develops relationships with local subcontractors.

The Contract Process

          The Company's projects are obtained primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. The Company submits bids after a detailed review of the project specifications, an internal review of the Company's capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. The Company owns, leases, or is readily able to rent, any equipment necessary to complete the projects upon which it bids. After computing estimated costs of the project to be bid, the Company adds its desired profit margin before submitting its bid. The Company believes that success in the competitive bidding process involves (i) being selective on projects bid upon in order to conserve resources, (ii) identifying projects which require the Company's specific expertise, (iii) becoming familiar with all aspects of the project to avoid costly bidding errors and (iv) analyzing the local market to determine the availability and cost of labor and the degree of competition. Since 1987, the Company has been awarded contracts for approximately 18% of the projects upon which it has bid. A substantial portion of the Company's revenue is derived from projects that involve ''fixed unit price'' contracts under which the Company is committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete, or linear feet of pipe). The unit price is determined by a number of factors including haul distance between the construction site and the warehouses or supply facilities of local material suppliers and to or from disposal sites, site characteristics and the type of equipment to be used. While the fixed unit price contract generally shifts the risk of estimating the quantity of units for a particular project to the customer, any increase in the Company's unit cost over its unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by the Company.

          Most government contracts provide for termination of the contract at the election of the customer. In such event the Company is generally entitled to receive a small cancellation fee in addition to reimbursement for all costs it incurred on the project. Many of the Company's contracts are subject to completion requirements with liquidated damages assessed against the Company if schedules are not met. The Company has not been materially adversely affected by these provisions in the past.

          Contracts often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a material loss in connection with any such retention.

          The Company acts as prime contractor on most of its construction projects and subcontracts certain jobs such as electrical, mechanical and white paving work to others. As prime contractor, the Company bills the customer for work performed and pays the subcontractors from funds received from the customer. Occasionally the Company provides its services as a subcontractor to another prime contractor. As a subcontractor, the Company will generally receive the same or similar profit margin as it would as a prime contractor, although revenue to the Company will be smaller because the Company only contracts a part of the project. As prime contractor, the Company is responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract.
The Company occasionally requires its subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require the Company to use its best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds. On average, the Company has required performance bonds for less than 10% of the dollar amount of its subcontracted work. However, the Company is generally aware of the skill levels and financial condition of its subcontractors through its direct inquiry of the subcontractors and contract partners of the subcontractors, as well as its review of financial information provided by the subcontractors and third party reporting services including credit reporting agencies and bonding companies. The Company has experienced losses of less than
 .5 of 1% of total revenue over the last five fiscal years including a loss of .8 of 1% of total revenue for the year ended December 31, 1993. As the Company expands into new geographic areas, it expects to obtain references and examine the financial condition of prospective subcontractors before entering into contracts with them, requiring bonding as deemed appropriate.


          In connection with public sector contracts, the Company is required to provide various types of surety bonds guaranteeing its own performance. The Company's ability to obtain surety bonds depends upon its net worth, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of the Company's surety bonds then outstanding and the surety companies' current underwriting standards, which may change from time to time. See ''--Insurance and Bonding.''

Insurance and Bonding

          The Company maintains general liability and excess liability insurance, insurance covering its owned and leased construction equipment and workers' compensation insurance in amounts it believes are consistent with its risks of loss and in compliance with specific insurance coverages required by its customers as a part of the bidding process. The Company carries liability insurance of $11 million per occurrence, which management believes is adequate for its current operations and consistent with the requirements of projects currently under construction by the Company.

          The Company is required to provide a surety bond on most of its projects. The Company's ability to obtain bonding, and the amount of bonding required, is primarily determined by the Company's net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities) and the number and size of projects under construction. The larger the project and/or the more projects in which the Company is engaged, the greater the Company's bonding, net worth and liquid working capital requirements. Bonding requirements vary depending upon the nature of the project to be performed. The Company generally pays a fee to bonding companies of 1/2% to 1% of the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. The Company has approximately a $65 million limit on individual project bonds and approximately a $160 million limit on aggregate project bonds.

Marketing

          The Company obtains its projects primarily through the process of competitive bidding. Accordingly, the Company's marketing efforts are limited to subscribing to bid reporting services and monitoring trade journals and other industry sources for bid solicitations by various government authorities. In response to a bid request, the Company submits a proposal detailing its qualifications, the services to be provided and the cost of the services to the soliciting entity which then, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration such as the bidder's track record for compliance
with bid specifications and procedures and its construction experience.   In the
private infrastructure market which the Company pursues through AKR, a more focused effort is required. AKR is listed on preferred " bid lists" of certain real estate developers. The timely completion of quality work at competitive prices and constant maintenance of personal relationships is necessary to preserve the Company's place on these bid lists. Occasionally, private work can be negotiated depending upon the business practices of the owner/developer. Membership and participation in selected industry associations helps to increase the Company's exposure to potential clients and is one means by which the Company stays informed as to industry developments and future prospects within the marketplace.


Government Regulation

          The Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Under the Federal Clean Air Act and Clean Water Act, the Company must apply water or chemicals to reduce dust on road construction projects and to contain water contaminants in run off water at construction sites. The Company may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project. The Company believes that it is in substantial compliance with all applicable laws and regulations. However, amendments to current laws or regulations imposing more stringent requirements could have a material adverse effect on the Company.


Employees

          On December 31, 1996, the Company employed approximately 50 salaried employees (including its management personnel and executive officers) and approximately 178 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. For the year ended December 31, 1996, the number of hourly employees ranged from approximately 178
to approximately  397 and averaged approximately  309.   At December 31, 1996,
the Company's employees did not belong to a labor union and the Company believes its relations with its employees are satisfactory.


Item 2.  Properties

          The Company leases approximately 6,200 square feet of executive office space at 4411 South 40th Street, Suites D-10 and D-11, Phoenix, Arizona, 85040, under one lease which expires in July 1997, at a rental rate of $4,022 per month. The Company leases approximately 1,800 square feet of office space at 1598 North 400 West, Suite C, Layton, Utah 84041, which expires in February 1998, at a monthly rental rate of $1,000 per month. The Company also leases from an affiliate approximately 2,000 square feet of office space at 1501 Highway 168, Moapa, Nevada 89025, on a month-to-month basis, at a rental rate of $800 per month. The Company believes that its rental rates are fair, reasonable and consistent with rates charged by unaffiliated third parties in the same market area.


Item 3.  Legal Proceedings

          The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings (which generally relate to disputes between the Company and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and that none of these proceedings are material to its financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The Company's Common Stock has been listed on the Nasdaq National Market since October 1995 and is traded under the symbol "MVCO". The following table represents the high and low closing prices for the Company's common stock on the Nasdaq National Market.

                                                   1995            1996
                                             ------------------------------
                                               High    Low     High    Low
                                             ------------------------------
        First quarter.......................                   6 3/8    5

        Second quarter......................                   6 1/8    5

        Third quarter.......................                   7 3/8  4 7/8

        Fourth quarter......................   6 1/8   5 1/8   4 3/4  3 5/8

Holders of Record

    As of February 28, 1997 there were more than 350 record and beneficial owners of the Company's Common Stock.


Item 6.  Selected Financial Data


                                                                                     Proforma
Years Ended December 31,                                                            Combined (1)
-------------------------------                         1992            1993           1994           1995           1996
                                                    -------------   ------------   ------------  -------------  -------------
Income Statement Data:

   Revenue.........................................   $34,756,329    $60,474,750    $80,220,521    $90,048,523   $133,723,645

   Gross Profit....................................     2,994,885      3,461,503      5,472,878      4,354,455      2,810,585

   Income (loss) from Operations...................      (376,554)      (230,934)     4,704,425      2,364,676       (331,525)

   Interest Expense................................         4,542          3,727        500,000      1,116,464        611,828

   Income (loss) before income taxes(2)............        25,331         60,501      4,565,398      1,608,997       (106,863)

   Net income (loss)...............................        15,706         37,511      2,824,776      1,059,347        (85,228)

   Average shares outstanding(3)...................     1,675,000      1,675,000      3,350,000      1,641,663      3,601,250

   Net income (loss) per share(3)..................         $0.01          $0.02          $0.84           $.65          $(.02)

Financial Position Data:                                1992            1993           1994           1995           1996
                                                    -------------   ------------   ------------  -------------  -------------
   Working capital (deficiency)....................   $ 4,169,935    $ 5,617,286    $(3,348,451)   $11,319,107   $  8,738,820

   Total assets....................................    11,391,879     19,664,666     22,375,168     28,909,786     42,121,334

   Long-term debt..................................             -              -              -      3,689,055      4,631,377

   Stockholders' equity (deficit)..................     5,631,661      6,809,481       (232,770)    11,761,997     11,676,769

(1) Effective October 1, 1994, the Company acquired all the outstanding shares of Meadow Valley Contractors, Inc. ("MVC") in a transaction accounted for by the purchase method of accounting whereby the basis of certain assets was revalued for accounting purposes. To arrive at this proforma presentation, the MVC financial statements for the 1994 period prior to October 1, 1994 have been combined with the Company's financial statements for the period ending December 31, 1994. See Note 2 to the Company's Consolidated Financial Statements.

(2) Includes the effect of proforma income tax adjustments reflecting additional income taxes that would have been reported had MVC been subject to federal and state income taxes for the periods presented through
     September 30, 1994.   Prior to October 1, 1994, MVC was a S Corporation
     and, therefore, did not pay income taxes.

(3) The average shares outstanding and net income (loss) per share are computed upon the number of shares of the Company's Common Stock outstanding as of December 31, 1994 including the assumed issuance of 500,000 shares of restricted Common Stock in the MVC acquisition, which were issued during October 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          The Company was incorporated in Nevada on September 15, 1994. On October 1, 1994, the Company purchased all of the outstanding Common Stock of Meadow Valley Contractors, Inc. ("MVC"), for $11.5 million comprised of a $10 million promissory note and $1.5 million paid by the issuance of 500,000 restricted shares of the Company's Common Stock valued at $3.00 per share. MVC was founded in 1980 as a heavy construction contractor and has been engaged in that activity since inception. References to the Company's history include the history of MVC.

          The Company is a heavy construction contractor specializing since 1980 in structural concrete construction of highway bridges and overpasses and the paving of highways and airport runways. The Company generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona, Utah and New Mexico. The Company believes that specializing in structural concrete construction has contributed significantly to its revenue growth and provides it with an advantage in the competitive bidding process. However, such specialization limits the types and sizes of projects upon which the Company bids and may be a competitive disadvantage for projects in which the amount of work proposed to be completed by the prime contractor (as compared to the amount of work which will be subcontracted by the prime contractor) is a consideration in the bidding process. The Company primarily seeks public sector customers because public sector projects are less cyclical than private sector projects, payment is more reliable, work required by the project is generally standardized and little marketing expense is incurred in obtaining projects.

          On January 2, 1996, the Company  acquired certain assets of AKR
Contracting ("AKR"), an unaffiliated company in Phoenix, Arizona.   AKR
specializes in earthwork, grading and paving of residential subdivisions, commercial centers and in small publicly funded projects. Through AKR, the Company expects to increase revenue from the private construction market in which the Company was not previously engaged.

          During 1996, the Company formed Ready Mix, Inc. ("RMI"), a wholly-owned ready mix concrete company based in Las Vegas, NV. RMI manufactures and distributes ready mix concrete and expects to target markets such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI is expected to begin operations from its first site near the end of the first quarter 1997. Financed with internal funds, a $2 million line of credit and operating leases, the Company intends to operate from two sites using approximately 40 mixer trucks.

          During 1996, the Company formed Prestressed Products Incorporated ("PPI"), a wholly-owned precast concrete company based in Moapa, NV, which is northeast of Las Vegas, NV. PPI will design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional
and public construction projects throughout the Southwest.   Product lines
include architectural and structural building components and prestressed bridge
girders for highway construction.   PPI will begin operations during 1997 with a
precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada.

          The Company has historically relied upon a small number of projects to generate a significant portion of its revenue. For instance, revenue generated from six projects represented 63% of the Company's revenue for the year ended December 31, 1996. Results for any one calender quarter may fluctuate widely depending upon the stage of completion of the Company's active projects.

Results of Operations

          The results of operations for the year ended December 31, 1994, represents the combined activities of MVC and the Company on a continuous basis for the 12 month period. The Company had no other operations since inception other than MVC's operations. Accordingly, a discussion of the combined operations for the 12 months ended December 31, 1994, is considered more meaningful than a discussion of separate operations.

          The following table sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1994     1995     1996
                                                     -------  --------  -------
           Revenue...............................     100.00%  100.00%  100.00%
           Cost of contract revenue..............      93.18    95.16    97.90
           Gross profit..........................       6.82     4.84     2.10
           General and administrative expenses...        .89     2.21     2.35
           Income (loss) from operations.........       5.93     2.63     (.25)
           Interest income.......................        .43      .52      .56
           Interest expense......................       (.28)   (1.24)    (.46)
           Other income..........................        .03      .07      .07
           Prior Offering costs..................          -     (.19)       -
           Income (loss) before income taxes.....       6.11     1.79     (.08)
           Net income (loss) after income taxes..       3.72     1.18     (.06)

Year Ended December 31, 1996 compared to Year Ended December 31,  1995

          Revenue and Backlog. Revenue increased 48.5% to $133.7 million for the year ended December 31, 1996, from $90.0 million for the year December 31, 1995. The increase results primarily from a $30.0 million increase in backlog at December 31, 1995 over the prior year and the award of approximately $100 million of projects during the first nine months of 1996, compared to approximately $58 million during the same period in 1995. In addition, the Company's expansion into earthwork, grading and paving of residential subdivisions, commercial centers and in small public works, through the acquisition of certain assets of AKR, contributed approximated $11.2 million to the Company's overall revenue growth. Revenue is impacted in any one period by the backlog at that beginning of that period.

          Gross Profit. As a percentage of revenue, gross profit decreased from 4.84% in 1995 to 2.10% in 1996. The decrease results primarily from cost overruns attributable to (i) omission of costs from bid estimates (ii) difficulty in assembling an adequate skilled labor force due to physical location of a construction site (iii) erroneous assumptions at bid time regarding the Company's construction productivity (iv) cost related plan or specification errors and (v) inadequate field and corporate supervision, offset by a 2.2% increase in gross profit margins due to the settlement of a claim which is related to a project completed during 1995. Gross profit margins can be affected by construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

          General and Administrative Expenses. General and administrative expenses increased from $1,989,779 for 1995 to $3,142,110 for 1996. The increase results, in part, from the start-up costs associated with the Company's development stage subsidiaries, the Company's expansion in the Utah market and, through AKR, expansion into earthwork, grading and paving of residential subdivisions, commercial centers and in small publicly funded projects. The additional costs associated with the development stage companies, expansion in the Utah market and AKR amounted to $719,572, consisting primarily of salaries
and office set up costs.   In addition to the start-up costs, the Company
sustained increased general and administrative expenses due to the 48.5% growth in revenue.

          Interest Income and Expense. Interest income increased in 1996 to $741,270 from $470,150 due to invested proceeds from the Public Offering and increased funds held in retention. Interest expense decreased in 1996 to $611,828 due to the November 1995 repayment of $6.5 million of loans issued in connection with the acquisition of Meadow Valley Contractors, Inc.

          Net Income (Loss) After Income Taxes. Net loss after income taxes for 1996 was $(85,228) compared to net income of $1,059,347 for 1995. The decrease primarily resulted from the lower gross profit and higher general and administrative expense as discussed above.


Year Ended December 31, 1995 compared to Year Ended December 31, 1994

          Revenue and Backlog. Revenue increased 12.3% to $90.0 million for the year ended December 31, 1995, from $80.2 million for the twelve months ended December 31, 1994. The increase resulted from the awarding of several significant projects in the first quarter of 1995, totaling approximately $76.0 million. Revenue is impacted in any one period by the backlog at the beginning of the period. Backlog was approximately $96.0 million at December 31, 1995, an increase of approximately $66.0 million from December 31, 1994.

          Gross Profit. As a percentage of revenue, gross profit decreased from 6.8% in 1994 to 4.8% in 1995. The decrease was a result of (i) the substantial completion during 1994 of several projects with higher gross profit margins; (ii) decreased gross profits during the first six months of 1995 related to additional costs incurred in the final stages of three ''large volume'' projects. (A ''large volume'' project is defined by the Company as a project in excess of $20 million). The Company is requesting additional compensation for each of the large volume projects based upon the Company's contractual right to request additional compensation if plan or specification errors result in additional work or extend the duration of the project. Large volume projects offer lower gross profit margins but greater total dollar profits than smaller volume projects. Gross profit margins are affected by construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

          General and Administrative Expenses. General and administrative expenses increased from $712,331 for 1994 to $1,989,779 for 1995. The increase results primarily from additional administrative and estimating personnel hired during 1995 who contributed to the significant increase in backlog at December 31, 1995. The additional estimating personnel are expected to enable the Company to submit bids on a greater number of projects in the future. The additional administrative personnel are expected to be instrumental in the exploration and development of new business markets and acquisition targets. Other factors contributing to the increase in general and administrative expenses were as follows (i) amortization of goodwill of $81,390 relating to the acquisition of MVC (ii) the 1994 recovery of a bad debt of $257,575 and (iii) costs associated with the relocation of the executive office from Nevada to Arizona.

          Interest Income and Expense. Interest income increased in 1995 to $470,150 from $346,450 due to increased retentions held in interest bearing accounts, invested proceeds from the initial public offering and higher average interest rates earned in 1995. Interest expense increased in 1995 to $1,116,464 from 222,889 in 1994 due to interest expense on the promissory notes issued to acquire MVC.

          Provision for Income Taxes. MVC was an S Corporation under the Internal Revenue Code through September 30, 1994. As such, the MVC was not subject to federal and state income taxes. MVC's sole stockholder was required to report the MVC's taxable income on his personal income tax return. The financial statements of the Company include a pro forma income tax adjustment that represents the estimated federal and state income taxes that would have been paid if MVC had been subject to taxation. Effective with the acquisition of MVC by the Company as of October 1, 1994, the S Corporation election was revoked and all future income will be subject to federal and state income taxes.

          Net Income. Net income after income taxes for 1995 was $1,059,347 compared to $2,824,776 for 1994. The decrease resulted primarily from the lower gross profit and higher general and administrative expense as discussed above, together with interest expense, and goodwill amortization relating to the acquisition of MVC.

Liquidity and Capital Resources

          The Company's primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the other construction and construction related businesses heretofore discussed. Annual revenue has grown from approximately $60.5 million in 1993 to $133.7 million in 1996. Growth has resulted in the need for additional capital to finance increased receivables, retentions and capital expenditures, and to address fluctuations in the work-in-process billing cycle, wherein costs and estimated earnings on contracts in progress have exceeded billings.

          The following table sets forth, for the periods presented, certain items from the Statements of Cash Flows of the Company and MVC.

                                                                    Years Ended December 31,
                                                           -----------------------------------------
                                                            (Combined)
                                                               1994          1995           1996
                                                           ------------  -------------  ------------
Cash Flows Provided By (Used in) Operating Activities:     $ 2,114,540    $(1,789,928)   $(3,085,632)
Cash Flows Provided By (Used in) Investing Activities:       2,072,896       (527,120)      (584,470)
Cash Flows Provided By (Used in) Financing Activities:      (2,043,046)     2,935,528       (247,283)

          Although the Company may experience increased profitability as operations increase, cash may be reduced to finance receivables and for customer cash retention required under contracts subject to completion. Management continually monitors the Company's cash requirements to maintain adequate cash reserves, and the Company believes that its cash balances were and, together with the operating lines of credit described below, are sufficient.

          Cash used in operating activities increased $5.2 million during the
years 1994 to 1996.   The increased is primarily the result of an increase in
accounts receivable and net costs in excess of billings ("billings") of $14.4 million, offset by increases in accounts payable and accrued liabilities of $9.4 million along with interest payments related to the MVC acquisition of $.6 million and income tax payments in the amount of $1.1 million. The outstanding accounts receivable and billings have increased primarily due to growth in revenue and increased retentions related to large volume projects. The Company contracts primarily with public sector customers, which it believes significantly reduces exposure to conventional bad debts. Accordingly, based on the Company's history of no material delays in the collection of accounts receivable, no allowance was established for potentially uncollectible accounts at December 31, 1996.

          For the year ended December 31, 1994, cash provided by investing activities amounted to $2.1 million, primarily as a result of cash acquired through purchase of a subsidiary of $2.3 million, offset by loans to related parties of $.3 million. Cash used in investing activities during 1995 included the purchase of property and equipment of $1.4 million. Cash used during 1995 was offset by a decrease in restricted cash of $.3 million and repayment of $.6 million of loans to related parties.

          For the year ended December 31, 1996, cash used in investing activities amounted to $.6 million, primarily the result of the purchase of property and equipment of $1.9 million offset by a decrease in restricted cash of $1.2 million. The decrease in restricted cash during 1995 and 1996 is a result of the partial release of funds held in escrow accounts pending the completion of three large volume projects.

          Cash flows used in financing activities increased by $1.7 million to $2.0 million during the year ended December 31, 1994. The increase was caused by a $1.7 million distribution to a stockholder. Cash provided by financing activities during 1995 include proceeds from the initial public offering of the Company's securities in the amount of $9.5 million, net of offering costs. Cash provided by financing activities during 1995 was offset by repayment of $6.5 million of loans from a related party issued in connection with the MVC acquisition. Cash used in financing activities during 1996 include lease payments of $.1 million and equipment loan payments of $.1 million.

          The Company currently has available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25%. At December 31, 1996, nothing had been drawn on either of the lines of credit.

Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At December 31, 1996, the Company was in full compliance with all such covenants and there are no material covenants or restrictions in the lines of credit which the Company believes would impair its operations. The lines of credit expire August 15, 1997.

          The Company anticipates incurring total costs related to the ready mix operations of approximately $7.2 million which include the acquisition of land, equipment and batch plant. The batch plant and its related equipment in the amount of approximately $6.0 million will be financed primarily through operating leases. The land totaling approximately $1.2 million will be financed through bank notes and/or other financial instruments, which include approximately $100,000 of capital expenditures and a $420,000 million land note
financed during 1996.   In addition, the Company is currently leasing
approximately 40 ready-mix trucks with estimated annual lease payments of $800,000.

          The Company anticipates incurring total costs of approximately $.6 million, which includes $.2 million of capital expenditures incurred during 1996, for the acquisition of equipment and construction of a precast manufacturing facility. The facility and its related equipment will be financed with the proceeds of the IPO.

          Management believes that the Company's cash reserves, together with its lines of credit, are sufficient to fund its cash requirements for the next 12 months and that the Company's working capital will be adequate to fund its short term and long term requirements.


New Accounting Pronouncements

          Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

          Statements of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Impact of Inflation

          The Company believes that inflation has not had a material impact on its operations. However, substantial increases in labor costs, worker compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods.

Known and Anticipated Future Trends and Contingencies

          With the completion of the Public Offering in October 1995 and the corresponding influx of capital, the Company's bonding limits were raised to approximately $65 million per single project and $160 million aggregate. Subject to the Company's profitability and increases in retained earnings, it is anticipated that the bonding limits will increase proportionately, thereby allowing the Company to bid on and perform more and larger projects.

          The Company believes that the trend toward government funding of the transportation system will continue. The passage of the ISTEA bill in 1991 was intended to establish a strategic direction for future transportation development in the United States. The creation of the National Highway System in 1995 with corresponding funding is an indication of this trend. The current ISTEA bill is due for reauthorization in 1997, and it is believed that the current legislation, with necessary modifications, will likely be passed by Congress. A number of state legislatures are addressing transportation funding by allowing the construction of toll roads, and design-build contracts. These contracts tend to be larger ($300 million - $1 billion) and therefore attract larger contractors, joint ventures, or consortiums of firms.


          Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by all levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads, quasi-public toll roads, and others are all examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA - imposed air quality standards.

Seasonality

          The construction industry is seasonal, generally due to inclement weather occurring in the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the first quarter of each calendar year than other quarters. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies. Results for any one quarter, therefore, may not be indicative of results for other quarters or for the year.

Item 8.  Financial Statements and Supplementary Data

     The Company's Consolidated Financial Statements are indexed on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable



                                    PART III



Item 10.  Directors and Executive Officers of the Registrant

          Information on directors and executive officers of the Company will be included under the caption "Directors and Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1996, which is hereby incorporated by reference.


Item 11.  Executive Compensation

          Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1996, which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 1996, which is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

          Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Information Regarding Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1996, which is hereby incorporated by reference.



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements
             See Item 8 of Part II hereof.

(a)(2)   Financial Statement Schedules
             The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for the period from the date of inception, September 15, 1994 through December 31, 1994 and the years ended December 31, 1995 and 1996.

(b)      Reports on Form 8-K
             There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.

(c)      Exhibits


         Exhibit
           No.                        Title
         -------   ------------------------------------------------------------
            1.01   Form of Underwriting Agreement with Spelman & Co., Inc. (1)
            1.02   Form of Selected Dealer Agreement (1)
            1.03   Form of Representatives' Warrant (1)
            1.04   Consulting Agreement with the Representative (1)
            1.05   Form of Amended Underwriting Agreement (Spelman & Co.,
                   Inc.) (1)
            1.06   Form of Amended Representatives' Warrant (Spelman & Co.,
                   Inc.)(1)
            1.07   Form of Underwriting Agreement (H D Brous & Co.,
                   Inc.)(1)
            1.08   Form of Selected Dealer Agreement (H D Brous & Co.,
                   Inc.)(1)
            1.09   Form of Representatives' Unit Warrant (H D Brous & Co.,
                   Inc.)(1)

 Exhibit
   No.                                       Title
--------        ---------------------------------------------------------------
   1.10         Warrant Agreement (1)

   1.11         Agreement Among Underwriters (1)

   1.12         Form of Underwriting Agreement (H D Brous & Co., Inc. and
                Neidiger/Tucker/Bruner, Inc.)(1)

   1.13         Form of Agreement Among Underwriters (H D Brous & Co., Inc. and
                Neidiger/Tucker/Bruner, Inc.)(1)

   1.14         Form of Selected Dealer Agreement (H D Brous & Co., Inc. and
                Neidiger/Tucker/Bruner, Inc.)(1)

   1.15         Form of Representatives' Warrant Agreement, including Form of
                Representatives' Warrant (H D Brous & Co., Inc. and
                Neidiger/Tucker/Bruner, Inc.)(1)

   3.01 Articles of Incorporation and Amendments thereto of the Registrant (1)

   3.02         Bylaws of the Registrant (1)

   3.03         Bylaws of the Registrant Effective October 20, 1995

   5.01         Opinion of Gary A. Agron, regarding legality of the Common
                Stock (includes Consent)(1)

   5.02         Opinion of Gary A. Agron, regarding legality of the Units,
                Common Stock and Warrants (1)

  10.01         Incentive Stock Option Plan (1)

  10.02         Office lease of the Registrant (1)

  10.03         Office lease of the Registrant (1)

  10.04         Contract between the State of Arizona and the Registrant dated
                October 22, 1993 (1)

  10.05         Surety Bond between the Registrant and St. Paul Fire & Marine
                Insurance Company (1)

  10.06 Surety Bond between the Registrant and United States Fidelity and Guaranty Company (1)

  10.07         Contract between Clark County, Nevada and the Registrant dated
                October 6, 1992 (1)

  10.08         Surety Bond between the Registrant and St. Paul Fire and
                Marine Insurance Company (1)

  10.09         Agreement between Salt Lake City Corporation and the
                Registrant dated May 5, 1993 (1)

  10.10         Contract between Clark County, Nevada and the Registrant dated
                July 21, 1993 (1)

  10.11         Contract between Clark County, Nevada and the Registrant dated
                August 17, 1993 (1)

  10.12         Promissory Note executed by Robert C. Lewis and Richard C.
                Lewis (1)

  10.13         Promissory Note executed by Moapa Developers, Inc. (1)

  10.14         Promissory Note executed by Paul R. Lewis (1)

  10.15         Contract between Clark County, Nevada and the Registrant dated
                September 7, 1993 (1)

  10.16         Agreement between Salt Lake City Corporation and the
                Registrant dated February 11, 1994 (1)

  10.17         Contract between Northwest/Cheyenne Joint Venture and the
                Registrant dated March 16, 1994 (1)

  10.18         Contract between Clark County, Nevada and the Registrant dated
                April 5, 1994 (1)

  10.19         Statutory Payment Bond dated September 8, 1994 (1)

 Exhibit
   No.                                       Title
--------        ---------------------------------------------------------------
   10.20        Employment Agreement with Mr. Lewis (1)

   10.21        Employment Agreement with Mr. Black (1)

   10.22        Employment Agreement with Mr. Terril (1)

   10.23        Employment Agreement with Mr. Nelson (1)

   10.24        Employment Agreement with Ms. Danely (1)

   10.25        Employment Agreement with Mr. Jessop (1)

   10.26        Employment Agreement with Mr. Larson (1)

   10.27        Stock Purchase Agreement (1)

   10.28        Form of Lockup Letter (1)

   10.29        Revolving Credit Loan Agreement (1)

   10.30        Contract Award Notification - Arizona Department of
                Transportation (1)

   10.31        Contract Award Notification - McCarran International Airport (1)

   10.32        Contract Award Notification - City of Henderson (1)

   10.33        Contract between Registrant and Arizona Department of
                Transportation (1)

   10.34        Contract between Registrant and Arizona Department of
                Transportation (1)

   10.35        Office Lease of the Registrant (1)

   10.36        Contract between Registrant and Arizona Department of
                Transportation

   10.37        Contract Award Notification - Clark County

   10.38        Joint Venture Agreement

   10.39        Employment Agreement with Mr. Grasmick

   10.40        Contract between Registrant and Clark County, Nevada

   10.41        Contract between Registrant and Clark County, Nevada

   10.42        Contract between Registrant and Utah Department of
                Transportation

   10.43        Contract between Registrant and Arizona Department of
                Transportation

   10.44        Promissory Note executed by Nevada State Bank

   10.45        Escrow Settlement Documents and related Promissory Note

   10.46        Conveyor Sales Contract and Security Agreement

   10.47        CAT Financial Installment Sale Contract

   10.48        Second and Third Amendments to Office Lease of the Registrant

   10.49        Lease Agreement with US Bancorp

   10.50        Lease Agreement with CIT Group

   16.01        Letter re: Change in Certifying Accountant (1)

   21.01        Subsidiaries of the Registrant (1)

   23.01        Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

   23.02        Consent of Semple & Cooper (Meadow Valley Corporation)(1)


 Exhibit
   No.                                       Title
--------        ---------------------------------------------------------------
   23.03        Consent of Gary A. Agron, Esq. (See 5.01, above.)(1)

   23.04        Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

   23.05        Consent of BDO Seidman LLP (Meadow Valley Corporation)(1)

   23.06        Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

   23.07        Consent of BDO Seidman LLP (Meadow Valley Corporation) (1)

   23.08        Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

   23.09        Consent of BDO Seidman LLP (Meadow Valley Corporation and
                Meadow Valley Contractors, Inc.)(1)

   23.10        Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

   23.11        Consent of BDO Seidman LLP (Meadow Valley Corporation and
                Meadow Valley Contractors, Inc.)(1)

   23.12        Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

   23.13        Consent of BDO Seidman LLP (Meadow Valley Corporation and
                Meadow Valley Contractors, Inc.)(1)

   23.14        Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

   23.15        Consent of BDO Seidman LLP (Meadow Valley Corporation and
                Meadow Valley Contractors, Inc.)(1)

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File Number 33-87750 declared effective October 16, 1995.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MEADOW VALLEY CORPORATION


                                By: /s/ Bradley E. Larson  Date: March 19, 1997
                                ------------------------------------------------
                                Bradley E. Larson
                                President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Bradley E. Larson                  /s/ Kenneth D. Nelson
---------------------------------       ----------------------------------------
Bradley E. Larson,                      Kenneth D. Nelson,
Director, President and                 Director, Chief Financial Officer,
Chief Executive Officer                 Treasurer and Vice President - Finance
Date: March 19, 1997                    Date: March 19, 1997
     ----------------------------            -----------------------------------

 /s/ Paul R. Lewis                      /s/ Donald W. Townsend
---------------------------------       ----------------------------------------
Paul R. Lewis,                          Donald W. Townsend,
Director and Chief                      Director
Operating Officer                       Date: March 19, 1997
Date: March 19, 1997                         -----------------------------------
     ----------------------------

 /s/ Alan A. Terril                     /s/ Gary A. Agron
---------------------------------       ----------------------------------------
Alan A. Terril,                         Gary A. Agron,
Director and Vice                       Director
President - Nevada                      Date: March 19, 1997
Operations                                   -----------------------------------
Date: March 19, 1997
     ----------------------------

 /s/ Charles E. Cowan                   /s/ Julie L. Bergo
---------------------------------       ----------------------------------------
Charles E. Cowan,                       Julie L. Bergo,
Director                                Secretary and Principal Accounting
Date: March 19, 1997                    Officer
     ----------------------------       Date: March 19, 1997
                                             -----------------------------------

 /s/ Scott E. Miller
---------------------------------
Scott E. Miller
Director
Date: March 19, 1997
     ----------------------------

                         INDEX TO FINANCIAL STATEMENTS


Meadow Valley Corporation and Subsidiaries

  Independent Certified Public Accountants' Report..................    F-2

  Consolidated Balance Sheets at December 31, 1995 and 1996.........    F-3

  Consolidated Statements of Operations for the period from
    the date of inception, September 15, 1994 through
    December 31, 1994 and for the years ended December 31,
    1995 and 1996...................................................    F-4

  Consolidated Statements of Changes in Stockholders'
    Equity for the period from the date of inception,
    September 15, 1994 through December 31, 1994 and for the
    years ended December 31, 1995 and 1996..........................    F-5

  Consolidated Statements of Cash Flows for the period from
    the date of inception,  September 15, 1994 through December
    31, 1994 and for the years ended December 31, 1995 and
    1996............................................................    F-6

  Notes to Consolidated Financial Statements........................    F-8

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To The Stockholders and Board of Directors of
Meadow Valley Corporation

We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from the date of inception, September 15, 1994, through December 31, 1994 and the years ended December 31, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted audit standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits of the consolidated financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadow Valley Corporation and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations, and cash flows for the period from the date of inception, September 15, 1994, through December 31, 1994 and for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.



                                                BDO Seidman, LLP


Los Angeles, California
February 28, 1997

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,   December 31,
Assets:                                                                                        1995           1996
                                                                                          -------------  -------------
Current Assets:
  Cash and cash equivalents (Notes 1 and 3)..............................................   $ 5,357,904    $ 1,440,519
  Restricted cash (Notes 1 and 3)........................................................     2,629,549      1,415,577
  Accounts receivable (Notes 1 and 4)....................................................    13,710,390     26,861,458
  Prepaid expenses and other.............................................................        67,000        836,086
  Note receivable - related parties (Note 12)............................................       257,575        257,575
  Note receivable - other (Note 11)......................................................             -          1,855
  Costs and estimated earnings in excess of billings on
    uncompleted contracts (Note 5).......................................................     2,721,178      3,726,328
                                                                                          -------------  -------------
        Total Current Assets.............................................................    24,743,596     34,539,398
Property and equipment, net (Notes 1, 6, 9 and 12).......................................     1,997,438      5,278,390
Refundable deposits......................................................................        48,989        247,740
Note receivable - other (Note 11)........................................................             -        210,602
Goodwill, net (Note 1)...................................................................     1,900,880      1,820,850
Tradename, net (Note 1)..................................................................             -         24,354
Real Estate..............................................................................       218,883              -
                                                                                          -------------  -------------
        Total Assets.....................................................................   $28,909,786    $42,121,334
                                                                                          =============  =============
Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes payable - related party (Note 12)................................................   $         -    $   500,000
  Notes payable - other (Note 9).........................................................             -        266,220
  Obligation under capital lease (Note 14)...............................................        70,504        254,364
  Accounts payable (Notes 7 and 12)......................................................    10,985,454     19,629,807
  Accrued liabilities (Notes 8, 12 and 16)...............................................     1,040,422      1,777,334
  Billings in excess of costs and estimated earnings on
    uncompleted contracts (Note 5).......................................................       718,794      3,372,853
  Income tax payable (Note 13)...........................................................       609,315              -
                                                                                          -------------  -------------
        Total Current Liabilities........................................................    13,424,489     25,800,578
Deferred income taxes (Note 13)..........................................................        34,245         12,610
Obligation under capital lease (Note 14).................................................       189,055        643,910
Note payable - related party (Note 12)...................................................     3,500,000      3,000,000
Notes payable - other (Note 9)...........................................................             -        987,467
                                                                                          -------------  -------------
        Total Liabilities................................................................    17,147,789     30,444,565
                                                                                          -------------  -------------
Commitments and contingencies (Notes 12, 14 and 16)

Stockholders' Equity:
  Preferred stock - $.001 par value; 1,000,000 shares authorized,
    none issued and outstanding (Note 15)................................................             -              -
  Common stock - $.001 par value; 15,000,000 shares authorized,
    3,601,250 issued and outstanding (Notes 15 and 19)...................................         3,601          3,601
  Additional paid-in capital.............................................................    10,943,569     10,943,569
  Capital adjustment (Note 2)............................................................      (799,147)      (799,147)
  Retained earnings......................................................................     1,613,974      1,528,746
                                                                                          -------------  -------------
        Total Stockholders' Equity ......................................................    11,761,997     11,676,769
                                                                                          -------------  -------------
        Total Liabilities and Stockholders' Equity.......................................   $28,909,786    $42,121,334
                                                                                          =============  =============

   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For The Period
                                           From The Date
                                           of Inception,
                                           September 15,
                                           1994 Through         For the Years Ended
                                           December 31,             December 31,
                                          --------------   -------------------------------
                                               1994              1995            1996
                                          --------------   --------------   --------------

Contract Revenues (Note 18).............  $   18,340,303   $   90,048,523   $  133,723,645
Cost of Contract Revenues (Note 12).....      17,064,719       85,694,068      130,913,060
                                          --------------   --------------   --------------
Gross Profit............................       1,275,584        4,354,455        2,810,585
General and Administrative Expenses.....         188,619        1,989,779        3,142,110
                                          --------------   --------------   --------------
Income(loss) from Operations............       1,086,965        2,364,676         (331,525)
                                          --------------   --------------   --------------
Other Income (Expense):
Interest income.........................         114,292          470,150          741,270
Interest expense - related party
     (Note 12)..........................        (222,889)      (1,116,464)        (611,828)
Other income............................          10,468           63,635           95,220
Offering costs written off..............               -         (173,000)               -
                                          --------------   --------------   --------------
                                                 (98,129)        (755,679)         224,662
                                          --------------   --------------   --------------
Income (loss) before income taxes.......         988,836        1,608,997         (106,863)
Income tax (expense) benefit (Note 13)..        (434,209)        (549,650)          21,635
                                          --------------   --------------   --------------
Net Income (loss).......................  $      554,627   $    1,059,347   $      (85,228)
                                          ==============   ==============   ==============
Net Income (loss )per share.............  $          .47   $          .65   $         (.02)
                                          ==============   ==============   ==============
Weighted Average Common Shares
 Outstanding............................       1,175,000        1,641,663        3,601,250
                                          ==============   ==============   ==============

   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                  For The Period From The Date of Inception,
                 September 15, 1994 Through December 31, 1994
              and For The Years Ended December 31, 1995 and 1996


                                                   Common Stock
                                              ---------------------
                                               Number of
                                                Shares                Paid-in      Capital     Retained
                                              Outstanding   Value     Capital    Adjustment    Earnings
                                              ------------ -------- -----------  ----------   -----------
Sale of common stock........................    1,175,000   $ 1,175 $    10,575  $            $
Net income for the period...................                                                      554,627
Excess of purchase price over investors
   predecessor cost of net assets acquired
   (Note 2).................................                                       (799,147)
                                              ------------ -------- -----------  ----------   -----------
Balance at December 31, 1994................    1,175,000    1,175       10,575    (799,147)      554,627
Sale of Units to the public (Note 15).......    1,926,250    1,926    9,433,494
Issuance of common stock (Note 12)..........      500,000      500    1,499,500
Net income for the year.....................                                                    1,059,347
                                              ------------ -------- -----------  ----------   -----------
Balance at December 31, 1995................    3,601,250    3,601   10,943,569    (799,147)    1,613,974
Net loss for the year.......................                                                      (85,228)
                                              ------------ -------- -----------  ----------   -----------
Balance at December 31, 1996................    3,601,250  $ 3,601  $10,943,569  $ (799,147)  $ 1,528,746
                                              ============ ======== ===========  ==========   ===========


   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For The Period
                                                                  From The Date of
                                                                     Inception,
                                                                    September 15,
                                                                    1994 Through           For the Years Ended
                                                                     December 31,              December 31,
                                                                   ----------------    ----------------------------
                                                                        1994               1995            1996
                                                                   ----------------    -------------  -------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
     Cash received from customers................................      $ 20,334,596    $ 84,602,809   $ 122,322,752
     Cash paid to suppliers and employees........................       (17,497,113)    (85,317,317)   (124,394,729)
     Interest received...........................................           149,543         459,997         685,738
     Interest paid...............................................                 -      (1,195,119)       (642,344)
     Income taxes paid...........................................                 -        (340,298)     (1,057,049)
                                                                       ------------    ------------   -------------

          Net cash provided by (used in) operating activities....         2,987,026      (1,789,928)     (3,085,632)
                                                                       ------------    ------------   -------------
Cash flows from investing activities:
     Cash acquired through purchase of subsidiary................         2,330,037               -               -
     Purchase of AKR Contracting tradename.......................                 -               -         (36,531)
     Decreases in restricted cash................................           585,553         316,996       1,213,972
     Collection of notes receivable - related party..............           804,000         600,000               -
     Collection of note receivable - other.......................                 -               -             876
     Additional cost of acquisition..............................                 -        (136,058)              -
     Proceeds from sale of property and equipment................           144,970          86,202         126,431
     Proceeds from sale of rental real estate....................                 -               -          16,866
     Purchase of property and equipment..........................          (217,774)     (1,175,377)     (1,906,084)
     Purchase of real estate.....................................                 -        (218,883)              -
                                                                       ------------    ------------   -------------
          Net cash provided by (used in)investing activities.....         3,646,786        (527,120)       (584,470)
                                                                       ------------    ------------   -------------
Cash flows from financing activities:
     Deferred offering costs.....................................          (206,138)     (1,166,498)              -
     Common stock issuance.......................................            11,750               -               -
     Proceeds from sale of unit to public........................                 -      10,633,000               -
     Distribution to stockholder.................................        (1,700,000)              -               -
     Repayment of capital lease obligation.......................                 -         (30,974)       (124,333)
     Repayment of notes payable - other..........................                 -               -        (122,950)
     Repayment of note payable - related party...................                 -      (6,500,000)              -
                                                                       ------------    ------------   -------------

          Net cash provided by (used in) financing activities....        (1,894,388)      2,935,528        (247,283)
                                                                       ------------    ------------   -------------

Net increase (decrease) in cash and cash equivalents.............         4,739,424         618,480      (3,917,385)

Cash and cash equivalents at beginning of period.................                 -       4,739,424       5,357,904
                                                                       ------------    ------------   -------------
Cash and cash equivalents at end of period.......................      $  4,739,424    $  5,357,904   $   1,440,519
                                                                       ============    ============   =============

   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                              For The Period
                                                             From The Date of
                                                                Inception,
                                                              September 15,
                                                               1994 Through            For the Years Ended
                                                               December 31,               December 31,
                                                             ----------------    --------------------------------
                                                                   1994               1995               1996
                                                             ----------------    --------------     -------------
Increase (Decrease) in Cash and Cash Equivalents:

Reconciliation of Net Income (Loss ) to Net Cash
 Provided by (used in) Operating Activities:
Net income(loss)..........................................   $        554,627    $   1,059,347      $     (85,228)
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation and amortization...........................             83,864          367,015            769,173
  (Gain)/Loss on sale of property and equipment...........             40,321          (17,913)           (38,170)
  Gain on sale of rental real estate......................                  -                -            (11,316)
  Offering costs written off..............................                  -          173,000                  -

Changes in Assets and Liabilities, net of acquisition of
subsidiary:
   Accounts receivable....................................          1,845,193       (4,026,929)       (13,095,536)
   Prepaid expenses and other.............................            (10,448)          17,037           (968,247)
   Costs and estimated earnings in excess of billings
    on uncompleted contracts..............................            287,147       (1,647,081)        (1,005,150)
   Interest payable.......................................            222,889          (78,655)           (30,516)
   Accounts payable.......................................           (230,259)       2,155,191          8,644,352
   Accrued liabilities....................................            (86,931)        (188,168)           767,429
   Billings in excess of costs and estimated earnings
    on uncompleted contracts..............................           (188,836)         182,574          2,654,059
   Interest receivable....................................             35,250            5,302            (55,532)
   Income tax payable.....................................            340,298          269,017           (609,315)
   Deferred income tax payable............................             93,911          (59,665)           (21,635)
                                                             ----------------    --------------------------------
Net cash provided by (used in) operating activities.......   $      2,987,026    $  (1,789,928)     $  (3,085,632)
                                                             ----------------    --------------------------------

   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

   Nature of the Corporation:

          Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (MVC), Ready Mix, Inc. (RMI) and Prestressed Products, Inc. (PPI). MVC is a general contractor, primarily engaged in the construction of structural concrete highway bridges in the states of Nevada, Arizona, Utah and New Mexico. MVC was acquired by the Company as of October 1, 1994. See Note 2. RMI is a producer and retailer of ready-mix concrete operating in the Las Vegas metropolitan area. PPI manufactures and/or erects prestressed products primarily in the Southern Nevada area.

   Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries MVC, RMI and PPI. Intercompany transactions and balances have been eliminated in consolidation.

   Accounting Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue and Cost Recognition:

          Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total of direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontracting, direct materials, and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

   Restricted Cash:

          At December 31, 1995 and December 31, 1996 funds in the amount of $2,629,549 and $1,415,577 were held in trust, lieu of retention, on some of the Company's construction contracts and will be released to the Company when the contracts are completed.

   Accounts Receivable:

          Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress.

          The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of December 31, 1995 and December 31, 1996, no allowance has been established for potentially uncollectible accounts receivable because, in the opinion of management, all accounts were considered fully collectible.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued):

    Property and Equipment:

          Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the following estimated useful lives.

               Computer equipment                5-7 years
               Construction equipment            3-8 years
               Construction vehicles             5 years
               Office furniture and equipment    7 years
               Leasehold Improvements            5 years

    Goodwill:

          Goodwill represents the excess of the costs of acquiring Meadow Valley Contractors, Inc. over the fair value of its net assets and is being amortized on the straight-line method over twenty-five (25) years. Amortization expense charged to operations for the period from the date of acquisition to December 31, 1994 and for the years ended December 31, 1995, and 1996 amounted to $18,465, $81,390 and $80,029. The carrying value of goodwill will be periodically reviewed by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill is less than its carrying value.

    Tradename:

          On January 2, 1996, the Company acquired the tradename of AKR Contracting in the amount of $36,531. The tradename amortization is provided for on a straight line basis over three years. Amortization expense charged to operations in 1996 was $12,177.

    Income Taxes:

          The Company accounts for income taxes in accordance with the Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company files consolidated tax returns with MVC, RMI and PPI for federal and state tax reporting purposes.

    Cash Flow Recognition:

          For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.

    Earnings Per Share:

          Earnings per common share is computed by dividing the net income for each period by the weighted average number of common shares outstanding during the period. Common equivalent shares representing the common shares that would be issued on exercise of outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included because their effect would be anti-dilutive.

    Fair Value of Financial Instruments:

          The Financial Accounting Standards Board issued SFAS No. 107, Disclosures about Fair Value of Financial Statements, which is effective December 31, 1995. This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

          The carrying amounts of financial instruments including cash, restricted cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and other, current portion of notes receivable, current maturities of long-term debt, accounts payable and accrued liabilities approximate fair value because of their short maturity.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued):

   Fair Value of Financial Instruments (Continued):

          The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 1996.

   New Accounting Pronouncements:

          Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

          Statements of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

2. Acquisition:

          On October 24, 1994, the Company signed a Stock Purchase Agreement to purchase all of the outstanding common stock of MVC, the acquisition was effective as of October 1, 1994. The purchase price included a $10,000,000 promissory note, bearing interest at ten percent (10%) per annum, and due ten days after the closing of the Initial Public Offering. Also included in the aforementioned Stock Purchase Agreement is a $1,500,000 stock note payable, bearing interest at six percent (6%) per annum, and due ten days after the closing of the Initial Public Offering. Payment of the stock note payable was made by the issuance of 500,000 shares of restricted common stock. The promissory notes were secured by all of the outstanding common stock of MVC. See Note 12.

          The acquisition of MVC was accounted for using the purchase method of accounting under APB Opinion 16 "Business Combinations." Accordingly, the assets and liabilities were valued at their fair values for the portion of the acquisition relating to new stockholders of the Company's interest which resulted in increasing the basis of the historical book value of the net assets acquired (all goodwill) in the amount of $1,864,676. In addition, as of October 1, 1994, $799,147 was charged to stockholders' equity and represents the proportionate amount of the net purchase price in excess of the cost of the interest of certain stockholders of the Company who were also stockholders of MVC prior to the acquisition. During the year ended December 31, 1995 the Company incurred additional costs relating to the acquisition in the amount of $136,058.

          The unaudited proforma results of operations presented below reflect the Company's operations as though the acquisition had taken place at the beginning of the period presented. The proforma results have been prepared for comparative purposes only, and are not necessarily indicative of what the actual results of operations would have been had such acquisition occurred at the beginning of the periods presented, or what the results of operations will be in the future.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. Acquisition (Continued):

                                                     For the
                                                    Year Ended
                                                   December 31,
                                                       1994
                                                   ------------
          Revenues..............................    $80,220,521
          Gross profit..........................      5,472,878
          Operating income......................      4,704,425
          Net income............................      2,408,947
          Net income per share..................           1.44
          Weighted average shares outstanding...      1,675,000

          Pro forma adjustments included in the table above include additional interest on indebtedness and provision for income taxes. The weighted average shares outstanding include the 500,000 shares of restricted common stock issued as part of the acquisition.

3. Concentration of Credit Risk:

          The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1995 and December 31, 1996, the Company had uninsured cash, cash equivalents, and restricted cash in the amount of $10,132,967 and $5,434,509.

4. Accounts Receivable:

          Based on the anticipated completion dates of current projects and the Company's and MVC's history of collections, accounts receivable are expected to be collected within one year.

          Accounts receivable consist of the following:


                                               December 31,  December 31,
                                                   1995          1996
                                               ------------  ------------
          Contracts in progress..............   $ 7,347,835   $17,079,502
          Contracts in progress - retention..     5,501,653     7,590,488
          Completed contracts................       144,161       927,230
          Completed contracts - retention....       342,744       436,832
          Other receivables..................       373,997       827,406
                                                -----------   -----------
                                                $13,710,390   $26,861,458
                                                ===========   ===========

5. Contracts in Progress:

          Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:


                                                        December 31,   December 31,
                                                            1995           1996
                                                        ------------   ------------
             Costs incurred on uncompleted contracts..  $ 169,957,398    164,191,228
             Estimated earnings to date...............      8,000,973      7,179,053
                                                        -------------  -------------
                                                          177,958,371    171,370,281
             Less: billings to date...................   (175,955,987)  (171,016,806)
                                                        -------------  -------------
                                                        $   2,002,384  $     353,475
                                                        =============  =============

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Contracts in Progress (Continued):

     Included in the accompanying balance sheet under the following captions:

     Costs and estimated earnings in excess
      of billings on uncompleted contracts..              $ 2,721,178          $ 3,726,328
     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts.............................                 (718,794)          (3,372,853)
                                                          -----------          -----------
                                                          $ 2,002,384          $   353,475
                                                          ===========          ===========

6. Property and Equipment:

     Property and equipment consists of the following:


                                                          December 31,       December  31,
                                                              1995               1996
                                                          ------------       -------------
     Land...................................              $         -          $   562,901
     Computer equipment.....................                   81,056              173,905
     Construction equipment.................                1,528,496            3,542,594
     Construction vehicles (Note 14)........                  703,282            1,824,078
     Office furniture and equipment.........                   18,836               42,897
     Leasehold Improvements.................                        -               42,028
                                                          -----------          -----------
                                                            2,331,670            6,188,403
     Accumulated depreciation...............                 (334,232)            (972,413)
                                                          -----------          -----------
                                                            1,997,438            5,215,990
     Construction in progress                                       -               62,400
                                                          -----------          -----------
                                                          $ 1,997,438          $ 5,278,390
                                                          ===========          ===========

7. Accounts Payable:

     Accounts payable consist of the following:

                                                        December 31,         December 31,
                                                            1995                 1996
                                                        ------------         ------------
     Trade..................................             $ 6,111,551          $13,456,213
     Retentions.............................               4,873,903            6,173,594
                                                         -----------          -----------
                                                         $10,985,454          $19,629,807
                                                         ===========          ===========


8. Accrued Liabilities:

     Accrued liabilities consist of the following:

                                                        December 31,         December 31,
                                                            1995                 1996
                                                        ------------         ------------
     Salaries and wages.....................             $   563,620          $   772,265
     Interest...............................                 144,234              113,717
     Taxes..................................                 248,026              225,149
     Insurance..............................                  16,042              276,525
     Legal fees.............................                  13,500              180,000
     Other..................................                  55,000              209,678
                                                         -----------          -----------
                                                         $ 1,040,422          $ 1,777,334
                                                         ===========          ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.  Notes payable - other

       Notes payable - other consist of the following:


                                          December 31,            December 31,
                                              1995                    1996
                                          ------------            ------------
10% note payable with monthly
 payments of $13,777, plus
 interest, due May 3, 2000,
 collateralized by equipment.......         $        -              $  564,846
9% note payable with monthly
 payments of $5,669, due February
 15, 2001, collateralized by
 equipment.........................                  -                 235,661
10% note payable with monthly
 payments of $922, due December
 18, 1999, collateralized by
 equipment.........................                  -                  33,180
9.33% note payable, first six
 consecutive payments interest
 only commencing September 15,
 1996, remaining 78 months
 principal and interest payments
 of $7,227, due in full August 15,
 2003, collateralized by the land..                  -                 420,000
                                            ----------              ----------
                                                     -               1,253,687

Less: current portion..............                  -                (266,220)
                                            ----------              ----------
                                            $        -              $  987,467
                                            ==========              ==========

Following are maturities of long-term debt for each of the next 5 years:

        1997...............................         $  266,220

        1998...............................            283,390

        1999...............................            293,621

        2000...............................            197,332

        2001...............................             82,083

        Subsequent to 2001.................            131,041
                                                    ----------
                                                    $1,253,687
                                                    ==========


10. Lines of Credit:

          At December 31, 1996, the Company had available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of at an interest rate of the commercial bank's prime plus .25%. At December 31, 1996, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At December 31, 1996, the Company was in full compliance with all such covenants. The lines of credit expires August 15, 1997.

11. Note receivable - other

     Note receivable - other consist of the following:

                                             December 31,          December 31,
                                                 1995                  1996
                                             ------------          ------------
8% note receivable, 84 monthly
 payments in the amount of $1,565
 commencing July 19, 1996, balloon
 payment in the amount of $197,282
 due June 19, 2003, collateralized
 by deed of trust..................              $   -                $212,457

Less: current portion..............                  -                  (1,855)
                                                 --------             --------
                                                 $   -                $210,602
                                                 ========             ========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Related Party Transactions:

    Notes Receivable - Related Parties:
          Notes receivable - related parties consist of the following:

                                           December 31,            December 31,
                                              1995                    1996
                                           ------------            ------------
6% note receivable from a corporate
 officer, dated December 15, 1994,
 due June 15, 1997, including a six
 month extension, collateralized by
 100,000 shares of the Company's
 common stock...................           $    257,575            $    257,575
                                           ============            ============

    Equipment:

          During the year ended December 31, 1996 the company purchased equipment used in the construction business from a related party in the amount of $299,800.

    Professional Services:

          During the year ended December 31, 1996, a related party rendered professional services to the Company in the amount of $26,654.

    Subcontractor/Supplier:

          Various related parties performed construction work for the Company as a subcontractor or provided materials and equipment used in the construction business during the period September 15, 1994 through December 31, 1994 and the years ended December 31, 1995 and 1996, in the amounts of $237,883, $119,614 and $81,581. Included in accounts payable at December 31, 1996 are amounts due to related parties, in the amount of $5,808.

    Accrued Interest:

          During the period from the date of inception September 15, 1994 through December 31, 1994 and the years ended December 31, 1995 and 1996, the Company incurred interest expense in the amount of $222,889, $1,063,716 and $438,699 related to notes payable to a principal stockholder. Included in accrued liabilities at December 31, 1995 and December 31, 1996 are amounts due to related parties, in the amount of $103,253 and $86,301. Included in accounts receivable at December 31, 1995 and 1996 are amounts due from a related party, in the amount of $15,455 and $15,455.

    Note payable - related party:

          At December 31, 1994, notes payable to a related party consisting of a 10% note payable in the amount of $10,000,000 plus a stock note payable, valued at fair market value of $1,500,000 for accounting purposes because the note was to be repaid through the issuance of 500,000 shares of restricted stock of the Company. See Note 2. Interest on the stock note, in the amount of 6% per annum, was payable in cash. The two notes were due ten days after the completion of an initial public offering by the Company which was completed on October 16, 1995. The notes were collateralized by the stock of MVC. On August 15, 1995 the notes were revised requiring $5,000,000 to be repaid ten days after completion of an initial public offering. The remaining $5,000,000 is due in five equal installments of $1,000,000 plus interest at 12.5% per annum commencing October 31, 1995. On November 22, 1995 the Company prepaid $1,500,000 on the $5,000,000 note.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Related Party Transactions (Continued):

    Note payable - related party(Continued):

         At December 31, 1995 and 1996, note payable - related party was as follows:

                                          December 31,           December 31,
                                              1995                   1996
                                      -----------------      ------------------
12.5% note payable to a related
 party, due October 16, 2000,
 due in equal installments of
 $1,000,000 plus accrued interest.... $      $3,500,000       $       3,500,000

Less: current portion............                -                     (500,000)
                                      -----------------      ------------------
                                             $3,500,000              $3,000,000
                                      =================      ==================

    Commitment:
          The Company leased office space in Moapa, Nevada from a company controlled by a principal stockholder under a non-cancelable operating lease agreement which expired December 31, 1995. Rent expense paid under the aforementioned operating lease agreement was $1,800 for the period from the date of inception, September 15, 1994 through December 31, 1994. Effective January 1, 1995 the Company entered into a new lease with the same party, expiring December 31, 1995 with monthly payments of $1,200. The lease was renewed January 1, 1996 on a month to month basis with monthly payments of $800. The lease terms also require the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense under the lease for the year ended December 31, 1995 and 1996 amounted to $14,400 and $9,600, respectively.


13. Income Taxes:

          The provisions for income taxes consist of the following:



                             September 15,
                            1994 (Inception)
                               Through               For the Years Ended
                              December 31,              December 31,
                            ---------------   ---------------------------------
                                   1994               1995             1996
                            ---------------   --------------    ---------------
Current:
   Federal...........       $    322,680      $    541,272      $     -
   State.............             17,618            68,043            -
                                 340,298           609,315            -
Deferred.............             93,911           (59,665)            (21,635)
                            ---------------   -------------     --------------
                            $    434,209      $    549,650      $      (21,635)
                            ===============   =============     ==============

          Prior to October 1, 1994, MVC was a S Corporation for federal income tax purposes. With the acquisition by the Company, MVC's S Corporation election was revoked. Accordingly, as of October 1, 1994, income taxes amounting to $96,700 were charged to operations due to temporary differences between the carrying amounts of assets for financial reporting purposes and the corresponding amounts used for income tax purposes.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     13. Income Taxes (Continued):

             The Company's deferred tax liability consists of the following, all of which is long-term in nature:


                                                                                                December 31,
                                                                          ----------------------------------------------------------
                                                                                     1995                          1996
                                                                          --------------------------    ----------------------------
Deferred tax asset:
 Net operating loss carryforward...............................          $            -                 $                   153,167

Deferred tax liability:
 Depreciation..................................................                              (34,245)                      (165,777)
                                                                         ---------------------------    ---------------------------
Net deferred tax liability.....................................          $                   (34,245)   $                   (12,610)
                                                                         ===========================    ===========================

     For the period ended December 31, 1994, the effective tax rate differs from the federal statutory rate primarily due to state income taxes (1.8%) and the one time charge relating to the termination of the S Corporation election described above (9.8%). For the years ended December 31, 1995 and 1996, the difference relates primarily to state income tax.

14. Commitments:

        The Company is currently leasing office space in Phoenix, Arizona under a separate non-cancelable operating lease agreement expiring in July 1997. On May 1, 1996 the Company expanded its office facilities and amended the original lease. The amended lease agreement provides for monthly payments of $4,022. The lease terms also require the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense paid under the aforementioned operating lease was $3,291 for the period from the date of inception, September 15, 1994 through December 31, 1994 and $14,622 and $44,481 for the years ended December 31, 1995 and 1996.

        During December, 1994, the Company executed a five year employment agreement with its chief executive officer, and executed three year employment agreements with six of its executive officers that provide for an annual salary, issuance of the Company's common stock and various other benefits and incentives. At December 31, 1995 and 1996 the total commitments, excluding benefits and incentives amount to $1,419,625 and $735,416.

        The Company is the lessee of construction vehicles under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their related lease terms. Depreciation on assets under capital leases charged to expense in 1995 and 1996 was $31,481 and $114,175. At December 31, 1995 and 1996, property and equipment included $259,052 and $897,749, net of accumulated depreciation, of construction vehicles under capital leases.

        Minimum future lease payments under capital leases as of December 31, 1996 for each of the next five years and in aggregate are:


                 Year Ended December 31,                                                                              Amount
                 -------------------------------------------------------------------------------------------   -------------------
                 1997.......................................................................................   $           338,994
                 1998.......................................................................................               307,877
                 1999.......................................................................................               263,250
                 2000.......................................................................................               178,426
                 2001.......................................................................................                 4,575
                                                                                                               -------------------
                 Total minimum lease payments...............................................................             1,093,122
                 Less: Executory costs......................................................................               (34,415)
                                                                                                               -------------------
                 Net minimum lease payments.................................................................             1,058,707
                 Less: Amount representing interest.........................................................              (160,433)
                                                                                                               -------------------
                 Present value of net minimum lease payment.................................................   $           898,274
                                                                                                               ===================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity:

    Preferred Stock:

          The Company authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.

    Initial Public Offering:

          During October 1995, the Company completed an initial public offering ("Offering") of Units of the Company's securities. Each unit consisted of one share of $.001 par value common stock and one redeemable common stock purchase warrant ("Warrant"). Each Warrant is exercisable to purchase one share of common stock at $7.20 per share for a period of 5 years from the date of the Offering. The Offering included the sale of 1,926,250 Units at $6.00 per Unit. Net proceeds of the Offering, after deducting underwriting commissions and offering expenses of $2,122,080, amounted to $9,435,420. In connection with the Offering, the Company granted the underwriters warrants to purchase 167,500 shares of common stock at $7.20 per share for a period of 4 years from the date of the Offering.

16. Litigation Matters:

          The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action. In addition, the Company's prior legal counsel filed an arbitration action for disputed professional fees arising from its representation of the Company. The Company had accrued a liability in the amount of $125,000 as of December 31, 1994, representing the Company's estimated portion of the liability. During 1995, the aforementioned dispute was resolved resulting in additional legal fees of $36,000.

17. Statement of Cash Flows:

    Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

          During the three month period ended December 31, 1994, the Company financed the sale of equipment in the amount of $19,559.

          During the year ended December 31, 1995, the Company issued 500,000 share of restricted common stock in satisfaction of a $1,500,000 discounted stock note payable. The Company acquired the stock of MVC for a $10 million note payable and a 500,000 share stock note payable valued at $1,500,000 effective October 1, 1994. See Note 2.

          During the year ended December 31, 1995, the Company exchanged certain machinery and equipment with a book value of $20,000, plus cash of $74,160, for similar equipment with a cost of $94,160, which represents the book value of equipment given up plus the cash price.

          During the years ended December 31, 1995 and 1996, the Company financed the purchase of construction vehicles and equipment in the amount of $290,533 and $1,719,685.

          During the year ended December 31, 1996, the Company financed the purchase of land in the amount of $420,000.

          During the year ended December 31, 1996, the Company financed the sale of real estate in the amount of $213,333.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Significant Customers:

          For the period from the date of inception, September 15, 1994 through December 31, 1994 and for the years ended December 31, 1995 and 1996, the Company recognized a significant portion of its revenue from two Customers (shown as an approximate percentage of total revenue):

                          For The Period From The Date of            For the Years Ended
                           Inception September 15, 1994     --------------------------------------
                              Through December 31, 1994      December 31, 1995   December 31, 1996
                          --------------------------------  -------------------  -----------------
    A...................              37.0%                       33.2%                23.7%
    B...................              43.0%                       39.1%                41.3%

          At December 31, 1995 and December 31, 1996, amounts due from the aforementioned Customers included in restricted cash and accounts receivable, are as follows:

                                                              December 31,          December 31,
                                                                 1995                  1996
                                                             --------------       ----------------
    A ..................................................     $    4,348,831       $      3,835,166
    B ..................................................          5,405,339             14,280,369

19. Stock Option Plan:

          In November, 1994, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company has reserved 700,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100.0% after three years of continuous service. The exercise price of each option is equal to the market price of the Company's common stock on the date of grant. The following summarizes the stock option transactions:


                                                                                     Weighted Average
                                                                   Shares             Price Per Share
                                                             -----------------    -----------------------
Outstanding at December 31, 1994                                       -                            -
   Granted                                                             311,000                      $6.25
   Forfeited                                                           (71,300)                      6.25
                                                             -----------------
Outstanding at December 31, 1995                                       239,700                       6.25
   Granted                                                             241,025                       5.36
   Forfeited                                                            (1,800)                      5.36
                                                             -----------------
Outstanding at December 31, 1996                                       478,925                       5.87
                                                             =================

          Information relating to stock options at December 31, 1996 summarized by exercise price are as follows:

                                                                            Outstanding                        Exercisable
                                                             ---------------------------------------    ----------------------------
                                                                                Weighted Average                   Weighted Average
                                                                            ------------------------               -----------------
                                                                                            Exercise
  Exercise Price Per Share                                      Shares       Life (Year)      Price       Shares    Exercise Price
------------------------------------------------------       -------------  -------------  ----------   ---------- -----------------
$6.25                                                              239,700             10       $6.25       76,950             $6.25
$4.375 to $5.41                                                    239,225             10        5.36          -                  -
                                                             -------------                              ----------
                                                                   478,925             10        5.87       76,950              6.25
                                                             =============                              ==========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



19. Stock Option Plan (Continued):

          All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the year ended December 31, 1995 and 1996. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996, would have been reduced to the proforma amounts presented below:

                                                1995        1996
                                             ----------  -----------
              Net income(loss)
               As reported                   $1,059,347   $( 85,228)
               Proforma                          -        $(186,033)

              Net income (loss) per share
               As reported                   $      .65   $    (.02)
               Proforma                               -   $    (.05)

          The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1995 and 1996: expected life of options of 5 years, expected volatility of 30.19%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1995 and 1996 approximated $1.31 and $1.23, respectively.

20.  Subsequent Events:

          During January 1997, the Company financed the purchase of machinery in the amount of $157,048. The note payable has a 7.55% interest rate with monthly payments of $4,889, due January 1, 1999.

          During January 1997, the Company executed a five year employment agreement with a third party to commence employment on April 1, 1997 as its Chief Financial Officer. The agreement provides for an annual salary, issuance of Company stock options and various other benefits and incentives.