Form 10-Q
period 1997-03-31
MEADOW VALLEY CORP
filed 1997-05-14
CIK 934749

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          March 31, 1997
                              ---------------------------------

Commission File Number        0-25428
                      ----------------------



                           MEADOW VALLEY CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


              NEVADA                                    88-0328443
--------------------------------------------------------------------------------
   (State or other Jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)


4411 South 40th Street, Suite D-11, Phoenix, AZ             85040
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


       Class                                   Outstanding at May 9, 1997
       -----                                   --------------------------

Common Stock, $.001 par value                      3,601,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


PART  I.  FINANCIAL INFORMATION                                                           Page
                                                                                         Number
                                                                                         ------
Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations -
               Three Months Ended March 31, 1997 and March 31, 1996                         3

               Condensed Consolidated Balance Sheets -
               As of March 31, 1997 and December 31, 1996                                   4

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1997 and
               March 31, 1996                                                               5

               Notes to Condensed Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                           7-9

PART  II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                10


                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                               --------------------------
                                                   1997           1996
                                               -----------    -----------
                                               (UNAUDITED)    (UNAUDITED)

Revenue.....................................   $28,315,105    $28,678,057

Cost of Revenue.............................    26,895,622     27,338,940
                                               -----------    -----------
Gross Profit................................     1,419,483      1,339,117

General and Administrative Expenses.........     1,218,312        650,041
                                               -----------    -----------

Income from Operations......................       201,171        689,076
                                               -----------    -----------

Other Income (Expense):
Interest income.............................       169,438        212,976
Interest expense............................      (152,192)      (115,978)
Other income................................         6,611         11,695
                                               -----------    -----------
                                                    23,857        108,693
                                               -----------    -----------

Income before income taxes..................       225,028        797,769

Income taxes................................        92,300        295,174
                                               -----------    -----------
Net Income..................................   $   132,728    $   502,595
                                               ===========    ===========

Net Income per share........................   $       .04    $       .14
                                               ===========    ===========

Weighted Average Common Shares Outstanding..     3,601,250      3,601,250
                                               ===========    ===========


                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,      DECEMBER 31,
                                                 1997            1996*
                                            --------------  ---------------
                                             (UNAUDITED)
Assets:
Current Assets:
  Cash and cash equivalents................   $ 2,532,439      $ 1,440,519
  Restricted cash..........................     1,156,306        1,415,577
  Accounts receivable......................    20,219,283       26,861,458
  Prepaid expenses and other...............     1,121,972          836,086
  Note receivable - related parties........       257,575          257,575
  Note receivable - other..................         1,892            1,855
  Costs and estimated earnings in excess
   of billings on uncompleted contracts....     3,393,342        3,726,328
                                            --------------  ---------------
        Total Current Assets...............    28,682,809       34,539,398

Property and equipment, net................     6,621,760        5,278,390
Refundable deposits........................       260,610          247,740
Note receivable - other....................       210,115          210,602
Goodwill, net..............................     1,800,843        1,820,850
Tradename, net.............................        21,309           24,354
                                            --------------  ---------------
        Total Assets.......................   $37,597,446      $42,121,334
                                            ==============  ===============

Liabilities and Stockholders' Equity:
Current Liabilities:
  Note payable - related party.............   $   500,000      $   500,000
  Notes payable - other....................       325,688          266,220
  Obligation under capital lease...........       254,364          254,364
  Accounts payable.........................    15,324,710       19,629,807
  Accrued liabilities......................     1,784,964        1,777,334
  Billings in excess of costs and estimated
   earnings on uncompleted contracts.......     2,995,358        3,372,853
                                            --------------  ---------------
        Total Current Liabilities..........    21,185,084       25,800,578

Deferred income taxes......................        12,610           12,610
Obligation under capital lease.............       576,138          643,910
Note payable - related party...............     3,000,000        3,000,000
Notes payable - other......................     1,014,117          987,467
                                            --------------  ---------------
        Total Liabilities..................    25,787,949       30,444,565
                                            --------------  ---------------

Stockholders' Equity:
  Preferred stock - $.001 par value;
   1,000,000 shares authorized, none issued
   and outstanding.........................             -                -
  Common stock - $.001 par value;
   15,000,000 shares authorized, 3,601,250
   issued and outstanding..................         3,601            3,601
  Additional paid-in capital...............    10,943,569       10,943,569
  Capital adjustment.......................      (799,147)        (799,147)
  Retained earnings........................     1,661,474        1,528,746
                                            --------------  ---------------
        Total Stockholders' Equity.........    11,809,497       11,676,769
                                            --------------  ---------------
        Total Liabilities and Stockholders'
         Equity............................   $37,597,446      $42,121,334
                                            ==============  ===============

* Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ---------------------------
                                                                      1997           1996
                                                                 ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents:                 (UNAUDITED)    (UNAUDITED)

Cash flows from operating activities:
     Cash received from customers..............................    34,901,987   $ 24,825,781
     Cash paid to suppliers and employees......................   (32,542,926)   (23,533,044)
     Interest received.........................................       182,033        175,136
     Interest paid.............................................      (158,032)       (32,883)
     Income taxes paid.........................................             -       (651,544)
                                                                 ------------   ------------
          Net cash provided by operating activities............     2,383,062        783,446
                                                                 ------------   ------------
Cash flows from investing activities:
     Decrease (increase) in restricted cash....................       259,271        797,522
     Purchase of AKR Contracting
      tradename................................................             -        (36,531)
     Proceeds from sale of property and equipment..............        27,938         79,364
     Purchase of property and equipment........................    (1,440,099)      (502,025)
     Collection of note receivable - other.....................           450              -
                                                                 ------------   ------------
          Net cash provided by (used in) investing activities..    (1,152,440)       338,330
                                                                 ------------   ------------
Cash flows from financing activities:
     Repayment of capital lease obligation.....................       (67,772)       (19,150)
     Repayment of notes payable - other........................       (70,930)             -
                                                                 ------------   ------------
          Net cash used in financing activities................      (138,702)       (19,150)
                                                                 ------------   ------------
Net increase in cash and cash equivalents......................     1,091,920      1,102,626

Cash and cash equivalents at beginning of period...............     1,440,519      5,357,904
                                                                 ------------   ------------
Cash and cash equivalents at end of period.....................  $  2,532,439   $  6,460,530
                                                                 ============   ============

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Nature of Corporation

    Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (MVC), Ready Mix, Inc. (RMI) and Prestressed Products Incorporated (PPI). MVC is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. Founded in 1980, MVC was acquired by the Company as of October 1, 1994. RMI, a producer and retailer of ready-mix concrete, commenced operations in the Las Vegas metropolitan area in March 1997. PPI manufactures and/or erects prestressed products primarily in the Southern Nevada area.

2.  Presentation of Interim Information

    The amounts included in this report are unaudited; however, they were prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, all normal recurring adjustments necessary for a fair statement of results for the stated periods have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of operating results for the entire year.

3.  New Accounting Pronouncements

    On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently required by APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).

4.  Notes payable- other

    Following is a summary of first quarter additions to Notes payable - other and balances at March 31, 1997:

    7.55% note payable, with monthly payments of
     $4,889, due 1/1/00, collateralized by equipment....................$145,273

    Less: current portion...............................................  49,382
                                                                        --------
                                                                         $95,891
                                                                         =======
    Following are maturities of long-term debt for each of the next 3 years:

     1998.........................................................$   49,382
     1999.........................................................    52,578
     2000.........................................................    43,313
                                                                  ----------
                                                                  $  145,273
                                                                  ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors affecting the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any intent or obligation to update these forward-looking statements.


RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31, 1997 and 1996, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:


                                              THREE MONTHS ENDED
                                                MARCH 31, 1997
                                                --------------
                                                 1997    1996
                                                ------  ------
                  Revenue.....................  100.0%  100.0%

                  Gross profit................    5.0     4.7

                  General and administrative
                   expense....................    4.3     2.3

                  Interest income.............     .6      .7

                  Interest expense............     .5      .4

                  Income before income taxes..     .8     2.8

                  Net income after taxes......     .5     1.8


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


     Revenue and Backlog. Revenue for the three months ended March 31, 1997 ("interim 1997") was $28.3 million compared to $28.7 million for the three months ended March 31, 1996 ("interim 1996"). The slight reduction in revenue was the result of a $.7 million decrease in contract revenue offset in part by a $.3 million increase in revenue generated from construction materials production and manufacturing. Backlog increased 9% to approximately $107 million at March 31, 1997, from approximately $98 million at March 31, 1996. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin increased from 4.7% for interim 1996 to 5.0% for interim 1997. During interim 1997, MVC's contract related gross profit margin increased 26% to 5.8% from 4.7% during interim 1996. The increase in MVC's contract related gross profit margin was the result of lower gross profit margins in interim 1996 due to (i) erratic weather conditions that delayed the completion of a project and (ii) cost overruns. The interim 1997 consolidated gross profit margin was diluted by approximately .8% as a result of ready-mix operating costs incurred throughout interim 1997 even though ready-mix revenues did not commence until mid-March. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $650,041 for interim 1996 to $1,218,312 for interim 1997. The increase results primarily from expenses of $383,864 associated with the Company's expansion in the Utah market and the start up of the Company's wholly-owned ready-mix concrete and precast/prestressed products subsidiaries. The remainder of the increase was in corporate labor.

     Interest Income and Expense. For interim 1997, interest income decreased to $169,438 from $212,976 for interim 1996 due to a decrease in cash reserves resulting primarily from the expansion into the production and manufacturing of construction materials. Interest expense increased for interim 1997 to $152,192 from $115,978 for interim 1996 due to additional debt incurred related to the purchase of land and crushing, screening and conveying equipment.

     Net Income After Income Taxes. Net income after income taxes was $132,728 for interim 1997 as compared to $502,595 for interim 1996. The decrease, offset somewhat by a higher gross profit margin, resulted primarily from the increased general and administrative expenses discussed above.

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

     The following table sets forth, for the three months ended March 31, 1997 and 1996, certain items from the condensed consolidated statements of cash flows:


                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             1997        1996
                                                           ---------  ---------
Cash Flows Provided by Operating Activities.............  $2,383,062   $783,446

Cash Flows Provided by (Used In) Investing Activities...  (1,152,440)   338,330

Cash Flows Used In Financing Activities.................    (138,702)   (19,150)


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

     Accounts receivable and net costs in excess of billings ("billings") at March 31, 1997, were approximately $20.6 million versus $19.6 million at March 31, 1996, an increase of 5.1%. The Company contracts primarily with public sector customers, which it believes significantly reduces exposure to conventional bad debts. Accordingly, based on the Company's history of collection of accounts receivable, no allowance has been established for potentially uncollectible accounts.

     Cash used in investing activities during interim 1997 was approximately $1.2 million, including $1.4 related to equipment purchases and the construction of the ready-mix batch plant and building, offset partially by the net release of approximately $.3 million retentions from a restricted cash account. During interim 1996, cash provided by investing activities included the release of retentions held in a restricted cash account of approximately $.8 million, offset partially by $.5 million in equipment purchases.

     Cash used in financing activities during interim 1997 included approximately $68,000 repayment of capital lease obligations and approximately $71,000 repayment of loans, as compared to interim 1996 cash used in financing activities of $19,000 for repayment of capital lease obligations.

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25%. At March 31, 1997, nothing had been drawn on either of the lines of credit.

     The Company anticipates financing approximately $500,000 of the $1.2 million already paid in connection with the construction of the existing ready-mix batch plant and building. It is anticipated that a substantial portion of the costs of a planned second ready-mix plant and related equipment will be financed through operating leases and that second site will not require the purchase of land. Currently, the Company is leasing 40 ready-mix trucks with estimated annual lease payments of $885,000.

     Management believes that the Company's cash reserves, together with its lines of credit and anticipated cash flow from operations, are sufficient to fund its cash requirements for the next 12 months and that the Company's working capital will be adequate to fund its short term and long term requirements.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MEADOW VALLEY CORPORATION
                                                    (Registrant)



                                             By  /s/ Gary W. Burnell
                                                 ----------------------------
                                                 Gary W. Burnell
                                                 Chief Financial Officer


                                             By  /s/ Julie L. Bergo
                                                 ----------------------------
                                                 Julie L. Bergo
                                                 Principal Accounting Officer