Form 10-Q
period 1997-06-30
MEADOW VALLEY CORP
filed 1997-08-13
CIK 934749

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended  June 30, 1997
                              -----------------

Commission File Number    0-25428
                      ---------------

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

                      Yes    X           No
                           ----             ----
Number of shares outstanding of the issuer's common stock:


          Class                         Outstanding at July 30, 1997
          -----                         ----------------------------

 Common Stock, $.001 par value             3,601,250 shares

                            MEADOW VALLEY CORPORATION
                                      INDEX
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997


PART  I.  FINANCIAL INFORMATION                                                    Page
                                                                                  Number
                                                                                  ------
Item 1.    Financial Statements

                  Condensed Consolidated Statements of Operations -
                  Six Months Ended June 30, 1997 and
                  June 30, 1996                                                   3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended June 30, 1997 and
                  June 30, 1996                                                   4

                  Condensed Consolidated Balance Sheets -
                  As of June 30, 1997 and December 31, 1996                       5

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and
                  June 30, 1996                                                   6

                  Notes to Condensed Consolidated Financial Statements            7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  9-11


PART  II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                         12


                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Six  Months Ended
                                                                                 June 30,
                                                                    -------------------------------------
                                                                          1997                1996
                                                                    ----------------   ------------------
                                                                       (UNAUDITED)         (UNAUDITED)
Contract revenues ...........................................          $ 60,870,444     $     61,065,921

Cost of contract revenues ...................................            57,544,972           59,605,131
                                                                    ----------------   ------------------
Gross profit ................................................             3,325,472            1,460,790

General and administrative expenses .........................             2,477,955            1,277,323
                                                                    ----------------   ------------------
Income from operations ......................................               847,517              183,467
                                                                    ----------------   ------------------
Other income (expense):
Interest income .............................................               257,560              311,247
Interest expense ............................................              (301,014)            (265,844)
Other income.................................................                15,676               42,005
                                                                    ----------------   ------------------
                                                                            (27,778)              87,408
                                                                    ----------------   ------------------
Income before income taxes ..................................               819,739              270,875

Income taxes ................................................               328,000              100,223
                                                                    ----------------   ------------------
Net income ..................................................          $    491,739     $        170,652
                                                                    ================   ==================
Net income per share ........................................          $        .14    $             .05
                                                                    ================   ==================
Weighted average common shares outstanding ..................             3,601,250            3,601,250
                                                                    ================   ==================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Three Months Ended
                                                                                   June 30,
                                                                    -------------------------------------
                                                                          1997                1996
                                                                    ----------------   ------------------
                                                                       (Unaudited)         (Unaudited)

Contract revenues ..........................................        $     32,555,339   $       32,387,864

Cost of contract revenues ..................................              30,649,350           32,266,191
                                                                    ----------------   ------------------
Gross profit ...............................................               1,905,989              121,673

General and administrative expenses ........................               1,259,643              627,282
                                                                    ----------------   ------------------
Income (loss)  from operations .............................                 646,346             (505,609)
                                                                    ----------------   ------------------
Other income (expense):
Interest income ............................................                  88,122               98,271
Interest expense ...........................................                (148,822)            (149,866)
Other income ...............................................                   9,065               30,310
                                                                    ----------------   ------------------
                                                                             (51,635)             (21,285)
                                                                    ----------------   ------------------
Income (loss) before income taxes ..........................                 594,711             (526,894)

Income tax (expense) benefit ...............................                (235,700)             194,951
                                                                    ----------------   ------------------
Net income (loss) ..........................................        $        359,011   $         (331,943)
                                                                    ================   ==================
Net income (loss) per share ................................        $            .10   $             (.09)
                                                                    ================   ==================
Weighted average common shares outstanding .................               3,601,250            3,601,250
                                                                    ================   ==================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          June 30,          December 31,
                                                                            1997               1996 *
                                                                     ------------------  -------------------
Assets:                                                                  (Unaudited)
Current Assets:
     Cash and cash equivalents ......................................  $        660,146    $       1,440,519
     Restricted cash ................................................         1,011,447            1,415,577
     Accounts receivable ............................................        22,554,605           26,861,458
     Prepaid expenses and other .....................................           841,994              836,086
     Notes receivable - related party ...............................           257,575              257,575
     Notes receivable - other .......................................             1,930                1,855
     Costs and estimated earnings in excess of billings on
        uncompleted contracts .......................................         2,854,792            3,726,328
                                                                     ------------------  -------------------
            Total Current Assets ....................................        28,182,489           34,539,398


Property and equipment, net .........................................         8,203,862            5,278,390
Refundable deposits .................................................           262,382              247,740
Notes receivable - other ............................................           209,808              210,602
Goodwill, net .......................................................         1,780,836            1,820,850
Tradename, net ......................................................            18,265               24,354
                                                                     ------------------  -------------------
            Total Assets.............................................  $     38,657,642    $      42,121,334
                                                                     ==================  ===================
Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes payable - related party ..................................  $        500,000    $         500,000
     Notes payable - other ..........................................           438,963              266,220
     Obligations under capital leases ...............................           257,973              254,364
     Accounts payable ...............................................        13,858,897           19,629,807
     Accrued liabilities ............................................         1,827,642            1,777,334
     Billings in excess of costs and estimated earnings on
          uncompleted contracts .....................................         4,616,876            3,372,853
                                                                     ------------------  -------------------
            Total Current Liabilities ...............................        21,500,351           25,800,578

Deferred income taxes ...............................................            12,610               12,610
Notes payable - related party .......................................         3,000,000            3,000,000
Notes payable - other ...............................................         1,430,355              987,467
Obligations under capital leases ....................................           545,818              643,910
                                                                     ------------------  -------------------
            Total Liabilities .......................................        26,489,134           30,444,565
                                                                     ------------------  -------------------

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized,
        none issued and outstanding .................................                 -                    -
     Common stock - $.001 par value; 15,000,000 shares authorized,
        3,601,250 issued and outstanding ............................             3,601                3,601
     Additional paid-in capital .....................................        10,943,569           10,943,569
     Capital adjustment .............................................          (799,147)            (799,147)
     Retained earnings ..............................................         2,020,485            1,528,746
                                                                     ------------------  -------------------
            Total Stockholders' Equity ..............................        12,168,508           11,676,769
                                                                     ------------------  -------------------
            Total Liabilities and Stockholders' Equity  .............   $    38,657,642    $      42,121,334
                                                                     ==================  ===================

* Derived from audited financial statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Six  Months Ended
                                                                                  June 30,

                                                                          1997                 1996
                                                                    ----------------     ----------------
                                                                       (Unaudited)          (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
     Cash received from customers ................................  $     67,221,994     $     53,812,070
     Cash paid to suppliers and employees ........................       (65,708,947)         (53,482,083)
     Interest received ...........................................           330,231              330,785
     Interest paid ...............................................          (111,478)             (83,085)
     Income taxes paid ...........................................             -                 (907,212)
                                                                    ----------------     ----------------
          Net cash provided by (used in) operating activities.....         1,731,800             (329,525)
                                                                     ----------------     ----------------
Cash flows from investing activities:
     Decrease in restricted cash .................................           404,130              419,544
     Purchase of AKR Contracting tradename........................             -                  (36,531)
     Collection of notes receivable - other ......................               719                -
     Proceeds from sale of property and equipment ................            50,666               83,365
     Purchase of property and equipment ..........................        (2,650,988)          (1,274,944)
                                                                    ----------------     ----------------
          Net cash used in investing activities ..................        (2,195,473)            (808,566)
                                                                    ----------------     ----------------
Cash flows from financing activities:
     Repayment of notes payable - other ..........................          (173,309)             (17,480)
     Repayment of capital lease obligations ......................          (143,391)             (46,338)
                                                                    ----------------     ----------------
          Net cash used in financing activities ..................          (316,700)             (63,818)
                                                                    ----------------     ----------------
Net decrease in cash and cash equivalents ........................          (780,373)          (1,201,909)

Cash and cash equivalents at beginning of period .................         1,440,519            5,357,904
                                                                    ----------------     ----------------
Cash and cash equivalents at end of period .......................  $        660,146     $      4,155,995
                                                                    ================     ================


                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Nature of Corporation:

         Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (MVC), Ready Mix, Inc. (RMI) and Prestressed Products Incorporated (PPI). MVC is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. MVC was acquired by the Company as of October 1, 1994. RMI is a producer and retailer of ready-mix concrete operating in the Las Vegas metropolitan area. PPI manufactures and erects prestressed products primarily in the Southern Nevada area.


2.       Presentation of Interim Information:

         The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of operating results for the entire year.


3.       New Accounting Pronouncements:

         Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

         Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

         Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

4.       Notes Payable-other:

         Summary of second quarter additions to Notes payable - other and their balances at June 30, 1997:

         6.85% note payable, with monthly payments of $8,871, due 5/10/02
         collateralized by equipment ............................................    $   430,617

         8.75% note payable, with monthly payments of $3,761, due 5/19/02
         collateralized by equipment ............................................        179,820
                                                                                     -----------
                                                                                         610,437
         Less: current maturities included in current liabilities ...............        110,029
                                                                                     -----------
                                                                                     $   500,408
                                                                                     ===========

         Following are maturities of long-term debt for each of the next 5 years:

                  1998 ..........................................................    $  110,029
                  1999 ..........................................................       118,432
                  2000 ..........................................................       127,486
                  2001 ..........................................................       112,243
                  2002 ..........................................................       142,247
                                                                                     ----------
                                                                                     $  610,437
                                                                                     ==========

5.       Commitments:

         During the quarter ended June 30, 1997 the Company purchased construction vehicles under capital leases expiring in the year 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their related lease terms.

         Minimum future lease payments under the above mentioned capital leases as of June 30, 1997 for each of the next four years and in aggregate are:

               Year Ended June 30, 1997                                         Amount
               -------------------------------------------------            --------------
               1998 ............................................            $       15,223

               1999 ............................................                    14,656

               2000 ............................................                    14,169

               2001 ............................................                    11,407
                                                                            --------------
               Total minimum lease payments ....................                    55,455

               Less: Executory costs ...........................                    (1,800)
                                                                            --------------
               Net minimum lease payments ......................                    53,655

               Less: Amount representing interest ..............                    (8,299)
                                                                            --------------
               Present value of net minimum lease payments .......          $       45,356
                                                                            ==============

6.       Related Party Transactions:

         During the quarter ended June 30, 1997, the Company extended the due date of a 6% note receivable from a corporate officer to June 15, 1998. All other provisions of the note remain in effect.

7.       Subsequent Events:

         During August 1997, the Company financed the purchase of construction vehicles in the amount of $158,490. The capital lease has a 9% interest rate with monthly payments of $3,290, due August 8, 2002.

         During July 1997, the Company financed the purchase of construction equipment in the amount of $169,025. The note payable has a 7.3% interest rate with monthly payments of $4,071, due July 1, 2001.

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


Results of Operations

         The following table sets forth, for the six months and the three months ended June 30, 1997 and 1996, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of contract revenue.


                            Six  months ended        Three months ended
                                 June 30,                 June 30,
                           --------------------     --------------------
                             1997        1996         1997        1996
                           --------    --------     --------    --------
Contract revenue             100.0%      100.0%       100.0%      100.0%

Gross profit                   5.5         2.4          5.8          .4

General and
 administrative expense        4.1         2.1          3.9         1.9

Interest income                 .4          .5           .3          .3

Interest expense                .5          .4           .5          .5

Income (loss)  before
    income taxes               1.3          .4          1.8        (1.6)

Net income (loss) after
    income taxes                .8          .3          1.1        (1.0)




SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenue and Backlog. Revenue for the six months ended June 30, 1997 ("interim 1997") was $60.9 million compared to $61.1 million for the six months ended June 30, 1996 ("interim 1996"). The slight reduction in revenue was the result of a $3.5 million decrease in contract revenue offset in part by a $3.3 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 49 % to approximately $171 million at June 30, 1997, from approximately $115 million at June 30, 1996. Revenue is impacted in any one period by the backlog at the beginning of the period.

         Gross Profit. As a percentage of revenue, both consolidated gross profit margin and contract related gross profit margin increased from 2.4% for interim 1996 to 5.5% for interim 1997. The increase in MVC's gross profit margin was the result of lower gross profit margins in interim 1996 due to (i) erratic weather conditions that delayed the completion of a project and (ii) cost overruns. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

         General and Administrative. General and administrative expenses increased from $1,277,323 for interim 1996 to $2,477,955 for interim 1997. The increase results primarily from expenses of $791,821 associated with the Company's expansion in the Utah market and the start up of the Company's wholly-owned ready-mix concrete and precast/prestressed products subsidiaries. The remainder of the increase was $180,655 in corporate labor and a variety of costs including costs in excess of $30,000 related to enhancements in the safety plan and $59,000 expenses related to non-recurring consulting studies.

         Interest Income and Expense. Interest income for interim 1997 decreased to $257,560 from $311,247 for interim 1996 due to a decrease in cash reserves resulting primarily from the expansion into the production and manufacturing of construction materials and the purchase of construction equipment. Interest expense increased for interim 1997 to $301,014 from $265,844 for interim 1996 due to additional debt incurred related to the purchase of land, crushing, screening and conveying equipment and construction vehicles and equipment.

         Net Income After Income Taxes. Net income after income taxes was $491,739 for interim 1997 as compared to $170,652 for interim 1996. The increase, offset somewhat by increased general and administrative expenses discussed above, resulted from higher gross profit margins.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Revenue and Backlog. Revenue for the three months ended June 30, 1997 ("interim 1997") was $32.6 million compared to $32.4 million for the three months ended June 30, 1996 ("interim 1996"). The slight increase in revenue was the result of a $2.8 million decrease in contract revenue offset by a $3.0 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 49% to approximately $171 million at June 30, 1997, from approximately $115 million at June 30, 1996. Revenue is impacted in any one period by the backlog at the beginning of the period.

         Gross Profit. As a percentage of revenue, consolidated gross profit margin increased from .4% for interim 1996 to 5.8% for interim 1997. While enhanced somewhat by the construction materials production and manufacturing gross profit margin, the increase in gross profit margin was primarily the result of MVC's lower gross profit margins in interim 1996 due to (i) erratic weather conditions that delayed the completion of a project and (ii) cost overruns. The gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

         General and Administrative. General and administrative expenses increased from $627,282 for interim 1996 to $1,259,643 for interim 1997. The increase results primarily from expenses of $390,797 associated with the Company's expansion in the Utah market and the start up of the Company's wholly-owned ready-mix concrete and precast/prestressed products subsidiaries. The remainder of the increase was $135,428 in corporate labor and a variety of costs including costs in excess of $20,000 related to enhancements in the safety plan and $26,000 expenses associated with non-recurring consulting studies.

         Interest Income and Expense. Interest income for interim 1997 decreased to $88,122 from $98,271 for interim 1996 due to a decrease in cash reserves resulting primarily from the expansion into the production and manufacturing of construction materials and the purchase of equipment. Interest expense decreased for interim 1997 to $148,822 from $149,866 for interim 1996 due to additional debt incurred related to the purchase of land, crushing, screening and conveying equipment and construction vehicles and equipment offset, in part, by a decrease in interest expense related to interest bearing retention payables.

         Net Income (Loss) After Income Taxes. Net income after income taxes was $359,011 for interim 1997 as compared to a net loss of $(331,943) for interim 1996. The increase, offset somewhat by increased general and administrative expenses discussed above, resulted from higher gross profit margins.

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

         The following table sets forth for the six months ended June 30, 1997 and 1996, certain items from the condensed consolidated statements of cash flows.

                                                                          Six months ended
                                                                               June 30,
                                                                    ---------------------------
                                                                        1997            1996
                                                                    ------------     ----------
         Cash Flows Provided by (Used in) Operating Activities      $  1,731,800     $ (329,525)
         Cash Flows (Used in) Investing Activities                    (2,195,473)      (808,566)
         Cash Flows (Used in) Financing Activities                      (316,700)       (63,818)


         Although the Company expects increased profitability as operations improve, cash is required to finance expansion, contract retention receivables and accounts receivable. In general, cash flows from projects are negative until a project is approximately 15% complete, then become positive during the middle approximately 70% of the project, and again become negative during the final approximately 15% of the project.

         Accounts receivable and net costs in excess of billings ("billings") at June 30, 1997, were approximately $20.8 million versus $23.0 million at June 30, 1996 a decrease of 10%. The Company contracts primarily with public sector customers, which it believes significantly reduces exposure to conventional bad debts. Accordingly, based on the Company's history of no material delays in the collection of accounts receivable, no material allowance was established for potentially uncollectible accounts at June 30, 1997.

         Cash used by investing activities during interim 1997 was approximately $2,200,000, and included the receipt of retentions held in a restricted cash account of approximately $400,000, offset by $2,600,000 in equipment purchases. Cash used by investing activities during interim 1996 was approximately $800,000, and included the receipt of retentions held in a restricted cash account of approximately $400,000, offset by $1,300,000 in equipment purchases.

         Cash used in financing activities during interim 1997 included approximately $143,000 repayment of capital lease obligations and $173,000 repayment of notes payable. Cash used in financing activities during interim 1996 included approximately $46,000 repayment of capital lease obligations and $17,000 repayment of notes payable.

         The Company currently has available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25%. At June 30, 1997, nothing had been drawn on either of the lines of credit.

         The Company anticipates financing approximately $500,000 of the $1.4 million already paid in connection with the construction of the existing ready-mix batch plant and building. It is anticipated that a substantial portion of the costs of a planned second ready-mix plant and related equipment will be financed through operating leases and that a second site will not require the purchase of land. Currently, the Company is leasing 40 ready-mix trucks with estimated annual lease payments of $885,000.

         The Company anticipates financing approximately $1,000,000, through operating leases for equipment to be used in its new white paving operations.

         The Company anticipates financing approximately $500,000, through operating leases for a rubberized asphalt plant to be used in its asphalt paving operations.

         Management believes that the Company's cash reserves, together with its lines of credit, its capacity to arrange capital and operating leases and its anticipated cash flow from operations, are sufficient to fund its cash requirements for the next 12 months and that the Company's working capital will be adequate to fund its short term and long term requirements.

                         PART 11.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

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