Form 10-Q
period 1997-09-30
MEADOW VALLEY CORP
filed 1997-11-12
CIK 934749

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended         September 30, 1997
                              -----------------------------------

Commission File Number        0-25428
                      ----------------------



                           MEADOW VALLEY CORPORATION
-------------------------------------------------------------------------------
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

                                                Yes    X          No
                                                    ---------         _______

Number of shares outstanding of the issuer's common stock:


          Class                              Outstanding at October 31, 1997
          -----                              -------------------------------

Common Stock, $.001 par value                     3,601,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

PART  I.  FINANCIAL INFORMATION                                                                Page
                                                                                              Number
                                                                                              ------
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations -
          Nine Months Ended September 30, 1997 and
          September 30, 1996                                                                   3

          Condensed Consolidated Statements of Operations -
          Three Months Ended September 30, 1997 and
          September 30, 1996                                                                   4

          Condensed Consolidated Balance Sheets -
          As of September 30, 1997 and December 31, 1996                                       5

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1997 and
          September 30, 1996                                                                   6

          Notes to Condensed Consolidated Financial Statements                                 7-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                9-11


PART  II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                     12

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              ----------------------------
                                                  1997            1996
                                              ------------    ------------
                                               (UNAUDITED)      (UNAUDITED)

Contract revenues...........................  $ 103,132,598   $ 98,670,783
Cost of contract revenues...................     97,518,432     95,848,306
                                              -------------   ------------
Gross profit................................      5,614,166      2,822,477
General and administrative expenses.........      3,913,567      2,095,156
                                              -------------   ------------
Income from operations......................      1,700,599        727,321
                                              -------------   ------------
Other income (expense):
Interest income.............................        449,336        492,200
Interest expense............................       (476,286)      (433,434)
Other income................................         10,418         70,926
                                              -------------   ------------
                                                    (16,532)       129,692
                                              -------------   ------------
Income before income taxes..................      1,684,067        857,013
Income taxes................................        650,000        317,095
                                              -------------   ------------
Net income..................................  $   1,034,067   $    539,918
                                              =============   ============
Net income per share........................  $         .29   $        .15
                                              =============   ============
Weighted average common shares outstanding..      3,601,250      3,601,250
                                              =============   ============

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ---------------------------
                                                  1997           1996
                                              ------------   ------------
                                              (UNAUDITED)      (UNAUDITED)

Contract revenues...........................  $ 42,262,154    $37,604,862
Cost of contract revenues...................    39,973,460     36,243,175
                                              ------------    -----------
Gross profit................................     2,288,694      1,361,687
General and administrative expenses.........     1,435,612        817,833
                                              ------------    -----------
Income from operations......................       853,082        543,854
                                              ------------    -----------
Other income (expense):
Interest income.............................       191,776        180,953
Interest expense............................      (175,272)      (167,590)
Other income (expense)......................        (5,258)        28,921
                                              ------------    -----------
                                                    11,246         42,284
                                              ------------    -----------
Income before income taxes..................       864,328        586,138
Income taxes................................       322,000        216,872
                                              ------------    -----------
Net income..................................  $    542,328    $   369,266
                                              ============    ===========
Net income per share........................  $        .15    $       .10
                                              ============    ===========
Weighted average common shares outstanding..     3,601,250      3,601,250
                                              ============    ===========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                          1997          1996 *
                                                                                    ---------------  ------------
Assets:                                                                               (UNAUDITED)
Current Assets:
     Cash and cash equivalents.....................................................    $ 3,881,619    $ 1,440,519
     Restricted cash...............................................................      1,311,115      1,415,577
     Accounts receivable...........................................................     22,524,289     26,861,458
     Prepaid expenses and other....................................................        746,432        836,086
     Notes receivable - related party..............................................        257,575        257,575
     Notes receivable - other......................................................          1,930          1,855
     Costs and estimated earnings in excess of billings on
      uncompleted contracts........................................................      6,544,053      3,726,328
                                                                                      ------------   ------------
            Total Current Assets..................................................      35,267,013     34,539,398

Property and equipment, net........................................................      8,728,499      5,278,390
Refundable deposits................................................................        157,466        247,740
Notes receivable - other...........................................................        209,499        210,602
Goodwill, net......................................................................      1,760,828      1,820,850
Tradename, net.....................................................................         15,221         24,354
                                                                                      ------------   ------------
            Total Assets...........................................................    $46,138,526    $42,121,334
                                                                                      ============   ============
Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes payable - related party.................................................    $   500,000    $   500,000
     Notes payable - other.........................................................        548,662        266,220
     Obligations under capital leases..............................................        272,797        254,364
     Accounts payable..............................................................     16,906,622     19,629,807
     Accrued liabilities...........................................................      2,144,460      1,777,334
     Billings in excess of costs and estimated earnings on
      uncompleted contracts........................................................      7,611,993      3,372,853
     Income tax payable............................................................        201,966              -
                                                                                      ------------   ------------
            Total Current Liabilities..............................................     28,186,500     25,800,578
Deferred income taxes..............................................................         12,610         12,610
Notes payable - related party......................................................      3,000,000      3,000,000
Notes payable - other..............................................................      1,699,725        987,467
Obligations under capital leases...................................................        528,855        643,910
                                                                                      ------------   ------------
            Total Liabilities......................................................     33,427,690     30,444,565
                                                                                      ------------   ------------

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares
      authorized, none issued and outstanding......................................              -              -
     Common stock - $.001 par value; 15,000,000 shares
      authorized, 3,601,250 issued and outstanding ................................          3,601          3,601
     Additional paid-in capital....................................................     10,943,569     10,943,569
     Capital adjustment............................................................       (799,147)      (799,147)
     Retained earnings.............................................................      2,562,813      1,528,746
                                                                                      ------------   ------------
            Total Stockholders' Equity.............................................     12,710,836     11,676,769
                                                                                      ------------   ------------
            Total Liabilities and Stockholders' Equity.............................    $46,138,526    $42,121,334
                                                                                      ============   ============

* Derived from audited financial statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     NINE  MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 ----------------------------
                                                                      1997           1996
                                                                 -------------   ------------
Increase (Decrease) in Cash and Cash Equivalents:                 (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
   Cash received from customers................................  $ 108,860,735   $ 87,478,931
   Cash paid to suppliers and employees........................   (103,420,849)   (88,660,031)
   Interest received...........................................        481,873        509,129
   Interest paid...............................................       (176,476)      (145,991)
   Income taxes paid...........................................           (300)      (907,212)
                                                                 -------------   -------------
          Net cash provided by (used in) operating activities..      5,744,983     (1,725,174)
                                                                 -------------   -------------
Cash flows from investing activities:
   Decrease in restricted cash.................................        104,462        741,522
   Purchase of AKR Contracting tradename.......................              -        (36,531)
   Collection of notes receivable - other......................          1,028            435
   Proceeds from sale of property and equipment................        181,574         97,008
   Proceeds from sale of rental property.......................              -         16,866
   Purchase of property and equipment..........................     (3,084,171)    (1,592,809)
                                                                 -------------   -------------
          Net cash used in investing activities................     (2,797,107)      (773,509)
                                                                 -------------   -------------
Cash flows from financing activities:
   Repayment of notes payable - other..........................       (293,448)       (70,087)
   Repayment of capital lease obligations......................       (213,328)       (73,460)
                                                                 -------------   -------------
          Net cash used in financing activities................       (506,776)      (143,547)
                                                                 -------------   -------------
Net increase (decrease) in cash and cash equivalents...........      2,441,100     (2,642,230)
Cash and cash equivalents at beginning of period...............      1,440,519      5,357,904
                                                                 -------------   -------------
Cash and cash equivalents at end of period.....................  $   3,881,619   $  2,715,674
                                                                 =============   =============

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

2.   Presentation of Interim Information:

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of operating results for the entire year.

3.   Notes Payable- other:

     Summary of third quarter additions to Notes payable - other and their balance at September 30, 1997:

     6.78% note payable, with monthly payments of $1,707, due 8/27/01 collateralized by equipment................................... $  70,290

     6.60% note payable, with monthly payments of $2,378, due 9/02/01
     collateralized by equipment...................................   100,100

     9.00% note payable, with monthly payments of $3,290, due 8/08/02
     collateralized by equipment...................................   156,389

     7.30% note payable, with monthly payments of $4,071, due 7/01/01
     collateralized by equipment...................................   159,841
                                                                      -------
                                                                      486,620
     Less: current maturities included in current liabilities......   109,475
                                                                      -------
                                                                     $377,145
                                                                     ========
     Following are maturities of long-term debt for each of the next 5 years:

          1998.....................................................  $109,475
          1999.....................................................   116,517
          2000.....................................................   124,126
          2001.....................................................   104,649
          2002.....................................................    31,853
                                                                     --------
                                                                     $486,620
                                                                     ========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.   Lines of Credit:

     At September 30, 1997, the Company had available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25%. At September 30, 1997, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At September 30, 1997, the Company was in full compliance will all such covenants. The lines of credit expire September 15, 1998.

5.   Commitments:

     During the quarter ended September 30, 1997 the Company purchased construction vehicles under capital leases expiring in the year 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their related lease terms.

     Minimum future lease payments under the above mentioned capital leases as of September 30, 1997 for each of the next five years and in aggregate are:

        Year Ended September 30, 1997                   Amount
        ---------------------------------------------  --------
        1998.........................................  $ 20,583
        1999.........................................    19,454
        2000.........................................    18,327
        2001.........................................    15,787
        2002.........................................     4,542
                                                       --------
        Total minimum lease payments.................    78,693
        Less: Executory costs........................    (2,495)
                                                       --------
        Net minimum lease payments...................    76,198
        Less: Amount representing interest...........   (13,214)
                                                       --------
        Present value of net minimum lease payments..  $ 62,984
                                                       ========

6.   Subsequent Events:

     During October 1997, the Company executed five-year employment agreements with three of its executive officers that provide for an annual salary and various other benefits and incentives. The total commitment, excluding benefits and incentives amount to $1,525,000.

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


RESULTS OF OPERATIONS

     The following table sets forth, for the nine months and the three months ended September 30, 1997 and 1996, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of contract revenue.

                                   Nine months ended  Three months ended
                                     September 30,       September 30,
                                    ---------------     ---------------
                                     1997     1996       1997     1996
                                    ---------------     ---------------
Contract revenue                    100.0%    100.0%    100.0%    100.0%
Gross profit                          5.4       2.9       5.4       3.6
General and administrative expense    3.8       2.1       3.4       2.2
Interest income                        .4        .4        .4        .4
Interest expense                       .5        .4        .4        .4
Income before income taxes            1.6        .9       2.0       1.6
Net income after income taxes         1.0        .5       1.3       1.0

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue and Backlog. Revenue for the nine months ended September 30, 1997 ("interim 1997") was $103.1 million compared to $98.7 million for the nine months ended September 30, 1996 ("interim 1996"). The increase in revenue was the result of slight reduction in contract revenue of $3.1 million offset in part by a $7.3 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 41% to approximately $141 million at September 30, 1997, from approximately $100 million at September 30, 1996. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin increased from 2.9% for interim 1996 to 5.4% for interim 1997. The increase in MVC's gross profit margin was the result of lower gross profit margins in interim 1996 due to (i) erratic weather conditions that delayed the completion of a project and (ii) cost overruns. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $2,095,156 for interim 1996 to $3,913,567 for interim 1997. The increase results primarily from expenses of $1,240,388 associated with the Company's expansion in the Utah market and the Company's wholly-owned ready-mix concrete and precast/prestressed products subsidiaries which commenced operations in early 1997. The remainder of the increase was $337,512 in corporate labor and a variety of costs including costs in excess of $35,000 related to enhancements in the safety plan, $59,000 of expenses related to non-recurring consulting studies and $87,000 related to increased corporate travel.

     Interest Income and Expense. Interest income for interim 1997 decreased to $449,336 from $492,200 for interim 1996 due to a decrease in cash reserves resulting primarily from the expansion into the production and manufacturing of construction materials and the purchase of construction equipment. Interest expense increased for interim 1997 to $476,286 from $433,434 for interim 1996 due to additional debt incurred related to the purchase of land, crushing, screening and conveying equipment and construction vehicles and equipment.

     Net Income After Income Taxes. Net income after income taxes was $1,034,067 for interim 1997 as compared to $539,918 for interim 1996. The increase, offset somewhat by increased general and administrative expenses discussed above, resulted from higher interim 1997 gross profit margins.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue and Backlog. Revenue for the three months ended September 30, 1997 ("interim 1997") was $42.3 million compared to $37.6 million for the three months ended September 30, 1996 ("interim 1996"). The slight increase in revenue was the result of a $.6 million increase in contract revenue and a $4.0 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 41% to approximately $141 million at September 30, 1997, from approximately $100 million at September 30, 1996. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin increased from 3.6% for interim 1996 to 5.4% for interim 1997. While enhanced somewhat by the construction materials production and manufacturing gross profit margin, the increase in gross profit margin was primarily the result of MVC's lower gross profit margins in interim 1996 due to (i) erratic weather conditions that delayed the completion of a project and (ii) cost overruns. The gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $817,833 for interim 1996 to $1,435,612 for interim 1997. The increase results primarily from expenses of $584,761 associated with the Company's expansion in the Utah market and the Company's wholly-owned ready-mix concrete and precast/prestressed products subsidiaries which commenced operations in early 1997.

     Interest Income and Expense. Interest income for interim 1997 increased to $191,776 from $180,953 for interim 1996 due to a increase in cash reserves resulting primarily from increase profit margins. Interest expense increased for interim 1997 to $175,272 from $167,590 for interim 1996 due to additional debt incurred related to the purchase of land, crushing, screening and conveying equipment and construction vehicles and equipment offset, in part, by a decrease in interest expense related to interest bearing retention payables.

     Net Income After Income Taxes. Net income after income taxes was $542,328 for interim 1997 as compared to $369,266 for interim 1996. The increase, offset somewhat by increased general and administrative expenses discussed above, resulted from higher interim 1997 gross profit margins.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for capital has been to finance expansion and capital expenditures. Historically, the Company's primary source of cash has been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and address fluctuations in the work-in-process billing cycle.

     The following table sets forth for the nine months ended September 30, 1997 and 1996, certain items from the condensed consolidated statements of cash flows.

                                                                    Nine months ended
                                                                       September 30,
                                                               ----------------------------
                                                                  1997             1996
                                                               -----------      -----------
     Cash Flows Provided by (Used in) Operating Activities     $ 5,744,983      $(1,725,174)
     Cash Flows (Used) in Investing  Activities                 (2,797,107)        (773,509)
     Cash Flows (Used) in Financing Activities                    (506,776)        (143,547)


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

     Accounts receivable and net billings in excess of costs ("costs") at September 30, 1997, were approximately $21.5 million versus $26.9 million at September 30, 1996 a decrease of 25%. The Company contracts primarily with public sector customers, which it believes significantly reduces exposure to conventional bad debts. Accordingly, based on the Company's history of no material delays in the collection of accounts receivable, no material allowance was established for potentially uncollectible accounts at September 30, 1997.

     Cash used by investing activities during interim 1997 was approximately $2,800,000, and included the receipt of retentions held in a restricted cash account of approximately $100,000 and proceeds from the sale of property and equipment of approximately $200,000, offset by $3,100,000 in equipment purchases. Cash used by investing activities during interim 1996 was approximately $800,000, and included the receipt of retentions held in a restricted cash account of approximately $700,000 and proceeds from the sale of property and equipment of approximately $100,000, offset by $1,600,000 in equipment purchases.

     Cash used in financing activities during interim 1997 included approximately $213,000 repayment of capital lease obligations and $293,000
repayment of  notes payable.    Cash used in financing activities during interim
1996 included approximately $73,000 repayment of capital lease obligations and $70,000 repayment of notes payable.

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25%. At September 30, 1997, nothing had been drawn on either of the lines of credit.

     The Company anticipates financing approximately $500,000 of the $1.4 million already paid in connection with the construction of the existing ready-mix batch plant and building. It is anticipated that a substantial portion of the costs of a planned second ready-mix plant and related equipment will be financed through operating leases and that a second site may not require the purchase of land. Currently, the Company is leasing 40 ready-mix trucks with estimated annual lease payments of $885,000.

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

                          PART II.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b)   Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MEADOW VALLEY CORPORATION
                                                   (Registrant)



                                         By     /s/ Gary W. Burnell
                                               ---------------------------------
                                                    Gary W. Burnell
                                                    Chief Financial Officer


                                         By     /s/ Julie L. Bergo
                                               ---------------------------------
                                                    Julie L.  Bergo
                                                    Principal Accounting Officer