Form 10-K405
period 1997-12-31
MEADOW VALLEY CORP
filed 1998-03-17
CIK 934749

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
--   EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997
                                 OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND -- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission file number 0-25428
                       -------

                           MEADOW VALLEY CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Nevada                                        88-0328443
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


4411 South 40th Street, Suite D-11, Phoenix, AZ         85040
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (602) 437-5400
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     Title of each class:                  Name of exchange on which registered:
Common stock, $.001 par value                 Nasdaq National Market
Common stock purchase warrants                Nasdaq National Market


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No ___
                                                ---

   Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   x
           ---

   On February 27, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was $14,654,878

   On February 27, 1998, there were 3,601,250 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 1997.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

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

     The Company had a project backlog of approximately $214 million at December 31, 1997, which included a $91.8 million reconstruction of the core of the interchange at I-15 and US 95 in Las Vegas, NV, portions of a $39 million sitework for a new terminal at McCarran International Airport in Las Vegas, NV, portions of the $36 million Squaw Peak Pkwy Shea-Thunderbird Freeway Continuation in Phoenix, AZ, and portions of a $55 million Pima Freeway Continuation, in Phoenix, AZ. The Company's backlog includes approximately $124 million of work that is scheduled for completion during 1998. The Company has acted as the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Utah Department of Transportation, the Clark County (Nevada) Department of Public Works, the Salt Lake City (Utah) Airport Authority, the New Mexico Department of Transportation and the City of Phoenix.

     On October 16, 1995, the Company sold 1,675,000 Units of its securities to the public at $6.00 per Unit (the "Public Offering"). Each Unit consisted of one share of $.001 par value common stock and one common stock purchase warrant. In November 1995, the Company sold an additional 251,250 Units pursuant to its underwriters' overallotment option.

     In 1996, the Company acquired certain assets of AKR Contracting ("AKR"), an unaffiliated Company in Phoenix, Arizona. AKR specializes in earthwork, grading and paving of residential subdivisions, commercial centers and has become increasingly involved in small publicly funded projects in Arizona and New Mexico. Through AKR, the Company entered into operating leases for a portable hot mix asphalt plant and related paving equipment and a rubberized asphalt plant. The asphalt paving capabilities provide the Company the opportunity to expand its existing geographic market. The Company believes increased competitiveness and revenues will be generated on projects that call for large quantities of asphaltic concrete, recycled asphalt or rubberized asphalt.

     In 1996, the Company formed Ready Mix, Inc. ("RMI") as a wholly-owned subsidiary. RMI manufactures and distributes ready mix concrete in Las Vegas, NV, and targets markets such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI began operations from its first location in March 1997. Financed with internal funds, a $2 million line of credit, notes payable and operating leases, the Company intends for RMI to operate from two sites using at least 40 mixer trucks.

     In 1996, the Company formed Prestressed Products Incorporated ("PPI") as a wholly-owned subsidiary. PPI designs, manufactures and erects precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines include architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada.

     During 1997, financed through internal funds and operating leases, the Company obtained equipment and experienced personnel to enter the concrete or "white" paving market. By performing white paving work, the Company may be able to increase its project revenue and earnings, reduce reliance on white paving subcontractors and improve the likelihood of being awarded projects in which the amount of work proposed to be completed on a project by the prime contractor is a consideration in the competitive bidding process.

BUSINESS STRATEGY

  The Company seeks to generate revenue growth and profitability by pursuing the following business strategy:

  (i) Expand Construction-related Niche Markets. The Company will continue to explore niche markets which may increase the Company's competitiveness, diversify its revenue base, increase project revenue and improve profitability.

  (ii) Solidify Market Position. The Company intends to continue to expand its operations in Nevada, Arizona, Utah and New Mexico and consider expansion into other western states.

  (iii) Seek to Acquire Other Businesses. The Company will seek to acquire other businesses that provide subcontracting services used by the Company in its projects, complement the Company's existing construction expertise or offer construction services similar to the Company in other geographic markets. In certain circumstances, the Company may join with one or more companies combining expertise, financial strength, and/or bonding capacity. Through a joint venture, the Company may be able to pursue projects which might otherwise exceed its staffing or bonding resources, including design-build type projects currently contemplated by governmental entities within the Company's existing market area.

  (iv) Increase Bonding Capacity. The Company retained a portion of the proceeds of its Public Offering to increase its bonding capacity in order to bid upon more and larger projects. The Company intends to retain a portion of future earnings to further increase its bonding capacity. See "Insurance and Bonding."

MARKET OVERVIEW

  The Company believes that infrastructure construction (primarily highways, bridges, overpasses, tunnels and other transportation projects) in the western United States is substantial and will generate continued federal, state and local government expenditures. In 1997 the U.S. Congress began debate for renewal of the Intermodal Surface Transportation Efficiency Act of 1991 ("ISTEA"). Unable to reach a final agreement before the close of the legislative session, Congress simply extended the existing law through April 30, 1998. Absent action from Congress, states would be prohibited from obligating federal funds after May 1, 1998. However, the U.S. Senate has now begun debate on S. 1173 - the Intermodal Surface Transportation Efficiency Act of 1997 or ("ISTEA II"). There is support for an increase in the amounts to be authorized under this new act which is expected to provide the bulk of infrastructure funding through 2003. The Company believes that Congress will pass ISTEA II, or some form thereof, with an increase over previous obligations in order to meet the growing infrastructure needs of the nation's transportation system. In March, 1998, the U.S. Senate adopted an agreement that will boost federal highway spending by $25.8 billion from $145 billion to approximately $171 billion. Most of the funding increase will be spread over the final years of ISTEA II, providing for a federal highway program funded at an annual average of approximately $29 billion during the years 1999-2003. The collection of federal gas taxes and other user fees has historically exceeded the amounts reinvested into transportation by the government, thereby allowing the "surplus" in the Highway Trust Fund to minimize the overall budget deficit. The actual projected income to the Highway Trust Fund is closer to $31 billion per year as opposed to the expenditure of approximately $21 billion per year, therefore, there is room to increase spending and still remain within the income stream of the trust fund.

        The growth of the Company's market has been exceptional. The states of Arizona, Nevada and Utah continue to lead the nation in key growth statistics. In particular, the three metropolitan areas of Phoenix, Salt Lake City and Las Vegas are leading growth markets. Nevada led the nation in population growth, with Arizona in second place and Utah was third (tied with Georgia). Nevada, on a percentage basis, was also the leader in employment growth. Maricopa County, Arizona and Clark County, Nevada were #3 and #6, respectively, in actual number of jobs created in 1997. This growth has led to high levels of residential and commercial construction and to increased infrastructure work. It is expected that highway and street spending in the Company's market will increase approximately 7% over 1997.

        The State Departments of Transportation, counties and municipalities, along with metropolitan planning organizations, are primarily responsible for programming capital improvements in streets, highways, freeways and airports. Most of these organizations are expecting increased spending over 1997 levels. The precise amounts will be greatly affected by the final outcome of ISTEA II. In addition to federal funds administered through the states, there are other funding mechanisms in place to increase infrastructure investment. Maricopa County, Arizona and Clark County, Nevada continue to collect a half-cent sales tax for the specific purpose of constructing multi-billion dollar freeway transportation facilities. Both programs will continue to receive funds through 2015. The airports in Phoenix, Las Vegas and Salt Lake City also have significant capital improvement programs, in excess of $1 billion each. In Salt Lake City, another design-build contract is being discussed to build the new Legacy Freeway valued at approximately $400 million. Depending upon resolution of alignment and environmental issues, this project could go out for proposal during 1998 or 1999.

        The Company's two newest subsidiaries, RMI and PPI, are affected most by the amount of new residential and commercial construction in the Las Vegas area. Forecasts for 1998 predict that the residential and commercial construction in the Las Vegas area will be somewhat less than 1997's record levels. Large hotel and casino projects built during 1996 and 1997 will not likely repeat in 1998 and will account for the largest drop-off. RMI's primary customers have been residential builders and that market segment is expected to remain strong; however, we expect stiffer competition from those companies previously supplying the major projects. PPI's market appears to have sufficient activity to fill production capacity.

        The Company believes that the overall health of its existing markets will present many opportunities for improved performance.

OPERATIONS

        In addition to the construction of highways, bridges, overpasses and airport runways, the Company constructs other heavy civil projects. From its Phoenix, Arizona corporate office and area offices in Moapa, Nevada, Salt Lake City, Utah and New Mexico, the Company markets (primarily by responding to solicitations for competitive bids) and manages all of its projects. Project management is also located on-site to provide direct supervision to the operations.

        In addition to profitability, the Company considers a number of factors when determining whether to bid on a project, including the location of the project, likely competitors and the Company's current and projected workloads. The Company uses a computer-based project estimating system which reflects its bidding and construction experience and which the Company believes best identifies a project's risks and opportunities. The Company develops comprehensive estimates with each project divided into phases and line items for which separate labor, equipment, material, subcontractor and overhead cost estimates are compiled. Once a project begins, the estimate provides the Company with a budget against which ongoing project costs are measured. There can be no assurance that every project will attain its budgeted costs. A number of factors can affect a project's profitability including weather, availability of a quality workforce and actual productivity rates. Each month the project manager updates the job's projected performance at completion by using actual costs-to-date and re-forecasted costs-to-complete for the balance of the work remaining. Regular review of the estimated costs to complete permit project, area and corporate management to be as responsive as possible to cost overruns or other problems that may affect profitability.

        The Company owns some of the equipment used in its business lines, including cranes, backhoes, scrapers, graders, loaders, trucks, trailers, pavers, rollers and batch plants and related equipment. The net book value of the Company's equipment at December 31, 1997 was approximately $9.1 million. The increase is due primarily to the additional equipment needed for the added construction workload and for the subsidiaries, RMI and PPI, which commenced operations during the year. The Company leases a significant portion of its equipment and attempts to keep the equipment as fully utilized as possible and may rent equipment on a short-term basis to other contractors.

        The Company's corporate management oversees operational and strategic issues and, through the corporate accounting staff, provides administrative support services to area managers, subsidiary presidents and individual project management at the project site. The latter are responsible for planning, scheduling and budgeting operations, equipment maintenance and utilization and customer satisfaction. Subsidiary presidents, area managers and project managers monitor project costs on a daily and weekly basis while corporate management monitors such costs monthly.

        Raw materials (primarily concrete, aggregate and steel) used in the Company's operations are available from a number of sources. There are a sufficient number of materials suppliers within the Company's market areas to assure the Company of adequate competitive bids for supplying such raw materials. Generally, the Company will obtain several bids from competing concrete, asphalt or aggregate suppliers whose reserves of such materials will normally extend beyond the expected completion date of the project. Costs for raw materials vary depending upon project duration, construction season, or other factors; but, generally, prices quoted to the Company for raw materials are fixed for the project's duration. Increased construction activity in the western United States has created temporary scarcity of key construction materials, primarily cement powder. It is foreseeable that shortages of cement supply might reoccur which could result in unexpected and uncontrollable reductions in sales of ready mix concrete from RMI, the Company's ready mix concrete subsidiary. The Company strives to obtain supply commitments from a number of suppliers, but their supply capacity is occasionally exceeded by spot demands. The Company has not yet been impacted by any cement shortages on its construction projects, as it normally obtains guaranteed commitments for supply of cement powder for the duration of the contracts and any damages incurred by lack of supply could be assessed back to the supplier.

PROJECTS AND CUSTOMERS

        The Company specializes in public sector construction projects and its principal customers are the state departments of transportation in Nevada, Arizona, Utah and New Mexico and bureaus and departments of municipal and county governments in those states. For the year ended December 31, 1997, revenue generated from six projects in Nevada, Arizona and Utah represented 56% of the Company's revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which the Company operates, could have an adverse effect on the Company's results of operations. In each of the three years ended December 31, 1995,1996 and 1997 Clark County General Services and the Arizona Department of Transportation each accounted for over 10% of the Company's consolidated revenue. Additionally, the Utah Department of Transportation accounted for over 10% of the Company's consolidated revenue during the year ended December 31, 1997.

  The following table describes all projects substantially completed by the Company in each of the three years ended December 31, 1995, 1996 and 1997. Contract amounts include agreed upon change orders, if any, and represent the total dollar value of the contract to the Company.

                                                                               CONTRACT       COMPLETION
CUSTOMER                     PROJECT DESIGNATION            LOCATION            AMOUNT           DATE
---------------------------------------------------------------------------------------------------------------
City of Phoenix             Grand Canal                     Phoenix, AZ          $    43,845  January 1995

                                                                                CONTRACT      COMPLETION
CUSTOMER                     PROJECT DESIGNATION            LOCATION             AMOUNT          DATE
---------------------------------------------------------------------------------------------------------------
Arizona Department
    of Transportation        Squaw Peak Parkway             Phoenix, AZ         $ 25,733,328           May 1995

Arizona Department
    of Transportation        Casa Grande Highway            Phoenix, AZ           27,052,138           May 1995

Clark County Nevada
    General Services         Flamingo Winnick               Las Vegas, NV          2,687,309           May 1995

Clark County Nevada
    General Services         Airport North Portal           Las Vegas, NV         15,068,853           May 1995

Arizona Department
    of Transportation        Red Mountain Freeway           Phoenix, AZ           12,684,836           May 1995

Salt Lake City, Utah
    Airport Authority        40/th/ Street Relocation       Salt Lake City, UT     2,293,088           May 1995

Clark County Nevada
    General Services         Van Buskirk                    Las Vegas, NV          3,175,206           May 1995

Continental Insurance        Gila River                     Phoenix, AZ            3,594,017           May 1995

City of Mesquite, Nevada     Mesquite                       Mesquite, NV             316,244           October 1995

Lincoln County, Nevada       Panaca, NV                     Panaca, NV               243,903           October 1995

Colorado River
    Commission               River Mountain                 Las Vegas, NV          1,300,901           November 1995

City of Mesquite, Nevada     Summer Ridge                   Mesquite, NV              63,323           December 1995

City of Mesquite, Nevada     Hillside Storm Drain           Mesquite, NV             162,103           December 1995

City of Henderson,
   Nevada                    C-1 Channel                    Henderson, NV          1,086,497           October 1995

Arizona Department
    of Transportation        Highway at Heber               Heber, AZ              5,535,662           April 1996

Arizona Department
    of Transportation        I-17 Widening                  Phoenix, AZ            8,832,295           October 1996

DG Fenn                      Baptist Retirement             Phoenix, AZ               78,468           October 1996

Salt Lake City Airport
    Authority                South Cargo                    Salt Lake City, UT     1,517,428           October 1996

Intermountain
    Roadbuilders             Davis Monthan - Streets        Tucson, AZ               344,418           April 1996

Town of Youngtown            Youngtown Streets              Youngtown, AZ             77,423           February 1996


                                                                                CONTRACT      COMPLETION
CUSTOMER                     PROJECT DESIGNATION            LOCATION              AMOUNT        DATE
---------------------------------------------------------------------------------------------------------------
Arizona Department
    of Transportation        Pima Freeway                   Phoenix, AZ         $   7,546,838          May 1996

Salt Lake City                                              Salt Lake
    Airport Authority        Salt Lake City Airport         City, UT               27,364,636          January 1996

Clark County Nevada
    General Services         South Beltway                  Las Vegas, NV          16,175,964          January 1996

Arizona Department
    of Transportation        Dunlap                         Phoenix, AZ             8,198,181          January 1996

VFL Technology
    Corporation              Chevron Cell Construction      Salt Lake City, UT      1,362,974          June 1996

Arizona Department
    of Transportation        Chandler Boulevard             Phoenix, AZ             2,209,435          May 1996

Utah Department of
    Transportation           Snow Canyon                    Southern, UT            4,138,290          January 1996

Arizona Department
    of Transportation        Navajo Papermill Road          Phoenix, AZ               641,061          January 1996

Intermountain
    Roadbuilders             Intermountain Roadbuilders     Phoenix, AZ               264,845          January 1996

Arizona Department
    of Transportation        Goodyear Urban                 Goodyear, AZ              463,665          August 1996

Crescent Run LLP             Crescent Run                   Mesa, AZ                  262,261          April 1996

Wespac                       Lost Canyon II                 Scottsdale, AZ            152,778          October 1996

City of Winslow              City of Winslow                Winslow, AZ             1,402,868          September 1996
Clark County Dept.
    of Aviation              Searchlight                    Searchlight, NV           707,977          January 1996

Arizona Department
    of Transportation        Nogales Connection             Nogales, AZ            11,327,515          October 1996

Clark County Dept.
    of Aviation              Jean Airport                   Jean, NV                3,897,065          March 1997

Clark County Dept.
    of Aviation              McCarran Garage Infrastructure Las Vegas, NV           6,203,284          November 1997

Intermountain
    Roadbuilders             Davis Monthan  - Taxiway       Tucson, AZ                162,677          March 1997

City of Henderson            Equestrian Detention           Henderson, NV           5,436,067          March 1997

                                                                                CONTRACT      COMPLETION
CUSTOMER                     PROJECT DESIGNATION            LOCATION              AMOUNT         DATE
---------------------------------------------------------------------------------------------------------------
Homes by Dave
    Brown                   Country Estates                 Gilbert, AZ           $   215,770           July 1997

Chanen                      Midwestern University II        Glendale, AZ             230,579           January 1997

Moapa Water District        Moapa Water District            Moapa, NV                903,919           January 1997

City of Phoenix             Collector Street Overlay        Phoenix, AZ            1,820,288           January 1997

Triton Builders             AT&T Expansion                  Mesa, AZ                 246,080           January 1997

City of Phoenix             Skunk Creek Landfill            Phoenix, AZ            2,845,955           January 1997

City of Las Vegas           Detention Facility              Las Vegas, NV            430,700           February 1997

Robert Ewing                Lone Butte 3 & 4                Maricopa County          201,979           February 1997

Frehner Construction        Precast                         Las Vegas, NV             89,924           January 1997

City of Gilbert             Municipal Parking Expansion     Gilbert, AZ              154,492           January 1997

Kay Rogers/ADA
    Construction            Legacy II                       Phoenix, AZ              194,023           August 1997

United States Dept.
    of Agriculture           Tonto Forest                   Arizona                   99,515           July 1997

Mayo Clinic/Ryan
    Cos.                     Mayo Arrowhead                 Glendale, AZ             155,165           October 1997

Robert Ewing                 Lone Butte Industrial          Maricopa County          225,000           February 1997

Nevada Department
    of Transportation        Eastern State Highway System   Las Vegas, NV          2,260,492           October 1997

City of Bisbee               Bisbee Municipal Airport       Bisbee, AZ               295,712           January 1997

Clark County General
     Services                CCPW Bridge Repair             Las Vegas, NV             42,214           December 1997

  The following table describes all projects of the Company in progress as of December 31, 1997. Current contract amounts include agreed upon change orders, if any, and represent the dollar value of the contract to the Company.

                                                                                  CURRENT       AWARD DATE/
                                                                                 CONTRACT       ESTIMATED
CUSTOMER                     PROJECT DESIGNATION            LOCATION              AMOUNT      COMPLETION DATE
--------------------------------------------------------------------------------------------------------------
Clark County, Nevada          McCarran Airport Parking                                                 January 1995/
   General Services           Garage                         Las Vegas, NV      $ 60,290,797           March 1998

Clark County Department                                                                                August 1995/
    of Public Works           LV Beltway                     Las Vegas, NV        29,169,402           March 1998


                                                                                 CURRENT       AWARD DATE/
                                                                                CONTRACT        ESTIMATED
CUSTOMER                     PROJECT DESIGNATION            LOCATION             AMOUNT       COMPLETION DATE
--------------------------------------------------------------------------------------------------------------
Arizona Department of        Phoenix - Casa Grande (Joint                                              November 1995/
    Transportation             Venture)                     Phoenix, AZ         $  20,930,123          March 1998

Clark County Department                                                                                March 1996/
    of Aviation              Runway Extension               Las Vegas, NV          11,142,129          March 1998

Clark County Department                                                                                June 1996/
    of Aviation              Ticketing Facility             Las Vegas, NV           8,282,903          March 1998

Clark County Department                                                                                June 1996/
    of Aviation              Union Pacific R.R.Relocation   Las Vegas, NV           2,019,620          March 1998

Clark County Department                                                                                August 1996/
    of Aviation              Terminal D Sitework            Las Vegas, NV          39,444,911          April 1998

Dept. of United States                                                                                 June 1996/
    Army                     White Sands Missile Range      New Mexico              1,956,670          July 1999

Dept. of Transportation                                                                                July 1996/
    Hwy. Administration      Wiggins Crossing               Arizona                   794,611          March 1998

Clark County Department                                                                                October 1996/
    of Aviation              McCarran Air Cargo Expansion   Las Vegas, NV           2,543,872          March 1998

New Mexico Department                                                                                  August 1996/
    of Transportation        I-25/Socorro                   New Mexico              3,319,865          June 1998

Arizona Department of        Squaw Peak Shea-TBird                                                     October 1996/
    Transportation           Continuation                   Phoenix, AZ            36,494,376          February 1999

United States Forest                                        Roosevelt Lake,                            October 1996/
    Service                  School House Campground         AZ                     4,774,604          April 1998
                                                                                                       October 1996/
Jackson Properties            Country Meadows                Maricopa County          929,815          February 1998

Utah Department of                                                                                     October 1996/
    Transportation            I-15/Woods Crossing            Salt Lake, UT         17,205,605          June 1998

United States Marine                                                                                   October 1996/
    Corp.                     Yuma Taxiway Repair            Yuma, AZ                 705,793          March 1998

Arizona Department of                                                                                  November 1996/
    Transportation            Douglas Rodeo Highway          Douglas, AZ            1,435,326          March 1998

                                                                                                       December 1996/
City of Mesa                  City of Mesa Sealcoat          Mesa, AZ                  84,013          March 1998

Arizona Department of                                                                                  February 1997/
     Transportation           Payson Show-Low                Payson, AZ             3,764,594          March 1998

                                                                                 CURRENT       AWARD DATE/
                                                                                CONTRACT        ESTIMATED
CUSTOMER                     PROJECT DESIGNATION            LOCATION              AMOUNT      COMPLETION DATE
--------------------------------------------------------------------------------------------------------------
Clark County General                                                                                   March 1997/
     Services                Sloan Channel                  Las Vegas, NV       $ 1,296,493            March 1998

Nevada Department of                                                                                   April 1997/
     Transportation          NDOT Bike Path                 Las Vegas, NV         1,654,113            March 1998

Clark County General                                                                                   May 1997/
     Services                Channel Repair                 Las Vegas, NV           198,882            May 1998

Clark County General                                                                                   August 1997/
     Services                Russell Road                   Las Vegas, NV         4,742,339            March 1998

Arizona Department of                                                                                  April 1997/
     Transportation          White River                    Arizona                 673,213            March 1998

                                                                                                       October 1997/
City of Phoenix              City of Phoenix Overlay II     Phoenix, AZ            2,207,621           February 1998

Arizona Department of                                       Coconino County,                           June 1997/
     Transportation          Blueridge-Forest                 AZ                   2,247,621           March 1998

Fann                                                        Coconino County,                           September 1997/
     Construction            Clint's Well                     AZ                     685,266           March 1998

Clark County General                                                                                   September 1997/
     Services                McCarran Mobil Home Park       Las Vegas, NV          7,680,542           April 1998

Arizona Department of                                                                                  June 1997/
    Transportation           Pima Freeway                   Phoenix, AZ           55,104,378           September 1999

Utah Department of                                          Salt Lake City,                            August 1997/
     Transportation          Bangerter Highway                UT                  17,887,071           January 1999

Dept. of United States                                                                                 August 1997/
    Army                     White Sands MissileRange       New Mexico             2,000,000           August 1999

Salt Lake City Airport                                      Salt Lake City,                            August 1997/
     Authority               Utah Taxiway                     UT                   9,000,204           June 1998

Arizona Department of                                                                                  August 1997/
     Transportation          Ashfork Devildog               Williams, AZ           3,612,303           August 1998

Maricopa County Dept.                                       Maricopa County,                           September 1997/
     of Parks & Recreation   Lake Pleasant                    AZ                   1,628,582           March 1998

                                                                                                       September 1997/
Victory Valley Land          Lake Mead                      Henderson, NV          2,767,886           February 1998

                                                                                                       September 1997/
City of Showlow              City of Showlow                Showlow, AZ            2,389,478           October 1998

                                                                                  CURRENT       AWARD DATE/
                                                                                  CONTRACT       ESTIMATED
CUSTOMER                     PROJECT DESIGNATION            LOCATION              AMOUNT      COMPLETION DATE
--------------------------------------------------------------------------------------------------------------
New Mexico Department                                       Donna Ana County,                          December 1997/
     of Transportation       I-15/Hatch                       NM                $  3,914,175           August 1998

New Mexico Department                                                                                  December 1997/
     of Transportation       NM Ruidoso                     Ruidoso, NM            8,399,870           November 1998

Arizona Department of                                       Coconino County,                           December 1997/
     Transportation          SR87-Blueridge                   AZ                   2,249,619           July 1998

Nevada Department of                                                                                   December 1997/
     Transportation          Spaghetti Bowl                 Las Vegas, NV         91,813,884           November 2000

BACKLOG

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $214 million at December 31, 1997, compared to approximately $130 million at December 31, 1996. At December 31, 1997, the Company's backlog included approximately $124 million of work that is scheduled for completion during 1998. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. The Company believes that its backlog figures are firm, subject to provisions contained in its contracts which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. The Company has not been materially adversely affected by contract cancellations or modifications in the past. A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year.

COMPETITION

     The Company believes that the primary competitive factors as a prime contractor in the construction industry are price, reputation for quality work, financial strength, knowledge of local market conditions and estimating abilities. The Company believes that it competes favorably with respect to each of the foregoing factors. Most of the Company's projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. Because the Company's bids are often determined by the cost to it of subcontractor services and materials, the Company believes it is often able to lower its overall construction bids due to its prompt payments to, consistent workloads for, and good relationships with its subcontractors and suppliers. The Company competes with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) projects. When bidding on larger infrastructure projects, the Company also competes with larger, well capitalized regional and national contractors (including Granite Construction Incorporated, Peter Kiewit Sons', Inc. and Sundt Corp., Inc.), many of whom have larger net worths, bonding capacities and construction personnel than the Company. Due to currently favorable market conditions in Nevada, Arizona, Utah and New Mexico, which have resulted in an increase in heavy construction projects in these states, additional competition for projects may be expected. Such additional competition could reduce the Company's profit margins on certain projects.

     The Company has received single project bond approval up to $100 million and aggregate program bonds totaling up to $240 million. Larger competitors have unlimited bonding capacity and, therefore, may be able to bid on more work than the Company. Except for bonding capacity, the Company does not believe it is at a competitive disadvantage in relation to its larger competitors. With respect to its smaller competitors, the Company believes that its larger bonding capacity, longer relationships with subcontractors and suppliers and the perceived stability of having been in business since 1980 may be competitive advantages.

     The Company does not believe that the competitive environment is materially different in other western states in which the Company may expand. Initially, the Company will be at a competitive disadvantage in new markets until it obtains information on those markets and develops relationships with local subcontractors.

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

     Contracts often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a loss in connection with any such retention.

     The Company acts as prime contractor on most of its construction projects and subcontracts certain jobs such as electrical, mechanical and some white paving work to others. As prime contractor, the Company bills the customer for work performed and pays the subcontractors from funds received from the customer. Occasionally the Company provides its services as a subcontractor to another prime contractor. As a subcontractor, the Company will generally receive the same or similar profit margin as it would as a prime contractor, although revenue to the Company will be smaller because the Company only contracts a part of the project. As prime contractor, the Company is responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract. The Company occasionally requires its subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require the Company to use its best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds. On average, the Company has required performance bonds for less than 10% of the dollar amount of its subcontracted work. However, the Company is generally aware of the skill levels and financial condition of its subcontractors through its direct inquiry of the subcontractors and contract partners of the subcontractors, as well as its review of financial information provided by the subcontractors and third party reporting services including credit reporting agencies and bonding companies. The Company has experienced subcontractor related losses of less than .5 of 1% of total revenue over the last five fiscal years including a loss of .8 of 1% of total revenue for the year ended December 31, 1993. As the Company expands into new geographic areas, it expects to obtain references and examine the financial condition of prospective subcontractors before entering into contracts with them, requiring bonding as deemed appropriate.

     In connection with public sector contracts, the Company is required to provide various types of surety bonds guaranteeing its own performance. The Company's ability to obtain surety bonds depends upon its net worth, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of the Company's surety bonds then outstanding and the surety companies' current underwriting standards, which may change from time to time. See ''Insurance and Bonding''.

INSURANCE AND BONDING

     The Company maintains general liability and excess liability insurance covering its owned and leased construction equipment and workers' compensation insurance in amounts it believes are consistent with its risks of loss and in compliance with specific insurance coverages required by its customers as a part of the bidding process. The Company carries liability insurance of $17 million per occurrence, which management believes is adequate for its current operations and consistent with the requirements of projects currently under construction by the Company.

     The Company is required to provide a surety bond on most of its projects. The Company's ability to obtain bonding, and the amount of bonding required, is primarily determined by the Company's management experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), the Company's performance history and the number and size of projects under construction. The larger the project and/or the more projects in which the Company is engaged, the greater the Company's bonding, net worth and liquid working capital requirements. Bonding requirements vary depending upon the nature of the project to be performed. The Company generally pays a fee to bonding companies of 1/2% to 1% of the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. The Company has received single project bonding approval up to $100 million and aggregate program bonds totaling up to $250 million.

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

     In the precast and ready mix market, which the Company pursues through its PPI and RMI subsidiaries, a more focused effort is required. Certification of plants and facilities must be obtained and maintained in order to comply with certain project requirements. Membership and participation in selected industry associations help to increase the Company's exposure to potential clients and are two means by which the Company stays informed as to industry developments and future prospects within the marketplace. Customer care and service are important marketing tools for PPI and RMI which focus much more on private owners than public works. Building and maintaining customer relations and reputation for quality work are essential elements to the marketing efforts of these businesses.

GOVERNMENT REGULATION

     The Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Under the Federal Clean Air Act and Clean Water Act, the Company must apply water or chemicals to reduce dust on road construction projects and to contain water contaminants in run-off water at construction sites. The Company may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project. The Company believes that it is in substantial compliance with all applicable laws and regulations. However, amendments to current laws or regulations imposing more stringent requirements could have a material adverse effect on the Company.

EMPLOYEES

     On December 31, 1997, the Company employed approximately 97 salaried employees (including its management personnel and executive officers) and approximately 443 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. For the year ended December 31, 1997, the number of hourly employees ranged from approximately 173 to approximately 443 and averaged approximately 322. At December 31, 1997, the Company's employees did not belong to a labor union and the Company believes its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The following properties were leased by the Company at December 31, 1997:
          (1) 6,200 square feet of executive office space at 4411 South 40th Street, Suites D-10 and D-11, Phoenix, Arizona, 85040, expires in
               December 2000, at a monthly rental rate of $5,219 per month.
          (2)  1,800 square feet of office space at 1598 North 400 West, Suite
               C, Layton, Utah 84041, which expires in February 1998, at a monthly rental rate of $1,050 per month.
          (3) 2,000 square feet of office space for the Company's ready mix operations, at 3430 E. Flamingo , Suite 100, Las Vegas, Nevada, on a month-to-month basis, at a rental rate of $2,400 .
          (4) 2,000 square feet of office space at 1501 Highway 168, Moapa, Nevada 89025, on a month-to-month basis, at a rental rate of $800 per month, from a Company controlled by a principal stockholder. The Company believes that its rental rates are fair, reasonable and consistent with rates charged by unaffiliated third parties in the same market area.
          (5) 17,500 square feet of property at 1501 Highway 168, Moapa, Nevada 89025, on a month-to-month basis, at a rental rate of $2,500 per month, from a Company controlled by a principal stockholder. The Company uses the property for its manufacturing of prestressed concrete products. The Company believes that its rental rates are fair, reasonable and consistent with rates charged by unaffiliated third parties in the same market area.

     The Company owns approximately five acres of land at 109 W. Delhi, North Las Vegas, NV 89030, which is used for the manufacturing of ready mix concrete.

     The Company owns approximately 24.5 acres of property in Moapa, Nevada, which is currently being readied for its intended use.

     The Company has determined that the above properties are suitable and adequate for their intended use.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been listed on the Nasdaq National Market since October 1995 and is traded under the symbol "MVCO". The following table represents the high and low closing prices for the Company's common stock on the Nasdaq National Market.

                      1995           1996             1997
-----------------------------------------------------------------
                  HIGH   LOW    HIGH    LOW      HIGH     LOW
                -------------------------------------------------
First Quarter...                6 5/8       5   5  5/8   3 9/16
Second Quarter..                6 5/8       5   5  7/8   3 1/2
Third Quarter...                7 3/8   4 7/8   6  1/4   5 5/16
Fourth Quarter..     7  5 1/8   5 1/2   3 5/8   6 9/16   5 1/2


HOLDERS OF RECORD

  As of February 27, 1998 there were more than 900 record and beneficial owners of the Company's Common Stock.


ITEM 6.     SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,                                     PROFORMA
------------------------------------------                 COMBINED (1)
                                                1993           1994           1995           1996           1997
                                          ---------------------------------------------------------------------------
Income Statement Data:
Revenues..................................  $ 60,474,750   $ 80,220,521   $ 90,048,523  $ 133,723,645   $ 149,979,395
Gross Profit..............................     3,461,503      5,472,878      4,354,455      2,810,585       7,434,944
Income (loss) from Operations.............      (230,934)     4,704,425      2,364,676       (331,525)      1,867,958
Interest Expense..........................         3,727        500,000      1,116,464        611,828         624,048
Income (loss) before income taxes (2).....        60,501      4,565,398      1,608,997       (106,863)      1,930,986
Net income (loss).........................        37,511      2,824,776      1,059,347        (85,228)      1,211,615
Basic net income (loss) per common share..         $0.02          $0.84          $0.65         $(0.02)          $0.34
Diluted net income (loss) per common
 share....................................         $0.02          $0.84          $0.65          $(.02)          $0.33

Basic weighted average shares
 outstanding (3)..........................     1,675,000      3,350,000      1,641,663      3,601,250       3,601,250
Diluted weighted average shares
 outstanding..............................     1,675,000      3,350,000      1,641,663      3,601,250       3,651,360

Financial Position Data:                            1993           1994           1995           1996            1997
                                          ---------------------------------------------------------------------------
Working capital (deficiency)..............   $ 5,617,286   $ (3,348,451)  $ 11,319,107  $   8,738,820   $   6,847,137
Total assets..............................    19,664,666     22,375,168     28,909,786     42,121,334      49,063,197
Long-term debt............................             -              -      3,689,055      4,631,377       5,847,659
Stockholders' equity (deficit)............     6,809,481       (232,770)    11,761,997     11,676,769      12,888,384

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

(3) The average shares outstanding and net income (loss) per share are computed upon the number of shares of the Company's Common Stock outstanding as of December 31, 1994, including the assumed issuance of 500,000 shares of restricted Common Stock in the MVC acquisition, which were issued during October 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

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

     In 1996, the Company acquired certain assets of AKR Contracting ("AKR"), an unaffiliated Company in Phoenix, Arizona. AKR specializes in earthwork, grading and paving of residential subdivisions, commercial centers and has become increasingly involved in small publicly funded projects in Arizona and New Mexico. Through AKR, the Company entered into operating leases for a portable hot mix asphalt plant and related paving equipment and a rubberized asphalt plant. The asphalt paving capabilities provide the Company the opportunity to expand its existing geographic market. The Company believes increased competitiveness and revenues will be generated on projects that call for large quantities of asphaltic concrete, recycled asphalt or rubberized asphalt.

     In 1996, the Company formed Ready Mix, Inc. ("RMI") as a wholly-owned subsidiary. RMI manufactures and distributes ready-mix concrete in Las Vegas, NV, and targets markets such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI began operations from its first location in March 1997. Financed with internal funds, a $2 million line of credit, notes payable and operating leases, the Company intends for RMI to operate from two sites using at least 40 mixer trucks.

     In 1996, the Company formed Prestressed Products Incorporated ("PPI") as a wholly-owned subsidiary. PPI designs, manufactures and erects precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines include architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada.

     During 1997, financed through internal funds and operating leases, the Company obtained equipment and experienced personnel to enter the concrete or "white" paving market. By performing white paving work, the Company may be able to increase its project revenue and earnings, reduce reliance on white paving subcontractors and improve the likelihood of being awarded projects in which the amount of work proposed to be completed on a project by the prime contractor is a consideration in the competitive bidding process.

     The Company has historically relied upon a small number of projects to generate a significant portion of its revenue. For instance, revenue generated from six projects represented 56% of the Company's revenue for the year ended December 31, 1997. Results for any one calender quarter may fluctuate widely depending upon the stage of completion of the Company's active projects.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

                                        YEARS ENDED DECEMBER 31,
                                      ---------------------------
                                         1995     1996     1997
                                         ----     ----     ----
Revenues..............................  100.00%  100.00%  100.00%
Cost of contract revenues.............   95.16    97.90    95.04
Gross profit..........................    4.84     2.10     4.96
General and administrative expenses...    2.21     2.35     3.71
Income (loss) from operations.........    2.63     (.25)    1.25
Interest income.......................     .52      .56      .44
Interest expense......................   (1.24)    (.46)    (.42)
Other income..........................     .07      .07      .01
Prior offering costs..................    (.19)       -        -
Income (loss) before income taxes.....    1.79     (.08)    1.29
Net income (loss) after income taxes..    1.18     (.06)     .81


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31,  1996

     Revenue and Backlog. Revenue increased 12% to $150.0 million for the year ended December 31, 1997, from $133.7 million for the year ended December 31, 1996. The increase results primarily from a $12.0 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates.

     Gross Profit. As a percentage of revenue, gross profit increased from 2.10% in 1996 to 4.96% in 1997. The increase results primarily from an increase in MVCI and RMI combined gross profit margins from 2.10% in 1996 to 5.38% in 1997 or an increase of 156%, offset by a gross loss of 11.5% related to the precast operations of PPI. The gross loss related to the precast operations of PPI were he result of (i) sales, marketing, estimating, administrative and organizational costs preliminary to revenue generation (ii) staffing and training production crews and related loss of productivity (iii) non-compensable differences between preliminary (pre-bid) and final designs of PPI (iv) a compressed completion schedule creating extraordinary increases in the number of personnel, compounded by poor productivity of inexperienced crews requiring an inordinate amount of overtime. Gross profit margins can be affected by construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative Expenses. General and administrative expenses increased from $3,142,110 for 1996 to $5,566,986 for 1997. The increase results, in part, from the costs associated with the Company's wholly-owned ready-mix concrete and precast/prestressed products subsidiaries, the Company's continued expansion in the Utah market and expansion into the white paving market. The additional costs associated with the Company's wholly-owned ready-mix concrete and precast/prestressed products subsidiaries and the continued expansion in the Utah market and expansion into the white paving market amounted to approximately $1,684,000. The remainder of the increase was $365,948 in corporate labor and a variety of costs including costs in excess of $79,000 related to enhancements in the safety plan, $75,000 related to non-recurring consulting studies and $53,000 related to corporate travel.

     Interest Income and Expense. Interest income decreased in 1997 to $666,397 from $741,270 due to a decrease in cash reserves resulting primarily from the expansion into the production and manufacturing of construction materials and the purchase of equipment. Interest expense increased slightly in 1997 to $624,048 from $611,828, due primarily to financing certain of the property and equipment additions.

     Net Income (Loss) After Income Taxes. Net income after taxes for 1997 was $1,211,615 compared to a net loss after income taxes for 1996 of $(85,228). The increase primarily resulted from the increase in revenue and gross profit margin offset, in part, by higher general and administrative expenses as discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenue and Backlog. Revenue increased 48.5% to $133.7 million for the year ended December 31, 1996, from $90.0 million for the year December 31, 1995. The increase results primarily from a $30.0 million increase in backlog at December 31, 1995 over the prior year and the award of approximately $100 million of projects during the first nine months of 1996, compared to approximately $58 million during the same period in 1995. In addition, the Company's expansion into earthwork, grading and paving of residential subdivisions, commercial centers and in small public works, through the acquisition of certain assets of AKR, contributed approximately $11.2 million to the Company's overall revenue growth. Revenue is impacted in any one period by the backlog at that beginning of that period.

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

     General and Administrative Expenses. General and administrative expenses increased from $1,989,779 for 1995 to $3,142,110 for 1996. The increase results, in part, from the start-up costs associated with the Company's development stage subsidiaries, the Company's expansion in the Utah market and, through AKR, expansion into earthwork, grading and paving of residential subdivisions, commercial centers and small publicly funded projects. The additional costs associated with the development stage companies, expansion in the Utah market and AKR amounted to $719,572, consisting primarily of salaries and office set up costs. In addition to the start-up costs, the Company sustained increased general and administrative expenses due to the 48.5% growth in revenue.Interest Income and Expense. Interest income increased in 1996 to $741,270 from $470,150 due to invested proceeds from the Public Offering and increased funds held in retention. Interest expense decreased in 1996 to $611,828 due to the November 1995 repayment of $6.5 million of loans issued in connection with the acquisition of Meadow Valley Contractors, Inc.

     Net Income (Loss) After Income Taxes. Net loss after income taxes for 1996 was $(85,228) compared to net income of $1,059,347 for 1995. The decrease resulted primarily from the lower gross profit and higher general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the other construction and construction related businesses heretofore discussed. Annual revenue has grown from approximately $90.0 million in 1995 to $150.0 million in 1997. Growth has resulted in the need for additional capital to finance increased receivables, retentions and capital expenditures, and to address fluctuations in the work-in-process billing cycle.

     The following table sets forth, for the periods presented, certain items from the Statements of Cash Flows of the Company.

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             1995           1996          1997
                                                             ----           ----          ----
Cash Provided By (Used in) Operating Activities........   $(1,789,928)   $(3,085,632)   5,967,880
Cash Used in Investing Activities......................      (527,120)      (584,470)  (2,816,474)
Cash Provided By (Used in) Financing Activities........     2,935,528       (247,283)  (1,738,860)

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

     Cash used in operating activities during 1995amounted to $1.8 million, primarily the result of an increase in accounts receivable and net costs in excess of billings of $5.5 million, offset by net income of $1.0 million, depreciation and amortization of $.4 million and an increase in accounts payable $2.2 million.

     Cash used in operating activities during 1996 amounted to $3.1 million, primarily the result of an increase in accounts receivable and prepaid expenses of $14.1 million, offset by an increase in accounts payable of $8.6 million along with an increase in net billings in excess of costs of $1.6 million and depreciation and amortization of $.8 million.

     Cash provided by operating activities during 1997 amounted to $6.0 million, primarily the result of net income of $1.2 million, depreciation and amortization of $1.4 million, a decrease in accounts receivable of $.7 million, an increase in net billings in excess of costs $2.3 million and a $.4 million decrease in deferred income tax payable.

     Cash used in investing activities during 1995 included the purchase of property and equipment of $1.4 million offset by a decrease in restricted cash of $.3 million and repayment of $.6 million of loans to related parties.

     Cash used in investing activities during 1996 amounted to $.6 million, primarily the result of the purchase of property and equipment of $1.9 million offset by a decrease in restricted cash of $1.2 million and proceeds from the sale of property and equipment of $.1 million. The decrease in restricted cash during 1995 and 1996 is a result of the partial release of funds held in escrow accounts pending the completion of three large volume projects.

     Cash used in investing activities during 1997 amounted to $2.8 million related primarily to equipment purchases.

     Cash provided by financing activities during 1995 amounted to approximately $3.0 million and included proceeds from the initial public offering of the Company's securities in the amount of $9.5 million, net of offering costs, offset by repayment of $6.5 million of loans from a related party issued in connection with the MVC acquisition. Cash used in financing activities during 1996 included lease payments of $.1 million and equipment loan payments of $.1 million, a total of approximately $.2 million. Cash used in financing activities during 1997 amounted to $1.7 million including $.5 million repayment of a loan from a related party and $.5 million prepayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $.7 million.

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus
 .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At December 31, 1997, and as of the filing date of this report, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At December 31, 1997, the Company was in full compliance with all such covenants and there are no material covenants or restrictions in the lines of credit which the Company believes would impair its operations. The lines of credit expire September 15, 1998.

     The Company anticipates that a substantial portion of the costs associated with a planned second ready-mix plant and related equipment will be financed through bank financing and operating leases. In addition, the Company is currently leasing approximately 40 ready-mix trucks with estimated annual lease payments of $800,000.

     Management believes that the Company's cash reserves, together with its lines of credit and its capacity to enter into other financing arrangements are sufficient to fund its cash requirements for the next 12 months and that the Company's working capital will be adequate to fund its short term and long term requirements.

NEW ACCOUNTING PRONOUNCEMENTS

  Accounting for Stock-Based Compensation:
     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  Earnings per Share:
     Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") issued by the FASB is effective for financial statements with fiscal years and interim periods beginning after December 15, 1997. Early adoption is not permitted. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earning per share. The Company adopted this accounting standard on December 15, 1997.

  Disclosure of Information about Capital Structure:
     Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements ended December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

  Reporting Comprehensive Income:
     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have a material effect, if any, on its financial position or results of operations.

  Disclosures about Segments of an Enterprise and Related Information:
     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect, if any, on its financial position or results of operations.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its operations. However, substantial increases in labor costs, worker compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods.

YEAR 2000

     The Company's accounting software currently does not utilize a four digit year field; however, the Company has been assured by the software manufacturer that all necessary modifications for the year 2000 have been or will be made and tested timely.

KNOWN AND ANTICIPATED FUTURE TRENDS AND CONTINGENCIES

     Subject to the Company's profitability and increases in retained earnings, it is anticipated that the bonding limits will increase proportionately, thereby allowing the Company to bid on and perform more and larger projects.

     The Company believes that government of all levels will continue to be the primary source of funding for infrastructure work. The reauthorization of the ISTEA bill is essential to the well-being of the industry and the Company. "See Market Overview".

     The competitive bidding process will continue to be the dominant method for determining contract award. However, other innovative bidding methods will be tried and may gain favor, namely "A Plus B" contracts, where the bidders' proposals are selected on both price and scheduling criteria. Design-build projects are becoming more common and are likely to increase in frequency. Design-build projects also tend to be of more worth to the owner when the contract size is substantial, usually $50 million or more.

     In light of the rising needs for infrastructure work throughout the nation and the tendency of the current needs to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought. Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards.

SEASONALITY
     The construction industry is seasonal, generally due to inclement weather occurring in the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the first and fourth quarters of each calendar year than other quarters. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies. Results for any one quarter, therefore, may not be indicative of results for other quarters or for the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements are indexed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable




                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors and executive officers of the Company will be included under the caption "Directors and Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1997, which is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1997, which is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 1997, which is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Information Regarding Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1997, which is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  Financial Statements
              See Item 8 of Part II hereof.


  (a)(2)  Financial Statement Schedules
              The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for the years ended December 31, 1995, 1996 and 1997.

  (b)     Reports on Form 8-K
              There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

  (c)     Exhibits

  EXHIBIT
   NO.                                                  TITLE

-----------      ---------------------------------------------------------------------------------

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

       1.11      Agreement Among Underwriters (1)

       1.12      Form of Underwriting Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner,
                 Inc.)(1)

       1.13      Form of Agreement Among Underwriters (H D Brous & Co., Inc. and
                 Neidiger/Tucker/Bruner, Inc.)(1)

       1.14      Form of Selected Dealer Agreement (H D Brous & Co., Inc. and
                 Neidiger/Tucker/Bruner, Inc.)(1)

       1.15      Form of Representatives'  Warrant Agreement, including Form of
                 Representatives'Warrant (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.)(1)

       3.01      Articles of Incorporation and Amendments thereto of the Registrant (1)

       3.02      Bylaws of the Registrant (1)

       3.03      Bylaws of the Registrant Effective October 20, 1995

       5.01      Opinion of Gary A. Agron, regarding legality of the Common Stock (includes
                 Consent)(1)

       5.02      Opinion of Gary A. Agron, regarding legality of the Units, Common Stock and
                 Warrants (1)

      10.01      Incentive Stock Option Plan (1)



  EXHIBIT
   NO.                                                  TITLE
-----------      ------------------------------------------------------------------------------------
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

      10.24      Employment Agreement with Ms. Danley (1)

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

      10.31      Contract Award Notification - McCarran International Airport (1)

      10.32      Contract Award Notification - City of Henderson (1)

      10.33      Contract between Registrant and Arizona Department of Transportation (1)

      10.34      Contract between Registrant and Arizona Department of Transportation (1)

      10.35      Office Lease of the Registrant (1)


  EXHIBIT
    NO.                                                 TITLE
-----------      ------------------------------------------------------------------------------------
      10.36      Contract between Registrant and Arizona Department of Transportation (2)

      10.37      Contract Award Notification - Clark County (2)

      10.38      Joint Venture Agreement (2)

      10.39      Employment Agreement with Mr. Grasmick (2)

      10.40      Contract between Registrant and Clark County, Nevada (2)

      10.41      Contract between Registrant and Clark County, Nevada (2)

      10.42      Contract between Registrant and Utah Department of Transportation (2)

      10.43      Contract between Registrant and Arizona Department of Transportation (2)

      10.44      Promissory Note executed by Nevada State Bank (2)

      10.45      Escrow Settlement Documents and related Promissory Note (2)

      10.46      Conveyor Sales Contract and Security Agreement (2)

      10.47      CAT Financial Installment Sale Contract (2)

      10.48      Second and Third Amendments to Office Lease of the Registrant (2)

      10.49      Lease Agreement with US Bancorp (2)

      10.50      Lease Agreement with CIT Group (2)

      10.51      CAT Financial Installment Sale Contract

      10.52      CAT Financial Installment Sale Contract

      10.53      CAT Financial Installment Sale Contract

      10.54      CAT Financial Installment Sale Contract

      10.55      CAT Financial Installment Sale Contract

      10.56      Escrow Settlement Documents

      10.57      Promissory Note executed by General Electric Capital Corporation

      10.58      Promissory Note executed by General Electric Capital Corporation

      10.59      Promissory Note executed by General Electric Capital Corporation

      10.60      Promissory Note executed by General Electric Capital Corporation

      10.61      Promissory Note executed by Nevada State Bank

      10.62      KDC Sales Contract

      10.63      Lease Agreement with CIT

      10.64      Lease Agreement with CIT

      10.65      Contract between Registrant and Utah Department of Transportation

      10.66      Contract between Registrant and Clark County, Nevada

      10.67      Contract between Registrant and New Mexico State Highway and Transportation
                 Department

      10.68      Contract between Registrant and Salt Lake City Corporation

      10.69      Contract between Registrant and Utah Department of Transportation

      10.70      Contract between Registrant and Arizona Department of Transportation

      10.71      Contract between Registrant and Nevada Department of Transportation

      10.72      Employment and Indemnification Agreements with Mr. Nelson



  EXHIBIT
   NO.                                                  TITLE
-----------      ------------------------------------------------------------------------------------
      10.73      Employment and Indemnification Agreements with Mr. Terril

      10.74      Employment and Indemnification Agreements with Mr. Lewis

      10.75      Employment and Indemnification Agreements with Mr. Larson

      10.76      Employment and Indemnification Agreements with Mr. Burnell

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

      23.11      Consent of BDO Seidman LLP (Meadow Valley Corporation and Meadow Valley
                 Contractors, Inc.)(1)

      23.12      Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

      23.13      Consent of BDO Seidman LLP (Meadow Valley Corporation and Meadow Valley
                 Contractors, Inc.)(1)

      23.14      Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)

      23.15      Consent of DO Seidman LLP (Meadow Valley Corporation and Meadow Valley
                 Contractors, Inc.)(1)

      27         Financial Data Schedule

-----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995.

(2) Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-K.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                   MEADOW VALLEY CORPORATION

                                                   /s/ Bradley E. Larson
                                                   -------------------------------------
                                                   Bradley E. Larson
                                                   President and Chief Executive Officer
                                                   Date: March 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson                              /s/ Gary W. Burnell
-----------------------------------------------    -------------------------------------
Bradley E. Larson,                                 Gary W. Burnell,
Director, President and Chief Executive Officer    Vice President, Treasurer and Chief Financial Officer
Date: March 13, 1998                               Date: March 13, 1998


/s/ Kenneth D. Nelson                              /s/ Paul R. Lewis
-----------------------------------------------    -------------------------------------
Kenneth D. Nelson,                                 Paul R. Lewis,
Director, Chief Administrative Officer and         Director and Chief Operating Officer
Vice President                                     Date: March 13, 1998
Date: March 13, 1998

/s/ Alan A. Terril                                 /s/ Gary A. Agron
-----------------------------------------------    -------------------------------------
Alan A. Terril,                                    Gary A. Agron,
Director and Vice President - Nevada Operations    Director
Date: March 13, 1998                               Date: March 13, 1998

/s/ Charles E. Cowan                               /s/ Scott E. Miller
-----------------------------------------------    -------------------------------------
Charles E. Cowan,                                  Scott E. Miller,
Director                                           Director
Date: March 13, 1998                               Date: March 13, 1998

/s/ Julie L. Bergo
-----------------------------------------------
Julie L. Bergo,
Secretary and Principal Accounting Officer
Date: March 13, 1998

                         INDEX TO FINANCIAL STATEMENTS


MEADOW VALLEY CORPORATION AND SUBSIDIARIES


Independent Certified Public Accountants' Report.................................................  F-2
Consolidated Balance Sheets at December 31, 1996 and 1997........................................  F-3
Consolidated Statements of Operations for the years ended December 31, 1995, 1996, and 1997......  F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
 1995, 1996 and 1997.............................................................................  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and  1997......  F-6
Notes to Consolidated Financial Statements.......................................................  F-8

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the Stockholders and Board of Directors of Meadow Valley Corporation

We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1995, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadow Valley Corporation and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations, and cash flows for each of the three years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.



                                                                BDO Seidman, LLP



Los Angeles, California
February 19, 1998

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,   DECEMBER 31,
Assets:                                                                                 1996           1997
                                                                                  -----------------------------
Current Assets:
     Cash and cash equivalents (Notes 1 and 3)....................................   $ 1,440,519    $ 2,853,065
     Restricted cash (Notes 1 and 3)..............................................     1,415,577      1,719,768
     Accounts receivable, net (Notes 1, 4 and 18).................................    26,861,458     26,244,473
     Prepaid expenses and other...................................................       836,086        925,923
     Note receivable - related party (Notes 12 and 22)............................       257,575        257,575
     Note receivable - other (Note 11)............................................         1,855          2,009
     Costs and estimated earnings in excess of billings on uncompleted
        contracts (Note 5)........................................................     3,726,328      4,758,917
                                                                                  -----------------------------
               Total Current Assets...............................................    34,539,398     36,761,730
Property and equipment, net (Notes 1, 6, 9 and 12)................................     5,278,390     10,211,468
Refundable deposits...............................................................       247,740        127,737
Note receivable - other (Note 11).................................................       210,602        209,264
Goodwill, net (Note 1)............................................................     1,820,850      1,740,821
Tradename, net (Note 1)...........................................................        24,354         12,177
                                                                                  -----------------------------
                Total Assets......................................................   $42,121,334    $49,063,197
                                                                                  =============================
Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes payable - related party (Notes 2 and 12)...............................   $   500,000    $   500,000
     Notes payable - other (Note 9)...............................................       266,220        818,846
     Obligations under capital leases (Note 14)...................................       254,364        405,204
     Accounts payable (Notes 7 and 12)............................................    19,629,807     19,536,421
     Accrued liabilities (Notes 8 and 12).........................................     1,777,334      1,993,182
     Billings in excess of costs and estimated earnings on uncompleted
       contracts (Note 5).........................................................     3,372,853      6,660,940
                                                                                  -----------------------------
                Total Current Liabilities.........................................    25,800,578     29,914,593
Deferred income taxes (Notes 1 and 13)............................................        12,610        412,561
Obligations under capital leases (Note 14)........................................       643,910        973,847
Note payable - related party (Notes 2 and 12).....................................     3,000,000      2,000,000
Notes payable - other (Note 9)....................................................       987,467      2,873,812
                                                                                  -----------------------------
               Total Liabilities..................................................    30,444,565     36,174,813
                                                                                  -----------------------------
Commitments and contingencies (Notes 12, 14 and 16)
Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued and outstanding (Note 15)..................................................
     Common stock - $.001 par value; 15,000,000 shares authorized, 3,601,250
       Issued and outstanding (Notes 15 and 19)...................................         3,601          3,601
     Additional paid-in capital...................................................    10,943,569     10,943,569
     Capital adjustments (Note 2).................................................      (799,147)      (799,147)
     Retained earnings............................................................     1,528,746      2,740,361
                                                                                  -----------------------------
               Total Stockholders' Equity.........................................    11,676,769     12,888,384
                                                                                  -----------------------------
               Total Liabilities and Stockholders' Equity.........................   $42,121,334    $49,063,197
                                                                                  =============================


   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                         1995            1996            1997
                                                   ----------------------------------------------
Contract Revenues (Note 18).......................    $90,048,523    $133,723,645    $149,979,395
Cost of Contract Revenues (Note 12)...............      85,694,068     130,913,060     142,544,451
                                                   ----------------------------------------------
Gross Profit (Note 21)............................       4,354,455       2,810,585       7,434,944
General and Administrative Expenses...............      1,989,779       3,142,110       5,566,986
                                                   ----------------------------------------------
Income (loss) from Operations (Note 21)...........       2,364,676        (331,525)      1,867,958
                                                   ----------------------------------------------
Other Income (Expense):
Interest income...................................        470,150         741,270         666,397
Interest expense (Note 12)........................     (1,116,464)       (611,828)       (624,048)
Other income......................................         63,635          95,220          20,679
Offering costs written off........................       (173,000)              -               -
                                                   ----------------------------------------------
                                                         (755,679)        224,662          63,028
                                                   ----------------------------------------------
Income (loss) before income taxes.................      1,608,997        (106,863)      1,930,986
Income tax (expense) benefit (Note 13)............       (549,650)         21,635        (719,371)
                                                   ----------------------------------------------
Net Income (loss).................................    $ 1,059,347    $   (85,228)    $  1,211,615
                                                   ==============================================
Basic Net Income (loss) per common share..........           $.65          $(.02)            $.34
                                                   ==============================================
Diluted Net income (loss) per common share........           $.65          $(.02)            $.33
                                                   ==============================================
Basic Weighted Average Common Shares Outstanding
 (Note 20)........................................      1,641,663      3,601,250        3,601,250
                                                   ==============================================
Diluted Weighted Average Common Shares Outstanding
  (Note 20).......................................      1,641,663       3,601,250       3,651,360
                                                   ==============================================



   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                             COMMON STOCK
                                        ----------------------
                                          NUMBER OF
                                           SHARES                 PAID-IN       CAPITAL      RETAINED
                                         OUTSTANDING    VALUE     CAPITAL     ADJUSTMENT     EARNINGS
                                         -------------------------------------------------------------
Balance at December 31, 1994...........     1,175,000   $1,175   $    10,575   $(799,147)   $  554,627
Sale of Units to the public (Note 15)..     1,926,250    1,926     9,433,494
Issuance of common stock (Note 2)......       500,000      500     1,499,500
Net income for the year................                                                      1,059,347
                                       ---------------------------------------------------------------
Balance at December 31, 1995...........     3,601,250    3,601    10,943,569    (799,147)    1,613,974
Net loss for the year..................                                                        (85,228)
                                       ---------------------------------------------------------------
Balance at December 31, 1996...........     3,601,250    3,601    10,943,569    (799,147)    1,528,746
Net income for the year................                                                      1,211,615
                                       ---------------------------------------------------------------
Balance at December 31, 1997...........     3,601,250   $3,601   $10,943,569   $(799,147)   $2,740,361
                                       ===============================================================


   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                     1995            1996            1997
                                                               ----------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
     Cash received from customers..............................  $ 84,602,809   $ 122,322,752   $ 152,899,056
     Cash paid to suppliers and employees......................   (85,317,317)   (124,394,729)   (146,785,012)
     Interest received.........................................       459,997         685,738         615,008
     Interest paid.............................................    (1,195,119)       (642,344)       (658,622)
     Income taxes paid.........................................      (340,298)     (1,057,049)       (102,550)
          Net cash provided by (used in) operating activities..    (1,789,928)     (3,085,632)      5,967,880
                                                               ----------------------------------------------
Cash flows from investing activities:
     Purchase of AKR Contracting tradename.....................             -         (36,531)              -
     Decrease (increase) in restricted cash....................       316,996       1,213,972        (304,191)
     Collection of notes receivable - related party............       600,000               -               -
     Collection of note receivable - other.....................             -             876           1,184
     Additional cost of acquisition............................      (136,058)              -               -
     Proceeds from sale of property and equipment..............        86,202         126,431         322,960
     Proceeds from sale of rental real estate..................             -          16,866               -
     Purchase of property and equipment........................    (1,175,377)     (1,906,084)     (2,836,427)
     Purchase of real estate...................................      (218,883)              -               -
          Net cash used in investing activities................      (527,120)       (584,470)     (2,816,474)
                                                               ----------------------------------------------
Cash flows from financing activities:
     Deferred offering costs...................................    (1,166,498)              -               -
     Proceeds from sale of units to public.....................    10,633,000               -               -
     Repayment of capital lease obligations....................       (30,974)       (124,333)       (319,428)
     Repayment of notes payable - other........................             -        (122,950)       (419,432)
     Repayment of note payable - related party.................    (6,500,000)              -      (1,000,000)
          Net cash provided by (used in) financing activities..     2,935,528        (247,283)     (1,738,860)
                                                               ----------------------------------------------
Net increase (decrease) in cash and cash equivalents...........       618,480      (3,917,385)      1,412,546
Cash and cash equivalents at beginning of period...............     4,739,424       5,357,904       1,440,519
Cash and cash equivalents at end of period.....................  $  5,357,904   $   1,440,519   $   2,853,065
                                                               ==============================================



   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                   1995           1996           1997
                                                             -------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
 (Continued):

Reconciliation of Net Income (Loss) to Net Cash Provided by
(used in) Operating Activities:
Net Income (loss)............................................   $ 1,059,347   $   (85,228)   $ 1,211,615
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
     Depreciation and amortization...........................       367,015        769,173     1,356,504
     Gain on sale of property and equipment..................       (17,913)       (38,170)      (24,890)
     Gain on sale of rental real estate......................             -        (11,316)            -
     Offering costs written off..............................       173,000              -             -

Changes in Assets and Liabilities, net of acquisition of
subsidiary:
     Accounts receivable.....................................    (4,026,929)   (13,095,536)      668,374
     Prepaid expenses and other..............................        17,037       (968,247)     (187,115)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts.................................    (1,647,081)    (1,005,150)   (1,032,589)
     Interest payable........................................       (78,655)       (30,516)      (34,574)
     Accounts payable........................................     2,155,191      8,644,352       (93,386)
     Accrued liabilities.....................................      (188,168)       767,429       250,422
     Billings in excess of costs and estimated earnings on
       uncompleted contracts.................................       182,574      2,654,059     3,288,087
     Interest receivable.....................................         5,302        (55,532)      (51,389)
     Income tax receivable...................................             -              -       216,870
     Income tax payable......................................       269,017       (609,315)            -
     Deferred income tax payable.............................       (59,665)       (21,635)      399,951
                                                             --------------   ------------   -----------
Net cash provided by (used in) operating activities..........   $(1,789,928)  $ (3,085,632)  $ 5,967,880
                                                             -------------------------------------------

   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Nature of the Corporation:
   Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding Company of Meadow Valley Contractors, Inc.
(MVC), Ready Mix, Inc. (RMI) and Prestressed Products Incorporated (PPI).   MVC
is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. MVC was acquired by the Company as of October 1, 1994. ( See Note 2) RMI is a producer and retailer of ready-mix concrete operating in the Las Vegas metropolitan area.
PPI manufactures and erects prestressed products, primarily in the Southern Nevada area.

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

  The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

 Restricted Cash:
  At December 31, 1996 and December 31, 1997 funds in the amount of $1,415,577 and $1,719,768 were held in trust, in lieu of retention, on some of the Company's construction contracts and will be released to the Company after the contracts are completed.

 Accounts Receivable:
  Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress.

  The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of December 31, 1996, no allowance was established for potentially uncollectible accounts receivable because, in the opinion of management, all accounts were considered fully collectible. As of December 31, 1997, $35,441 has been established for potentially uncollectible accounts receivable.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 Property and Equipment:
  Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the following estimated useful lives.

        Plant                              15 years
        Computer equipment                 5-7 years
        Equipment                          3-10 years
        Vehicles                           5 years
        Office furniture and equipment     5-7 years
        Leasehold Improvements             5 years

 Goodwill:
  Goodwill represents the excess of the costs of acquiring Meadow Valley Contractors, Inc. over the fair value of its net assets and is being amortized on the straight-line method over twenty-five (25) years. Amortization expense charged to operations for the years ended December 31, 1995, 1996 and 1997 amounted to $81,390, $80,029 and $80,029. The carrying value of goodwill will be periodically reviewed by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill is less than its carrying value.

 Tradename:
  On January 2, 1996, the Company acquired the tradename of AKR Contracting in the amount of $36,531. The tradename amortization is provided for on a straight line basis over three years. Amortization expense charged to operations in each of the years ended December 31, 1996 and 1997 was $12,177.

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

 Fair Value of Financial Instruments:
  The Financial Accounting Standards Board issued SFAS No. 107, Disclosures about Fair Value of Financial Statements, which was effective December 31, 1995. This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

  The carrying amounts of financial instruments including cash, restricted cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and other, current portion of notes receivable, current maturities of long-term debt, accounts payable, billings in excess of costs and estimated earnings on uncomplete contracts and accrued liabilities approximate fair value because of their short maturity.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 Fair Value of Financial Instruments (Continued):
  The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 1996 and 1997.

 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of:
  Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) establishes new guidelines regarding when impairment losses on Long-Lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company has adopted this accounting standard and its effects on the financial position and results of operations were immaterial.

 Stock-Based Compensation:
  Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

 Earnings per Share:
  Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") issued by the FASB is effective for financial statements with fiscal years and interim periods beginning after December 15, 1997. Early adoption is not permitted. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company adopted this accounting standard on December 15, 1997. The effect of adopting this standard was that diluted earnings per share decreased by $.01 over the calculations under APB opinion No.15. There was no effect on prior years.

 Disclosure of Information about Capital Structure:
  Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements ended December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

 Reporting Comprehensive Income:
  Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have a material effect, if any, on its financial position or results of operations.

 Disclosures about Segments of an Enterprise and Related Information:
  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect, if any, on its financial position or results of operations.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITION:

  On October 24, 1994, the Company signed a Stock Purchase Agreement to purchase all of the outstanding common stock of MVC. The acquisition was effective as of October 1, 1994. The purchase price included a $10,000,000 promissory note, bearing interest at ten percent (10%) per annum, and due ten days after the closing of the Initial Public Offering. Also included in the aforementioned Stock Purchase Agreement was a $1,500,000 stock note payable, bearing interest at six percent (6%) per annum, and due ten days after the closing of the Initial Public Offering. Payment of the stock note payable was made by the issuance of 500,000 shares of restricted common stock. Prior to the initial public offering the promissory notes were secured by all of the outstanding common stock of MVC. (See Note 12)

  The acquisition of MVC was accounted for using the purchase method of accounting under APB Opinion 16 "Business Combinations". Accordingly, the assets and liabilities were valued at their fair values for the portion of the acquisition relating to new stockholders of the Company's interest which resulted in increasing the basis of the historical book value of the net assets acquired (all goodwill) in the amount of $1,864,676. In addition, as of October 1, 1994, $799,147 was charged to stockholders' equity, representing the proportionate amount of the net purchase price in excess of the cost of the interest of certain stockholders of the Company who were also stockholders of MVC prior to the acquisition. During the year ended December 31, 1995 the Company incurred additional costs relating to the acquisition in the amount of $136,058.

3.  CONCENTRATION OF CREDIT RISK:

  The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1996 and December 31, 1997, the Company has uninsured cash, cash equivalents, and restricted cash in the amount of $5,434,509 and $8,465,267.

4.  ACCOUNTS RECEIVABLE:

  Following is a summary of receivables at December 31, 1996 and December 31, 1997.

                                         DECEMBER 31,  DECEMBER 31,
                                             1996          1997
                                       ----------------------------
Contracts in progress..................   $17,079,502   $18,169,773
Contracts in progress - retention......     7,590,488     5,605,988
Completed contracts....................       927,230        29,361
Completed contracts - retention........       436,832       138,163
Other receivables......................       827,406     2,336,629
                                       ----------------------------
                                           26,861,458    26,279,914
Less: Allowance for doubtful accounts..             -       (35,441)
                                       ----------------------------
                                          $26,861,458   $26,244,473
                                       ============================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  CONTRACTS IN PROGRESS:

  Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                   DECEMBER 31,    DECEMBER 31,
                                                        1996            1997
                                                -------------------------------
       Costs incurred on uncompleted contracts..  $ 164,191,228   $ 248,840,680
       Estimated earnings to date...............      7,179,053      12,345,608
                                                -------------------------------
                                                    171,370,281     261,186,288
       Less: billings to date...................   (171,016,806)   (263,088,311)
                                                -------------------------------
                                                  $     353,475    $ (1,902,023)
                                                ===============================

  Included in the accompanying balance sheet under the following captions:

       Costs and estimated earnings in excess
        of billings on uncompleted contracts....  $   3,726,328    $  4,758,917
       Billings in excess of costs and
        estimated earnings on uncompleted
        contracts...............................     (3,372,853)     (6,660,940)
                                                -------------------------------
                                                  $     353,475    $ (1,902,023)
                                                ===============================

6.  PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following:

                                                  DECEMBER 31,   DECEMBER 31,
                                                      1996           1997
                                                -------------------------------
       Land.....................................  $     562,901    $    788,379
       Plant....................................             -        2,106,476
       Computer equipment.......................        173,905         292,538
       Equipment................................      3,542,594       6,518,913
       Vehicles (Note 14).......................      1,824,078       2,433,510
       Office furniture and equipment...........         42,897          45,816
       Leasehold improvements...................         42,028          60,689
                                                -------------------------------
                                                      6,188,403      12,246,321
       Accumulated depreciation.................       (972,413)     (2,034,853)
                                                -------------------------------
                                                      5,215,990      10,211,468
       Construction in progress.................         62,400              -
                                                -------------------------------
                                                  $   5,278,390    $ 10,211,468
                                                ===============================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  ACCOUNTS PAYABLE:

  Accounts payable consist of the following:

                                                                         DECEMBER 31,  DECEMBER 31,
                                                                             1996          1997
                                                                       ----------------------------
            Trade......................................................   $13,456,213   $14,245,993
            Retentions.................................................     6,173,594     5,290,428
                                                                       ----------------------------
                                                                          $19,629,807   $19,536,421
                                                                       ============================

8.  ACCRUED LIABILITIES:

  Accrued liabilities consist of the following:

                                                                        DECEMBER 31,  DECEMBER 31,
                                                                            1996          1997
                                                                       ----------------------------
            Salaries and wages.........................................    $  772,265    $1,002,738
            Interest...................................................       113,717        79,143
            Taxes......................................................       225,149       315,156
            Insurance..................................................       276,525       358,948
            Legal fees.................................................       180,000            -
            Other......................................................       209,678       237,197
                                                                       ----------------------------
                                                                           $1,777,334    $1,993,182
                                                                       ============================

9.  NOTES PAYABLE - OTHER:

  Notes payable - other consist of the following
                                                                         DECEMBER 31,   DECEMBER 31,
                                                                             1996           1997
                                                                       -----------------------------
Notes payable, interest rates ranging from 6.382% to 10% with monthly payments of $79,110, due dates ranging from 12/18/99 to 1/1/03,
 collateralized by equipment...........................................    $  833,687     $3,144,590

Notes payable, interest rates ranging from 9.0% to 9.33% with monthly payments of $9,958, due dates ranging from 8/15/03 to 12/31/04,
 collateralized by land................................................       420,000        548,068
                                                                       -----------------------------
                                                                            1,253,687      3,692,658
Less: current portion..................................................      (266,220)      (818,846)
                                                                           $  987,467     $2,873,812
                                                                       =============================

  Following are maturities of long-term debt for each of the next 5 years:

                1998................   $  818,846
                1999................      880,027
                2000................      769,229
                2001................      650,770
                2002................      454,401
                Subsequent to 2002..      119,385
                                       $3,692,658
                                    =============

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  LINES OF CREDIT:

     At December 31, 1997, the Company had available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At December 31, 1997, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At December 31, 1997, the Company was in compliance with all such covenants. The lines of credit expires September 15, 1998.

11.  NOTE RECEIVABLE - OTHER:

     Note receivable - other consist of the following:

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1996           1997
                                                                     -----------------------------
8% note receivable, 84 monthly payments in the amount of $1,565 commencing July 19, 1996, balloon payment in the amount of $197,282
due June 19, 2003, collateralized by deed of trust...................      $212,457       $211,273
Less: current portion................................................        (1,855)        (2,009)
                                                                     -----------------------------
                                                                           $210,602       $209,264
                                                                     =============================

12. RELATED PARTY TRANSACTIONS:

 Note receivable - related party:
     Note receivable - related party consists of a 6% note receivable from a corporate officer, dated December 15, 1994, due June 15, 1997, collateralized by 100,000 share of the Company's common stock. During June 1997, the Company
extended the due date to June 15, 1998.   Note receivable - related party was
$257,575 at December 31, 1996 and 1997. (See Note 21)

 Equipment:
     During the year ended December 31, 1996 the Company purchased equipment used in the construction business from a related party in the amount of $299,800.

 Professional Services:
     During the year ended December 31, 1996 and 1997, a related party rendered professional services to the Company in the amounts of $26,654 and $17,528.

 Subcontractor/Supplier:
     Various related parties performed construction work for the Company as a subcontractor or provided materials and equipment used in the construction business during the years ended December 31, 1995, 1996 and 1997, in the amounts of $119,614, $81,581 and $19,352. Included in accounts payable at December 31, 1996 and 1997 are amounts due to related parties, in the amount of $5,808 and $5,495.

 Accrued Interest:
     During the years ended December 31, 1995, 1996 and 1997, the Company incurred interest expense in the amounts of $1,063,716, $438,699 and $412,842 related to notes payable to a principal stockholder. Included in accrued liabilities at December 31, 1996 and December 31, 1997 are amounts due to related parties, in the amount of $86,301 and $61,644. Included in accounts receivable at December 31, 1996 and 1997 are amounted due from a related party, in the amount of $15,455 and $15,455.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. RELATED PARTY TRANSACTIONS (CONTINUED):

    Note payable - related party:

                                                                         DECEMBER 31,   DECEMBER 31,
                                                                             1996           1997
                                                                       -----------------------------
12.5% note payable from a related party, due October 16, 2000, due in
equal installments of $1,000,000 plus accrued interest.................    $3,500,000     $2,500,000
Less: current portion..................................................      (500,000)      (500,000)
                                                                       -----------------------------
                                                                           $3,000,000     $2,000,000
                                                                       =============================

 Commitments:
     The Company leases office space in Moapa, Nevada on a month-to-month basis from a Company controlled by a principal stockholder with monthly payments of $800. The lease terms also require the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense under the lease for the year ended December 31, 1995, 1996 and 1997 amounted to $14,400, $9,600 and $9,600, respectively.

     The Company leases additional space for its prestressed concrete operations on a month-to-month basis from a Company controlled by a principal stockholder with monthly payments of $2,500. Rent expense under the lease for the years ended December 31, 1996 and 1997 amounted to $15,000 and $30,000.

13.  INCOME TAXES:

     The provisions for income taxes (benefit) consist of the following:

                                  FOR THE YEARS ENDED DECEMBER 31,
                                    1995        1996        1997
                               ------------------------------------
Current:
     Federal...................   $541,272    $       -     280,327
     State.....................     68,043            -      39,093
                               ------------------------------------
                                   609,315            -     319,420
Deferred.......................    (59,665)     (21,635)    399,951
                               ------------------------------------
                                  $549,650    $(21,635)    $719,371
                               ====================================

        The Company's deferred tax liability consists of the following, all of which is long-term in nature:

                                              DECEMBER 31,
                                           1996          1997
                                      --------------------------
Deferred tax asset:
     Net operating loss carryforward..   $ 153,167             -
     Other............................           -        13,822
Deferred tax liability:
     Depreciation.....................    (165,777)     (426,383)
                                      --------------------------
Net deferred tax liability............   $(12,610)    $(412,561)
                                      ==========================

          For the years ended December 31, 1995, 1996 and 1997, the effective tax rate differs from the federal statutory rate primarily due to state income taxes.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  COMMITMENTS:

     The Company is currently leasing office space in Phoenix, Arizona under a separate non-cancelable operating lease agreement expiring in December 2000. During August 1997, the Company amended the original lease. The amended lease agreement provides for monthly payments of $5,219 through December 31, 1999 and $5,547 from January 1, 2000 through December 31, 2000. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $14,622, $44,481 and $56,576
for the years ended December 31, 1995, 1996 and 1997.   The Company also is
currently leasing office space in Layton, Utah under a separate non-cancelable operating lease agreement providing for monthly payments of $1,050 expiring February 1998. Rent under the aforementioned operating lease was $12,600 for the year ended December 31, 1997.

     The Company has entered into employment contracts with each of its executive officers that provide for an annual salary, issuance of the Company's common stock and various other benefits and incentives. At December 31, 1996 and 1997, the total commitments, excluding benefits and incentives amount to $735,416 and $1,582,500.

     The Company is the lessee of vehicles and equipment under capital leases expiring in various years through 2002. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life. Depreciation on the assets under capital leases charged to expense in 1996 and 1997 was $114,175 and $298,283. At December 31, 1996 and 1997, property and equipment included $897,749 and $1,401,948, net of accumulated depreciation, of vehicles and equipment under capital leases.

14.  COMMITMENTS:

     Minimum future lease payments under capital leases as of December 31, 1997 for each of the next five years and in aggregate are:

        YEAR ENDED DECEMBER 31,                          AMOUNT
        ---------------------------------------------------------
        1998........................................   $  523,108
        1999........................................      478,752
        2000........................................      390,667
        2001........................................      202,963
        2002........................................       44,560
                                                    -------------
        Total minimum payments......................    1,640,050
        Less: executory costs.......................      (42,229)
                                                    -------------
        Net minimum lease payments..................    1,597,821
        Less: amount representing interest..........     (218,770)
                                                    -------------
        Present value of net minimum lease payment..   $1,379,051
                                                    =============

15. STOCKHOLDERS' EQUITY:

 Preferred Stock:
     The Company has authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. STOCKHOLDERS' EQUITY (CONTINUED):

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

     During the year ended December 31, 1995, the Company issued 500,000 share of restricted common stock in satisfaction of a $1,500,000 discounted stock note payable. The Company acquired the stock of MVC for a $10 million note payable and a 500,000 share stock note payable valued at $1,500,000 effective October 1, 1994. (See Note 2)

     During the year ended December 31, 1995, the Company exchanged certain machinery and equipment with a book value of $20,000, plus cash of $74,160, for similar equipment with a cost of $94,160, which represents the book value of equipment given up plus the cash price.

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

     During the year ended December 31, 1997, the Company financed the purchase of property, plant and equipment in the amount of $3,658,608.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SIGNIFICANT CUSTOMERS:

     For the years ended December 31, 1995, 1996 and 1997, the Company recognized a significant portion of its revenue from three Customers (shown as an approximate percentage of total revenue):

                      FOR THE YEARS ENDED DECEMBER 31,
                        1995       1996       1997
                      --------------------------------
        A............ 33.2%      23.7%      27.2%
        B............ 39.1%      41.3%      32.2%
        C............    -          -       14.4%

          At December 31, 1996 and December 31 ,1997, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

                              DECEMBER 31,
                           1996         1997
                      --------------------------
        A............ $ 3,835,166  $ 4,276,679
        B............  14,280,369   13,735,567
        C............           -    2,936,029

19.  STOCK OPTION PLAN:

     In November, 1994, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock
options.   The Company reserved 700,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100.0% after three years of continuous service. The exercise price of each option is equal to the market price of the Company's common stock on the date of grant.

     The following summarizes the stock option transactions:

                                               WEIGHTED
                                  SHARES       AVERAGE
                                           PRICE PER SHARE

                               ----------------------------
Outstanding December 31, 1995..  239,700              $6.25
     Granted...................  241,025               5.36
     Forfeited.................   (1,800)              5.36
                               ---------
Outstanding December 31, 1996..  478,925               5.87
     Granted...................   80,000               5.87
     Forfeited.................  (34,900)              5.87
                               ---------
Outstanding December 31, 1997..  524,025               5.28
                               =========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  STOCK OPTION PLAN (CONTINUED):

     Information relating to stock options at December 31, 1997 summarized by exercise price are as follows:

                                            OUTSTANDING                           EXERCISABLE
                              ------------------------------------------- -------------------------
                                                     WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                               --------------------------          ----------------
                                                                 EXERCISE
 EXERCISE PRICE PER SHARE        SHARES          LIFE (YEAR)      PRICE    SHARES   EXERCISE PRICE
---------------------------------------------------------------------------------------------------
$6.25                           217,200            10              $6.25  144,800            $6.25
$4.375 to $5.41                 226,825            10              $5.36   75,608            $5.36
$5.31                            80,000            10              $5.31        -                -
---------------------------------------------------------------------------------------------------
$4.375 to $6.25                 524,025            10              $5.28  220,408            $5.26
===================================================================================================

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the year ended December 31, 1995, 1996 and 1997. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1995, 1996 and 1997 would have been reduced to the proforma amounts presented below:

                                  1995         1996         1997
                             ---------------------------------------
Net income (loss)
     As reported.............   $1,059,347   $ (85,228)   $1,211,615
     Proforma................   $1.059,347   $(179,877)   $  989,003
Net income (loss) per share
     As reported.............   $      .65   $    (.02)   $      .34
     Proforma................   $      .65   $    (.05)   $      .26

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1995, 1996 and 1997: expected life of options of 5 years, expected volatility of 23.94%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1995, 1996 and 1997 approximated $1.31, $1.23 and $1.01.

20.  BASIC EARNINGS (LOSS) PER SHARE:

     The Company's basic net income (loss) per share at December 31, 1996 and 1997 was computed by dividing net income for the period by 3,601,250, the basic weighted average number of common shares outstanding during the period.

     Options to purchase 444,025 at a range of $4,375 to $6.25 per share were outstanding during 1996, but were not included in the computation of diluted net loss per common share because the options' exercise price was greater than the average market price of the common share.

     The Company's diluted net income per common share at December 31, 1997 includes 50,110 common shares that would be issued exercise of outstanding stock options. Options to purchase 217,200 at $6.25 per share were outstanding during 1997, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common share.

21.  OTHER INFORMATIVE DISCLOSURES:

     During the years ended December 31, 1996 and 1997, the Company incurred substantial costs related to its prestressed products subsidiary, which was formed November 12, 1996. The following is a summary of that subsidiary's 1996 and 1997 results of operations:

                          1996         1997
                      ------------------------
Gross loss............  $      -   $ (427,028)
Loss from operations..   (76,453)   (1,304,472)

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


22.  SUBSEQUENT EVENTS:

     During January 1998, the Company purchased equipment used in the construction business from a related party in the amount of $295,000.

     During January 1998, the note receivable-related party and related interest receivable was repaid to the Company in the amount of $273,368. (See Note 12)