Form 10-Q
period 1998-03-31
MEADOW VALLEY CORP
filed 1998-05-07
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended         March 31, 1998
                              -------------------------------

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

                                                Yes    X          No
                                                    -------          _______

Number of shares outstanding of the issuer's common stock:


                 Class                     Outstanding at April 30, 1998
                 -----                     -----------------------------

     Common Stock, $.001 par value                 3,601,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998



PART I. FINANCIAL INFORMATION                                            Page
                                                                        Number
                                                                        ------
Item 1. Financial Statements

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 1998 and
           March 31, 1997                                                  3

           Condensed Consolidated Balance Sheets -
           As of March 31, 1998 and December 31, 1997                      4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and
           March 31, 1997                                                  5-6

           Notes to Condensed Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              8-10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   10

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ---------------------------
                                                          1998           1997
                                                      ------------   ------------
                                                      (UNAUDITED)      (UNAUDITED)

Revenues............................................   $39,510,832    $28,315,105

Cost of revenues....................................    37,423,427     26,895,622
                                                      ------------   ------------
Gross profit........................................     2,087,405      1,419,483
General and administrative expenses.................     1,653,005      1,218,312
                                                      ------------   ------------
Income from operations..............................       434,400        201,171
                                                      ------------   ------------
Other income (expense):
Interest income.....................................       116,982        169,438
Interest expense....................................      (141,484)      (152,192)
Other income........................................        30,912          6,611
                                                      ------------   ------------
                                                             6,410         23,857
                                                      ------------   ------------
Income before income taxes..........................       440,810        225,028
Income taxes........................................       176,000         92,300
                                                      ------------   ------------
Net income..........................................   $   264,810    $   132,728
                                                      ============   ============
Basic net income per common share...................   $       .07    $       .04
                                                      ============   ============
Diluted net income per common share.................  $        .07    $       .04
                                                      ============   ============
Basic weighted average common shares outstanding....     3,601,250      3,601,250
                                                      ============   ============
Diluted weighted average common shares outstanding..     3,655,782      3,606,547
                                                      ============   ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                      1998          1997 *
                                                                                  -----------    -----------
Assets:                                                                            (UNAUDITED)
Current Assets:
  Cash and cash equivalents....................................................   $ 2,395,556    $ 2,853,065
  Restricted cash..............................................................     1,919,657      1,719,768
  Accounts receivable, net.....................................................    27,394,377     26,244,473
  Prepaid expenses and other...................................................     1,236,616        925,923
  Note receivable - related party..............................................             -        257,575
  Note receivable - other......................................................         2,049          2,009
  Costs and estimated earnings in excess of billings on uncompleted
    contracts..................................................................     5,305,766      4,758,917
                                                                                  -----------    -----------
      Total Current Assets.....................................................    38,254,021     36,761,730

Property and equipment, net....................................................    10,623,072     10,211,468
Refundable deposits............................................................       171,983        127,737
Note receivable - other........................................................       209,224        209,264
Goodwill, net..................................................................     1,720,814      1,740,821
Tradename, net.................................................................         9,133         12,177
                                                                                  -----------    -----------
      Total Assets.............................................................   $50,988,247    $49,063,197
                                                                                  ===========    ===========
Liabilities and Stockholders' Equity:
Current Liabilities:
  Note payable - related party.................................................   $   500,000    $   500,000
  Notes payable - other........................................................       790,760        818,846
  Obligations under capital leases.............................................       439,649        405,204
  Accounts payable.............................................................    20,640,652     19,536,421
  Accrued liabilities..........................................................     1,561,436      1,993,182
  Billings in excess of costs and estimated earnings on uncompleted
    contracts..................................................................     7,784,585      6,660,940
                                                                                  -----------    -----------
      Total Current Liabilities................................................    31,717,082     29,914,593

Deferred income taxes..........................................................       412,561        412,561
Obligations under capital leases...............................................     1,022,048        973,847
Note payable - related party...................................................     2,000,000      2,000,000
Notes payable - other..........................................................     2,683,362      2,873,812
                                                                                  -----------    -----------
      Total Liabilities........................................................    37,835,053     36,174,813
                                                                                  -----------    -----------
Stockholders' Equity:
  Preferred stock - $.001 par value; 1,000,000 shares authorized, none
    issued and outstanding.....................................................             -              -
  Common stock - $.001 par value; 15,000,000 shares authorized,
    3,601,250 issued and outstanding...........................................         3,601          3,601
  Additional paid-in capital...................................................    10,943,569     10,943,569
  Capital adjustments..........................................................      (799,147)      (799,147)
  Retained earnings............................................................     3,005,171      2,740,361
                                                                                  -----------    -----------
      Total Stockholders' Equity...............................................    13,153,194     12,888,384
                                                                                  -----------    -----------
      Total Liabilities and Stockholders' Equity...............................   $50,988,247    $49,063,197
                                                                                  ===========    ===========

*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            1998           1997
                                                        ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents:        (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Cash received from customers.....................     $ 38,875,113   $ 34,901,987
  Cash paid to suppliers and employees.............      (38,222,993)   (32,542,926)
  Interest received................................          196,109        182,033
  Interest paid....................................          (81,928)      (158,032)
  Income taxes paid................................         (301,940)            -
                                                        ------------   ------------
    Net cash provided by operating activities...             464,361      2,383,062
                                                        ------------   ------------
Cash flows from investing activities:
  Decrease (increase) in restricted cash...........         (199,889)       259,271
  Collection of notes receivable - other...........                -            450
  Collection of note receivable - related party....          257,575              -
  Proceeds from sale of property and equipment.....           69,485         27,938
  Purchase of property and equipment...............         (629,878)   (1,440,099)
                                                        ------------   ------------
    Net cash (used in) investing activities.....            (502,707)    (1,152,440)
                                                        ------------   ------------
Cash flows from financing activities:
  Repayment of notes payable - other...............         (114,077)       (70,930)
  Repayment of capital lease obligations...........         (305,086)       (67,772)
                                                        ------------   ------------
    Net cash (used in) financing activities.....            (419,163)      (138,702)
                                                        ------------   ------------
Net increase (decrease) in cash and cash equivalents..      (457,509)     1,091,920
Cash and cash equivalents at beginning of period......     2,853,065      1,440,519
                                                        ------------   ------------
Cash and cash equivalents at end of period............  $  2,395,556   $  2,532,439
                                                        ============   ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -------------------------
                                                                   1998          1997
                                                               -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents               (UNAUDITED)   (UNAUDITED)
(Continued):
Reconciliation of Net Income to Net Cash Provided by
Operating Activities:
Net Income...................................................  $   264,810   $   132,728
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization...........................      469,614       253,691
     Gain on sale of property and equipment..................      (14,396)       (4,800)

Changes in Assets and Liabilities:
     Accounts receivable.....................................   (1,229,031)    6,629,580
     Prepaid expenses and other..............................     (184,754)     (378,186)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts.................................     (546,849)      332,986
     Refundable deposits.....................................      (44,350)      (12,870)
     Interest payable........................................       59,556        (5,840)
     Accounts payable........................................    1,104,231    (4,305,097)
     Accrued liabilities.....................................     (491,302)       13,470
     Billings in excess of costs and estimated earnings on
       uncompleted contracts.................................    1,123,645      (377,495)
     Interest receivable.....................................       79,127        12,595
     Income tax receivable...................................     (125,940)       92,300
                                                               -----------   -----------
          Net cash provided by operating activities..........  $   464,361   $ 2,383,062
                                                               ===========   ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Corporation:

     Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (MVC), Ready Mix, Inc. (RMI) and Prestressed Products
     Incorporated (PPI).    MVC is a general contractor, primarily engaged in
     the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. MVC was acquired by the Company as of
     October 1, 1994.   RMI is a producer and retailer of ready-mix concrete
     operating in the Las Vegas metropolitan area. PPI manufactures and erects precast and prestressed products primarily in the Southern Nevada area.

2.   Presentation of Interim Information:

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of operating results for the entire year.

3.   Notes Payable- other:

     Summary of first quarter additions to Notes payable - other and their balances at March 31, 1998:

     7.41% note payable, with monthly payments of $2,084, due 12/01/01 collateralized by equipment........................................ $79,330

     Less: current maturities included in current liabilities...........  19,406
                                                                         -------
                                                                         $59,924
                                                                         =======

     Following are maturities of the above long-term debt for each of the next 4 years:

          1999................................. $    19,406
          2000.................................      21,004
          2001.................................      22,734
          2002.................................      16,186
                                                -----------
                                                $    79,330
                                                ===========

4.   Subsequent Events:

     During April 1998, the Company financed the purchase of construction equipment in the amount of $256,320. The loan has a 7.33% interest rate with monthly payments of $5,115, due 4/24/03.

     During April 1998, the Company financed the purchase of an asphalt plant in the amount of $1,091,685. The loan has a 7.36% interest rate with monthly payments of $16,669, due 4/24/05.

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


RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31, 1998 and 1997, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                              Three months Ended
                                                    March 31,
                                              ------------------
                                               1998        1997
                                              ------      ------
        Revenue.............................  100.0%      100.0%
        Gross profit........................    5.3         5.0
        General and administrative expense..    4.2         4.3
        Interest income.....................     .3          .6
        Interest expense....................     .4          .5
        Income before income taxes..........    1.1          .8
        Net income after income taxes.......     .7          .5

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Revenue and Backlog. Revenue for the three months ended March 31, 1998 ("interim 1998") was $39.5 million compared to $28.3 million for the three months ended March 31, 1997 ("interim 1997"). The increase in revenue was the result of an increase in contract revenue of $6.5 million and a $4.7 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 107% to approximately $221 million at March 31, 1998, from approximately $107 million at March 31, 1997. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin increased from 5.0% for interim 1997 to 5.3% for interim 1998. The increase results primarily from an increase in MVCI and RMI combined gross profit margins from 5.2% in interim 1997 to 6.2% in interim 1998, or an increase of 19%, offset by a gross loss of 16% related to the precast operations of PPI. The precast operations gross loss was the result of an increase in fixed production costs, as a percentage of revenue, and field erection and finishing cost overruns.

     General and Administrative. General and administrative expenses increased from $1,218,312 for interim 1997 to $1,653,005 for interim 1998. The increase results, in part, from costs associated with expansion into the white paving market, amounting to approximately $110,000, $286,000 in corporate labor and approximately $43,000 related to investor relations.

     Interest Income and Expense. Interest income for interim 1998 decreased to $116,982 from $169,438 for interim 1997 due to a decrease in cash reserves resulting primarily from the expansion in the production and manufacturing of construction materials and the purchase of equipment. Interest expense decreased for interim 1998 to $141,484 from $152,192 for interim 1997 due to a fourth quarter $1,000,000 reduction in related party debt.

     Net Income After Income Taxes. Net income after income taxes was $264,810 for interim 1998 as compared to $132,728 for interim 1997. The increase, offset somewhat by increased general and administrative expenses discussed above, resulted from higher interim 1998 gross profit margins.


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

     The following table sets forth for the three months ended March 31, 1998 and 1997, certain items from the condensed consolidated statements of cash flows.

                                           Three months ended March 31,
                                           ----------------------------
                                              1998              1997
                                           ----------       -----------
Cash Provided by Operating Activities..    $ 464,361        $ 2,383,062
Cash Used in Investing Activities......     (502,707)        (1,152,440)
Cash Used in Financing Activities......     (419,163)          (138,702)

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

     Cash provided by operating activities during interim 1998 amounted to $464,361, primarily the result of net income of $265,000, depreciation and amortization of $470,000, net billings in excess of costs of $577,000 and a net increase in accounts payable and accrued liabilities of $613,000, offset by increase in accounts receivable of $1,229,000 and income taxes paid of $302,000.

     Cash provided by operating activities during interim 1997 was $2,383,000, resulting primarily from a decrease in accounts receivable of $6,692,000, depreciation and amortization of $254,000 and net income of $133,00, offset by a net decrease in accounts payable and accrued liabilities of $4,292,000 and an increase in prepaid expenses and other of $378,000.

     Cash used in investing activities during interim 1998 included the purchase of property and equipment of $630,000, an increase in restricted cash of $200,000, offset by the collection of a related party note receivable of $258,000 and $69,000 proceeds from the sale of property and equipment.

     Cash used in investing activities during interim 1997 included the purchase of property and equipment of $1,440,000, offset by a decrease in restricted cash of $259,000.

     Cash used in financing activities during interim 1998 and 1997 included the repayment of notes payable and capital lease obligations in the amounts of $419,000 and $139,000, respectively.

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus
 .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At March 31, 1998, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At March 31, 1998, the Company was in full compliance with all such covenants and there are no material covenants or restrictions in the lines of credit which the Company believes would impair its operations. The lines of credit expire September 15, 1998.

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



                         PART II.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MEADOW VALLEY CORPORATION
                                                   (Registrant)



                                         By ____________________________________
                                            Gary W. Burnell
                                            Chief Financial Officer


                                         By ____________________________________
                                            Julie L. Bergo
                                            Principal Accounting Officer