Form 10-Q
period 1998-06-30
MEADOW VALLEY CORP
filed 1998-08-12
CIK 934749

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          June 30, 1998
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

                                  Yes    X          No
                                       _______         _______

Number of shares outstanding of the issuer's common stock:


          Class                     Outstanding at July 30, 1998
          -----                     ----------------------------

Common Stock, $.001 par value               3,601,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

PART  I.  FINANCIAL INFORMATION                                                                Page
                                                                                              Number
                                                                                              ------
Item 1.   Financial Statements

             Condensed Consolidated Statements of Operations -
             Six Months Ended June 30, 1998 and
             June 30, 1997                                                                     3

             Condensed Consolidated Statements of Operations -
             Three Months Ended June 30, 1998 and
             June 30, 1997                                                                     4

             Condensed Consolidated Balance Sheets -
             As of June 30, 1998 and December 31, 1997                                         5

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1998 and
             June 30, 1997                                                                     6-7

             Notes to Condensed Consolidated Financial Statements                              8-10

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               11-14


PART  II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                     14

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                          -----------------------------
                                                                                1998           1997
                                                                          -------------  --------------
                                                                            (UNAUDITED)     (UNAUDITED)

Revenues..................................................................$   84,108,138  $  60,691,855

Cost of revenues..........................................................    79,667,633     57,368,520
                                                                          --------------  -------------
Gross profit..............................................................     4,440,505      3,323,335
General and administrative expenses.......................................     2,920,476      2,203,786
                                                                          --------------  -------------
Income from operations....................................................     1,520,029      1,119,549
                                                                          --------------  -------------
Other income (expense):
Interest income...........................................................       385,949        257,560
Interest expense..........................................................      (245,113)      (301,014)
Other income..............................................................        41,231         15,676
                                                                          --------------  -------------
                                                                                 182,067        (27,778)
                                                                          --------------  -------------
Income from continuing operations before income taxes.....................     1,702,096      1,091,771
Income taxes..............................................................       681,000        436,813
                                                                          --------------  -------------
Net income from continuing operations.....................................     1,021,096        654,958
Discontinued operations:
     Loss from operations of Prestressed Products subsidiary, net
      of income tax benefit of $423,497 and $108,813......................      (635,246)      (163,219)
     Estimated loss on disposal of net assets of Prestressed
      Products subsidiary (net of income tax benefit of
      $1,300,000), including $1,350,000 for operating losses
      during phase-out period.............................................    (1,950,000)          -
                                                                          --------------  -------------

Net income (loss).........................................................$   (1,564,150) $     491,739
                                                                          ==============  =============
Basic net income (loss) per common share:
     Income from continuing operations....................................$          .28  $         .18
     Loss from operations of Prestressed Products subsidiary..............          (.18)          (.04)
     Estimated loss on disposal of net assets of Prestressed
        Products subsidiary...............................................          (.54)          -
                                                                          --------------  -------------
Basic net income (loss) per common share..................................$         (.44) $         .14
                                                                          ==============  =============
Diluted net income (loss) per common share:
     Income from continuing operations....................................$          .28  $         .18
     Loss from operations of Prestressed Products subsidiary..............          (.17)          (.04)
     Estimated loss on disposal of net assets of Prestressed
        Products subsidiary...............................................          (.53)         -
                                                                          --------------  -------------
Diluted net income (loss) per common share................................$         (.42) $         .14
                                                                          ==============  =============
Basic weighted average common shares outstanding..........................     3,601,250      3,601,250
                                                                          ==============  =============
Diluted weighted average common shares outstanding........................     3,672,932      3,604,845
                                                                          ==============  =============

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                         ------------------------------
                                                                               1998           1997
                                                                          -------------  --------------
                                                                            (UNAUDITED)     (UNAUDITED)

Revenues..................................................................$   46,250,624  $  32,389,582
Cost of revenues..........................................................    44,161,647     30,484,958
                                                                          --------------  -------------
Gross profit..............................................................     2,088,977      1,904,624
General and administrative expenses.......................................     1,371,128      1,099,127
                                                                          --------------  -------------
Income from operations....................................................       717,849        805,497
                                                                          --------------  -------------
Other income (expense):
Interest income...........................................................       268,967         88,122
Interest expense..........................................................      (103,629)      (148,822)
Other income..............................................................        10,319          9,065
                                                                          --------------  -------------
                                                                                 175,657        (51,635)
                                                                          --------------  -------------
Income from continuing operations before income taxes.....................       893,506        753,862
Income taxes..............................................................       357,564        298,270
                                                                          --------------  -------------
Net income from continuing operations.....................................       535,942        455,592
Discontinued operations:
     Loss from operations of Prestressed Products subsidiary, net
      of income tax benefit of $276,601 and $64,387.......................      (414,902)       (96,581)
     Estimated loss on disposal of net assets of Prestressed
      Products subsidiary (net of income tax benefit of
        $1,300,000), including $1,350,000 for operating losses
        during phase-out period...........................................    (1,950,000)          -
                                                                          --------------  -------------
Net income (loss).........................................................$   (1,828,960) $     359,011
                                                                          ==============  =============
Basic net income (loss) per common share:
     Income from continuing operations....................................$          .15  $         .13
     Loss from operations of Prestressed Products subsidiary..............          (.12)          (.03)
     Estimated loss on disposal of net assets of Prestressed
        Products subsidiary...............................................          (.54)          -
                                                                          --------------  -------------
Basic net income (loss) per common share..................................$         (.51) $         .10
                                                                          ==============  =============
Diluted net income (loss) per common share:
     Income from continuing operations....................................           .15            .13
     Loss from operations of Prestressed Products subsidiary..............          (.11)          (.03)
     Estimated loss on disposal of net assets of Prestressed
        Products subsidiary...............................................          (.53)          -
                                                                          --------------  -------------
Diluted net income (loss) per common share................................          (.49)           .10
                                                                          ==============  =============
Basic weighted average common shares outstanding..........................     3,601,250      3,601,250
                                                                          ==============  =============
Diluted weighted average common shares outstanding........................     3,685,214      3,610,263
                                                                          ==============  =============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      1998          1997 *
                                                                                 --------------  --------------
Assets:                                                                             (UNAUDITED)
Current Assets:
     Cash and cash equivalents.................................................. $   7,136,940  $   2,815,164
     Restricted cash............................................................     2,325,080      1,719,768
     Accounts receivable, net...................................................    24,807,040     24,142,358
     Prepaid expenses and other.................................................     1,269,847        891,359
     Note receivable - related party............................................         -            257,575
     Note receivable - other....................................................         1,933          2,009
     Costs and estimated earnings in excess of billings on uncompleted
        contracts...............................................................     1,497,932      3,913,475
                                                                                 -------------  -------------
               Total Current Assets.............................................    37,038,772     33,741,708
Property and equipment, net.....................................................    11,161,113      9,026,751
Refundable deposits.............................................................       191,983        127,736
Note receivable - other.........................................................       207,556        209,264
Goodwill, net...................................................................     1,700,806      1,740,821
Tradename, net..................................................................         6,088         12,177
Investment in and advances to Prestressed Products Incorporated.................     4,595,514      3,037,954
                                                                                 -------------  -------------
                Total Assets.................................................... $  54,901,832  $  47,896,411
                                                                                 =============  =============
Liabilities and Stockholders' Equity:
Current Liabilities:
     Note payable - related party............................................... $           -  $     500,000
     Notes payable - other......................................................       936,787        818,846
     Obligations under capital leases...........................................       471,425        405,204
     Accounts payable...........................................................    17,656,690     18,371,357
     Accrued liabilities........................................................     1,715,685      1,842,860
     Billings in excess of costs and estimated earnings on uncompleted
       contracts................................................................    12,781,225      6,650,891
     Net liabilities and reserves of discontinued operations....................     2,743,895        158,649
                                                                                 -------------  -------------
                Total Current Liabilities.......................................    36,305,707     28,747,807
Deferred income taxes...........................................................       412,561        412,561
Obligations under capital leases................................................       923,760        973,847
Note payable - related party....................................................     2,000,000      2,000,000
Notes payable - other...........................................................     3,935,570      2,873,812
                                                                                 -------------  -------------
               Total Liabilities................................................    43,577,598     35,008,027
                                                                                 -------------  -------------

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none
      issued and outstanding....................................................         -              -
     Common stock - $.001 par value; 15,000,000 shares authorized,
      3,601,250 issued and outstanding..........................................         3,601          3,601
     Additional paid-in capital.................................................    10,943,569     10,943,569
     Capital adjustments........................................................      (799,147)      (799,147)
     Retained earnings..........................................................     1,176,211      2,740,361
                                                                                 -------------  -------------
               Total Stockholders' Equity.......................................    11,324,234     12,888,384
                                                                                 -------------  -------------
               Total Liabilities and Stockholders' Equity....................... $  54,901,832  $  47,896,411
                                                                                 =============  =============

*Derived from audited financial statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                         -----------------------------
                                                              1998           1997
                                                         -------------  --------------
Increase (Decrease) in Cash and Cash Equivalents:          (UNAUDITED)    (UNAUDITED)

Cash flows from operating activities:
     Cash received from customers........................$   91,957,100   $ 67,221,995
     Cash paid to suppliers and employees................   (83,097,347)   (65,268,823)
     Interest received...................................       438,662        330,231
     Interest paid.......................................       (83,656)      (111,478)
     Income taxes paid...................................      (745,135)      (108,813)
                                                         --------------  -------------
        Net cash provided by operating activities......       8,469,624      2,063,112
                                                         --------------  -------------
Cash flows from investing activities:
     (Increase) decrease in restricted cash..............      (605,312)       404,130
     Collection of note receivable - other...............         1,784            719
     Proceeds from sale of property and equipment........       102,631         86,755
     Purchase of property and equipment..................    (1,066,438)    (2,269,963)
     Collection of note receivable-related party.........       257,575           -
     Investment in and advances to Prestressed Products
        Incorporated.....................................    (1,557,560)      (748,426)
                                                         --------------  -------------
          Net cash used in investing activities..........    (2,867,320)    (2,526,785)
                                                         --------------  -------------
Cash flows from financing activities:
     Repayment of notes payable - other..................      (517,898)      (176,860)
     Repayment of capital lease obligations..............      (262,630)      (139,840)
     Repayment of note payable-related party.............      (500,000)          -
                                                         --------------  -------------
          Net cash used in financing activities..........    (1,280,528)      (316,700)
                                                         --------------  -------------
Net increase (decrease) in cash and cash equivalents.....     4,321,776       (780,373)
Cash and cash equivalents at beginning of period.........     2,815,164      1,440,519
                                                         --------------  -------------
Cash and cash equivalents at end of period...............$    7,136,940  $     660,146
                                                         ==============  =============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                               ----------------------------
                                                                    1998           1997
                                                               -------------   ------------
Increase (Decrease) in Cash and Cash Equivalents                  (UNAUDITED)   (UNAUDITED)
(Continued):

Reconciliation of Net Income to Net Cash Provided by
Operating Activities:
Net income (loss).............................................   $ (1,564,150)   $   491,739
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization.............................       872,867        560,304
     Gain on sale of property and equipment....................       (20,751)       (13,864)
Changes in Assets and Liabilities:
     Accounts receivable.......................................      (717,395)     4,234,180
     Prepaid expenses and other................................      (314,353)      (315,801)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts...................................     2,415,543      1,050,124
     Refundable deposits.......................................       (64,453)       (14,848)
     Interest payable..........................................       161,457        189,536
     Accounts payable..........................................      (714,667)    (5,770,910)
     Accrued liabilities.......................................      (288,632)      (155,261)
     Billings in excess of costs and estimated earnings on
       uncompleted contracts...................................     6,130,334      1,244,023
     Interest receivable.......................................        52,713         72,671
     Income tax receivable.....................................       (64,135)       328,000
     Net liabilities and reserves of discontinued operations...     2,585,246        163,219
                                                                 ------------    -----------
          Net cash provided by operating activities............  $  8,469,624    $ 2,063,112
                                                                 ============    ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Corporation:

     Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (MVC) and Ready Mix, Inc. (RMI). MVC is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. MVC was
     acquired by the Company as of October 1, 1994.   RMI is a producer and
     retailer of ready-mix concrete operating in the Las Vegas metropolitan area. Formed by the Company, RMI commenced operations in 1997.

2.   Presentation of Interim Information:

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months and the six months ended June 30, 1998 are not necessarily indicative of operating results for the entire year.

3.   Notes Payable-other:

     Summary of second quarter additions to Notes payable-other and their balances at June 30, 1998:

     7.33% note payable, with monthly payments of $5,115, due 4/24/03,
     collateralized by equipment.........................................  $   249,199
     7.36% note payable, with monthly payments of $16,669, due 4/24/05,
     collateralized by equipment.........................................    1,071,676
     7.34% note payable, with monthly payments of $6,979, due 7/01/03,
     collateralized by equipment.........................................      349,592
                                                                           -----------
                                                                             1,670,467

     Less: current maturities included in current liabilities............      161,436
                                                                           -----------
                                                                            $1,509,031
                                                                           ===========

     Following are maturities of the above long-term debt for each of the next 5 years:

     1999................................................................      161,436
     2000................................................................      240,513
     2001................................................................      258,795
     2002................................................................      278,468
     Subsequent to 2002..................................................      569,819
                                                                           -----------
                                                                           $ 1,509,031
                                                                           ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   Commitments:

     During the quarter ended June 30, 1998 the Company purchased construction vehicles and equipment under capital leases expiring in the year 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their related lease terms.

     Minimum future lease payments under the above mentioned capital leases as of June 30, 1998 for each of the next five years and in aggregate are:

        Year Ended June 30, 1998                         Amount
        ---------------------------------------------  ---------
        1999.........................................   $ 73,090
        2000.........................................     74,647
        2001.........................................     75,073
        2002.........................................     75,536
        2003.........................................      5,000
                                                       ---------
        Total minimum lease payments.................    303,346
        Less: Executory costs........................     (9,441)
                                                       ---------
        Net minimum lease payments...................    293,905
        Less: Amount representing interest...........    (47,228)
                                                       ---------
        Present value of net minimum lease payments..   $246,677
                                                       =========


5.   New Accounting Standard:

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities should be expensed as incurred. SOP 98-5 is effective for years beginning after December 15, 1998 and earlier application is permitted and encouraged. The Company does not expect adoption of SOP 98-5 to have a material effect, if any, on its financial position or results of operations.

6.   Discontinued Operations:

     In June 1998, the Company initiated a plan to dispose of Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying statements of operations. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for Prestressed Products Incorporated, which included a provision of $1,350,000 for estimated operating losses during the phase-out period.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   Discontinued Operations (continued):

     The accompanying condensed consolidated balance sheets as of June 30, 1998 and December 31, 1997 has been restated to reflect the net liabilities and the estimated loss as a single amount as follows:

                                                      JUNE 30,     DECEMBER 31,
                                                        1998          1997
                                                   -------------  -------------
     Current assets..............................   $  3,322,038   $  3,020,023
     Non-current assets..........................      1,218,748      1,184,717
     Liabilities.................................     (5,334,681)    (4,363,389)
                                                   -------------   ------------
        Net liabilities..........................       (793,895)      (158,649)
     Estimated loss on disposition...............     (1,950,000)             -
                                                   -------------   ------------
     Net liabilities of discontinued operations..   $ (2,743,895)  $   (158,649)
                                                   =============   ============

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

     During June 1998, the Company initiated a plan to dispose of Prestressed Products Incorporated. The Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000) relating to the estimated disposal cost of the Prestressed Products business, which is expected to be completed during the first quarter of 1999.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities should be expense as incurred. SOP 98-5 is effective for years beginning after December 15, 1998 and earlier application is permitted and encouraged. The Company does not expect adoption of SOP 98-5 to have a material effect, if any, on its financial position or results of operations.

RESULTS OF OPERATIONS
     The following table sets forth, for the six months and the three months ended June, 1998 and 1997, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                                 Six months Ended    Three months ended
                                                     June 30,             June 30,
                                                 ----------------    ------------------
                                                  1998      1997       1998      1997
                                                 -------  -------    --------  --------
Revenue..........................................  100.0%  100.0%    100.0%    100.0%
Gross profit.....................................    5.3     5.5       4.5       5.9
General and administrative expense...............    3.5     3.6       3.0       3.4
Interest income..................................     .5      .4        .6        .3
Interest expense.................................     .3      .5        .2        .5
Income from continuing operations before
 income taxes....................................    2.0     1.8       1.9       2.3
Income taxes.....................................     .8      .7        .8        .9
Net income from continuing operations............    1.2     1.1       1.1       1.4
Discontinued operations:
Loss from operations of Prestressed Products
 subsidiary......................................     .8      .3        .9        .3
Estimated loss on disposal of net assets of
   Prestressed Products subsidiary, including
    operating losses during phase-out period.....    2.3       -       4.2         -
Net income (loss)................................   (1.9)     .8      (4.0)      1.1

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Revenue and Backlog. Revenue for the six months ended June 30, 1998 ("interim 1998") was $84.1 million compared to $60.7 million for the six months ended June 30, 1997 ("interim 1997"). The increase in revenue was the result of an increase in contract revenue of $19.6 million and a $3.8 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 23% to approximately $210 million at June 30, 1998, from approximately $171 million at June 30, 1997. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 5.5% for interim 1997 to 5.3% for interim 1998. The decrease in MVC's gross profit margin was the result of (i) cost overruns on certain projects (ii) subcontractor difficulties and (iii) costs related to plan or specification errors. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $2,203,786 for interim 1997 to $2,920,476 for interim 1998. The increase results, in part, from costs associated with expansion in the white paving market, amounting to approximately $208,000, $400,000 in corporate labor, $76,000 in legal cost and approximately $23,000 in costs related to the administration of the Company's employee benefit plans.

     Interest Income and Expense. Interest income for interim 1998 increased to $385,949 from $257,560 for interim 1997 due to an increase in cash reserves resulting primarily from billings in excess of costs and estimated earnings on uncompleted contracts. Interest expense decreased for interim 1998 to $245,113 from $301,014 for interim 1997 due to a $1,500,000 reduction in related party debt.

     Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after income taxes was $1,021,096 for interim 1998 as compared to $654,958 for interim 1997. The increase resulted from higher revenues offset by increased general and administrative expenses and decreased gross profit margins, as well as higher interest income and lower interest expense.

     Discontinued Operations. In June 1998, the Company decided to dispose of its wholly-owned subsidiary, Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. The disposal of the Prestressed Products business is expected to be completed during the first quarter 1999.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenue and Backlog. Revenue for the three months ended June 30, 1998 ("interim 1998") was $46.2 million compared to $32.4 million for the three months ended June 30, 1997 ("interim 1997"). The increase in revenue was the result of a $13.1 million increase in contract revenue and a $.7 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 23% to approximately $210 million at June 30, 1998 from approximately $171 million at June 30, 1997. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 5.9% for interim 1997 to 4.5% for interim 1998. The decrease in MVC's gross profit margin was the result of (i) cost overruns on certain projects (ii) subcontractor difficulties and (iii) costs related to plan or specification errors. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $1,099,127 for interim 1997 to $1,371,128 for interim 1998. The increase results, in part, from costs associated with expansion in the white paving market, amounting to $98,000, $73,000 in corporate labor, $48,000 in legal costs and a variety of costs including costs in excess of $26,000 related to the Company's safety plan.

     Interest Income and Expense. Interest income for interim 1998 increased to $268,967 from $88,122 for interim 1997 due to an increase in cash reserves resulting primarily from billings in excess of costs and estimated earnings on uncompleted contracts. Interest expense decreased for interim 1998 to $103,629 from $148,822 for interim 1997 due to a $1,500,000 reduction in related party debt.

     Net Income from Continuing Operations After Income Taxes. Net income after income taxes was $535,942 for interim 1998 as compared to $455,592 for interim 1997. The increase resulted from higher revenues offset by increased general and administrative expenses and decreased gross profit margins, as well as higher interest income and lower interest expense.

     Discontinued Operations. In June 1998, the Company decided to dispose of its wholly-owned subsidiary, Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. The disposal of the Prestressed Products business is expected to be completed during the first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's primary need for capital has been to finance expansion and
capital expenditures.   Historically, the Company's primary source of cash has
been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and address fluctuations in the work-in-process billing cycle.

     The following table sets forth for the six months ended June 30, 1998 and 1997, certain items from the condensed consolidated statements of cash flows.

                                                    Six months ended
                                                        June 30,
                                             ---------------------------
                                                   1998          1997
                                             -------------  ------------
Cash Flows Provided by Operating Activities    $ 8,469,624   $ 2,063,112
Cash Flows (Used in) Investing Activities       (2,867,320)   (2,526,785)
Cash Flows (Used in) Financing Activities       (1,280,528)     (316,700)

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

     Cash provided by operating activities during interim 1998 amounted to $8,469,624, primarily the result of an increase in net billings in excess of costs of $8,546,000, an increase in net liabilities and reserves of discontinued operations of $2,585,000, an increase in interest payable of $161,000, depreciation and amortization of $873,000 offset, in part, by an increase in accounts receivable of $717,000, a decrease in accounts payable and accrued liabilities of $1,003,000, an increase in prepaid expenses of $314,000, an increase in income tax receivable of $64,000 and a net loss of $1,564,000.

     Cash provided by operating activities during interim 1997 amounted to $2,063,112, primarily the result of net income of $492,000, net billings in excess of costs of $2,294,000, an increase in net liabilities and reserves of discontinued operations of $163,000, a decrease in accounts receivable of $4,234,000, a decrease in income tax receivable of $328,000 and depreciation and amortization of $560,000 offset, in part, by a decrease in accounts payable and accrued liabilities of $5,926,000.

     Cash used in investing activities during interim 1998 included the purchase of property and equipment of $1,066,000, an increase in restricted cash of $605,000 and an increase in investment in and advances to a related entity of $1,558,000, offset by the collection of a related party note receivable of $258,000 and $103,000 proceeds from the sale of property and equipment.

     Cash used in investing activities during interim 1997 included the purchase of property and equipment of $2,270,000 and an increase in investment in and advances to a related entity of $748,000, offset by a decrease in restricted cash of $404,000 and $87,000 in proceeds from the sale of property and equipment.

     Cash used in financing activities during interim 1998 included the repayment of notes payable and capital lease obligations in the amount of $781,000 and the repayment of a related party note payable of $500,000. Cash used during interim 1997 included the repayment of notes payable and capital lease obligations in the amount of $317,000.

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus
 .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At June 30, 1998, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all of its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At June 30, 1998, the Company was in full compliance with all such covenants and there are no material covenants or restriction in the lines of credit which the Company believes would impair its operations. The lines of credit expire September 15, 1998.

     The Company is currently leasing approximately 40 ready-mix trucks with estimated annual lease payments of $800,000. The Company anticipates that a substantial portion of the costs associated with a planned second ready mix plant and related equipment will be financed through bank financing and operating leases.

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



                          PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MEADOW VALLEY CORPORATION
                                                   (Registrant)



                                         By  /s/ Gary W. Burnell
                                             -----------------------------------
                                             Gary W. Burnell
                                             Chief Financial Officer


                                         By  /s/ Julie L. Bergo
                                             -----------------------------------
                                             Julie L.  Bergo
                                             Principal Accounting Officer