Form 10-K405/A
period 1996-12-31
MEADOW VALLEY CORP
filed 1998-10-07
CIK 934749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Title of each class:                  Name of exchange on which registered:
Common stock, $.001 par value                      Nasdaq National Market
Common stock purchase warrants                     Nasdaq National Market


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   x      No
                                                ------      ------

    Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   x
           ---

    On February 27, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $10,335,594.

    On February 27, 1997, there were 3,601,250 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 1996.

     Recently a shareholder raised questions regarding certain of the Company's transactions with related parties. While the Company believes that none of such transactions is material to the Company, in order to resolve these questions, the Company is amending its 1996 Form 10-K with regard to such transactions.

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

     During the year ended December 31, 1996, the Company incurred interest expense in the amount of $438,699 related to the $10 million promissory note payable to the Richard C. Lewis Family Revocable Trust I and paid interest totaling $455,650 regarding the same note to the Kim A. Lewis Survivors Trust and the Richard C. Lewis Marital Trust, each of which was created pursuant to the Richard C. Lewis Family Revocable Trust I.

     During the year ended December 31, 1996, the Company purchased ready mix concrete for its prestressed products subsidiary from Leavitt Ready Mix, Inc. ("Leavitt"), a company owned by a sister of Mr. Paul R. Lewis, a director and officer of the Company. Leavitt was paid $163,450.

     During the year ended December 31, 1996, the Company rented and purchased equipment from Wiser Construction, a company controlled by Paul R. Lewis, an officer and director of the Company, in the amount of $375,883.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEADOW VALLEY CORPORATION

                                         /s/ Bradley E. Larson
                                         ---------------------------------------
                                         Bradley E. Larson
                                         President and Chief Executive Officer
                                         Date: October 7, 1998