Form 10-K405/A
period 1997-12-31
MEADOW VALLEY CORP
filed 1998-10-07
CIK 934749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    Title of each class:                   Name of exchange on which registered:
Common stock, $.001 par value                       Nasdaq National Market
Common stock purchase warrants                      Nasdaq National Market


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   x      No
                                                ------      ------

    Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   x
           ---

    On February 27, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was $14,654,878.

    On February 27, 1998, there were 3,601,250 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 1997.

     Recently a shareholder raised questions regarding certain of the Company's transactions with related parties. While the Company believes that none of such transactions is material to the Company, in order to resolve these questions, the Company is amending its 1997 Form 10-K with regard to such transactions.

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


                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was incorporated in Nevada on September 15, 1994. Effective October 1, 1994, following the death of the founder and sole stockholder of Meadow Valley Contractors, Inc. ("MVC"), the Company purchased all of the outstanding Common Stock of MVC for $11.5 million comprised of (i) a $10 million promissory note payable to the Richard C. Lewis Family Revocable Trust I, bearing interest at 10% per annum of which $5 million was due the earlier of 10 days after the closing of the initial public offering or October 31, 1995, and the remaining $5 million due in five equal annual payments of $1 million bearing interest at 12.5% per annum commencing one year after the initial $5 million was paid and (ii) a promissory note payable to the Richard C. Lewis Family Revocable Trust I valued at $1.5 million paid in full in 1995 by the issuance of 500,000 restricted shares of the Company's Common Stock valued at $3.00 per share. During the year ended December 31, 1997, the Company made principal payments on the $10 million promissory note totaling $1.0 million to the Kim A. Lewis Survivors Trust and the Richard C. Lewis Marital Trust, each of which was created pursuant to the Richard C. Lewis Family Revocable Trust I.

     During the year ended December 31, 1997, the Company incurred interest expense in the amount of $412,842 related to the $10 million promissory note payable to the Richard C. Lewis Family Revocable Trust I and paid interest totaling $437,500 regarding the same note to the Kim A. Lewis Survivors Trust and the Richard C. Lewis Marital Trust.

     During the year ended December 31, 1997, the Company purchased ready mix concrete for its prestressed products subsidiary from Leavitt Ready Mix, Inc. ("Leavitt"), a company owned by a sister of Mr. Paul R. Lewis, a director and officer of the Company. Leavitt was paid $90,914.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEADOW VALLEY CORPORATION

                                    /s/ Bradley E. Larson
                                    ----------------------------------------
                                    Bradley E. Larson
                                    President and Chief Executive Officer
                                    Date: October 7, 1998