Form 10-Q
period 1998-09-30
MEADOW VALLEY CORP
filed 1998-11-10
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    September 30, 1998
                              ------------------------

Commission File Number        0-25428
                      -----------------

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

                                       Yes X                   No ____
                                          ---


Number of shares outstanding of the issuer's common stock:


          Class                               Outstanding at October 31, 1998
          -----                               -------------------------------

   Common Stock, $.001 par value                     3,601,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART  I.  FINANCIAL INFORMATION                                                                            Page
                                                                                                          Number
                                                                                                          ------
Item 1.   Financial Statements

                  Condensed Consolidated Statements of Operations -
                  Nine Months Ended September 30, 1998 and
                  September 30, 1997                                                                      3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended September 30, 1998 and
                  September 30, 1997                                                                      4

                  Condensed Consolidated Balance Sheets -
                  As of September 30, 1998 and December 31, 1997                                          5

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and
                  September 30, 1997                                                                      6-7

                  Notes to Condensed Consolidated Financial Statements                                    8-9

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                         10-14


PART  II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                14

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  NINE  MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             --------------------------
                                                                                 1998           1997
                                                                             -------------  -----------
                                                                             (UNAUDITED)      (UNAUDITED)

Revenues..................................................................   $137,039,161   $102,156,131
Cost of revenues..........................................................    130,218,718     96,535,502
                                                                             ------------   ------------
Gross profit..............................................................      6,820,443      5,620,629
General and administrative expenses.......................................      4,444,804      3,373,839
                                                                             ------------   ------------
Income from operations....................................................      2,375,639      2,246,790
                                                                             ------------   ------------
Other income (expense):
Interest income...........................................................        624,399        449,336
Interest expense..........................................................       (341,008)      (476,286)
Other income..............................................................         71,376         10,418
                                                                             ------------   ------------
                                                                                  354,767        (16,532)
                                                                             -------------  ------------
Income from continuing operations before income taxes.....................      2,730,406      2,230,258
Income taxes..............................................................      1,083,338        860,814
                                                                             ------------   ------------
Net income from continuing operations.....................................      1,647,068      1,369,444

Discontinued operations:
     Loss from operations of Prestressed Products subsidiary, net
      of income tax benefit of $423,497 and $210,814......................       (635,246)      (335,377)
     Estimated loss on disposal of net assets of Prestressed
      Products subsidiary (net of income tax benefit of
        $1,300,000), including $1,350,000 for operating losses
        during phase-out period...........................................     (1,950,000)             -
                                                                             ------------   ------------
Net income (loss).........................................................   $   (938,178)  $  1,034,067
                                                                             ============   ============
Basic net income (loss) per common share:
     Income from continuing operations....................................   $        .46   $        .38
     Loss from operations of Prestressed Products subsidiary..............           (.18)          (.09)
     Estimated loss on disposal of net assets of Prestressed
        Products subsidiary...............................................           (.54)             -
                                                                             ------------   ------------
Basic net income (loss) per common share..................................   $       (.26)  $        .29
                                                                             ============   ============
Diluted net income (loss) per common share:
     Income from continuing operations....................................   $        .45   $        .38
     Loss from operations of Prestressed Products subsidiary..............           (.17)          (.09)
     Estimated loss on disposal of net assets of Prestressed
        Products subsidiary...............................................           (.53)             -
                                                                             ------------   ------------
Diluted net income (loss) per common share................................   $       (.25)  $        .29
                                                                             ============   ============
Basic weighted average common shares outstanding..........................      3,601,250      3,601,250
                                                                             ============   ============
Diluted weighted average common shares outstanding........................      3,668,679      3,626,102
                                                                             ============   ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        --------------------------
                                                                            1998           1997
                                                                        -----------   ------------
                                                                        (UNAUDITED)    (UNAUDITED)

Revenues..............................................................   $52,931,023    $41,464,276
Cost of revenues......................................................    50,551,085     39,166,982
                                                                        ------------    -----------
Gross profit..........................................................     2,379,938      2,297,294
General and administrative expenses...................................     1,524,328      1,170,053
                                                                        ------------    -----------
Income from operations................................................       855,610      1,127,241
                                                                        ------------    -----------
Other income (expense):
Interest income.......................................................       238,450        191,776
Interest expense......................................................       (95,895)      (175,272)
Other income..........................................................        30,145         (5,258)
                                                                        ------------    -----------
                                                                             172,700         11,246
                                                                        ------------    -----------
Income from continuing operations before income taxes.................     1,028,310      1,138,487
Income taxes..........................................................       402,338        424,001
                                                                        ------------    -----------
Net income from continuing operations.................................       625,972        714,486

Discontinued operations:
     Loss from operations of Prestressed Products subsidiary, net
      of income tax benefit of $102,001...............................             -       (172,158)

                                                                        ------------    -----------
Net income............................................................   $   625,972    $   542,328
                                                                        ============    ===========
Basic net income (loss) per common share:
     Income from continuing operations................................   $       .18    $       .20
     Loss from operations of Prestressed Products subsidiary..........             -           (.05)
                                                                        ------------    -----------
Basic net income per common share.....................................   $       .18    $       .15
                                                                        ============    ===========
Diluted net income (loss) per common share:
     Income from continuing operations................................   $       .17    $       .20
     Loss from operations of Prestressed Products subsidiary..........             -           (.05)
                                                                        ------------    -----------
Diluted net income per common share...................................   $       .17    $       .15
                                                                        ============    ===========
Basic weighted average common shares outstanding......................     3,601,250      3,601,250
                                                                        ============    ===========
Diluted weighted average common shares outstanding....................     3,660,263      3,666,818
                                                                        ============    ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                       1998          1997 *
                                                                                  -------------  -------------
                                                                                   (UNAUDITED)
Assets:
Current Assets:
 Cash and cash equivalents..................................................      $   8,052,007    $ 2,815,164
 Restricted cash............................................................          3,039,481      1,719,768
 Accounts receivable, net...................................................         22,937,845     24,142,358
 Prepaid expenses and other.................................................            884,985        891,359
 Note receivable - related party............................................                  -        257,575
 Note receivable - other....................................................              1,933          2,009
 Costs and estimated earnings in excess of billings on uncompleted
   contracts................................................................          2,081,548      3,913,475
                                                                                  -------------  -------------
    Total Current Assets....................................................         36,997,799     33,741,708

Property and equipment, net.................................................         10,800,235      9,026,751
Refundable deposits.........................................................            246,983        127,736
Note receivable - other.....................................................            207,217        209,264
Goodwill, net...............................................................          1,680,799      1,740,821
Tradename, net..............................................................              3,044         12,177
Investment in and advances to Prestressed Products Incorporated.............          4,545,698      3,037,954
                                                                                  -------------  -------------
    Total Assets............................................................      $  54,481,775    $47,896,411
                                                                                  =============  =============

Liabilities and Stockholders' Equity:

Current Liabilities:
 Note payable - related party...............................................      $           -    $   500,000
 Notes payable - other......................................................          1,044,630        818,846
 Obligations under capital leases...........................................            509,471        405,204
 Accounts payable...........................................................         17,573,788     18,371,357
 Accrued liabilities........................................................          2,287,853      1,842,860
 Billings in excess of costs and estimated earnings on uncompleted
  contracts.................................................................         11,583,411      6,650,891
 Net liabilities and reserves of discontinued operations....................          2,743,895        158,649
 Income tax payable.........................................................             44,468              -
                                                                                  -------------  -------------
    Total Current Liabilities...............................................         35,787,516     28,747,807

Deferred income taxes.......................................................            412,561        412,561
Obligations under capital leases............................................            755,961        973,847
Note payable - related party................................................          2,000,000      2,000,000
Notes payable - other.......................................................          3,575,531      2,873,812
                                                                                  -------------  -------------
    Total Liabilities.......................................................         42,531,569     35,008,027
                                                                                  -------------  -------------

Stockholders' Equity:
 Preferred stock - $.001 par value; 1,000,000 shares authorized, none
  issued and outstanding....................................................                  -              -
 Common stock - $.001 par value; 15,000,000 shares authorized,
  3,601,250 issued and outstanding..........................................              3,601          3,601
 Additional paid-in capital.................................................         10,943,569     10,943,569
 Capital adjustments........................................................           (799,147)      (799,147)
 Retained earnings..........................................................          1,802,183      2,740,361
                                                                                  -------------  -------------
    Total Stockholders' Equity..............................................         11,950,206     12,888,384
                                                                                  -------------  -------------
    Total Liabilities and Stockholders' Equity..............................      $  54,481,775    $47,896,411
                                                                                  =============  =============

*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ----------------------------
                                                                      1998            1997
                                                                 ------------   -------------
Increase (Decrease) in Cash and Cash Equivalents:                 (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
     Cash received from customers........................        $ 145,010,619   $ 108,860,736
     Cash paid to suppliers and employees................         (134,205,662)   (101,919,325)
     Interest received...................................              667,152         481,873
     Interest paid.......................................             (146,692)       (176,476)
     Income taxes paid...................................             (808,007)       (211,114)
                                                                 --------------  --------------
          Net cash provided by operating activities......           10,517,410       7,035,694
                                                                 --------------  --------------
Cash flows from investing activities:
     (Increase) decrease in restricted cash..............           (1,319,713)        104,462
     Collection of note receivable - other...............                2,122           1,027
     Proceeds from sale of property and equipment........              163,682         181,574
     Purchase of property and equipment..................           (1,214,013)     (2,243,480)
     Collection of note receivable-related party.........              257,575               -
     Investment in and advances to Prestressed Products
        Incorporated.....................................           (1,507,743)     (2,132,401)
                                                                 --------------  --------------
          Net cash used in investing activities..........           (3,618,090)     (4,088,818)
                                                                 --------------  --------------
Cash flows from financing activities:
     Repayment of notes payable - other..................             (770,094)       (293,448)
     Repayment of capital lease obligations..............             (392,383)       (213,328)
     Repayment of note payable-related party.............             (500,000)              -
                                                                 --------------  --------------
          Net cash used in financing activities..........           (1,662,477)       (506,776)
                                                                 --------------  --------------
Net increase in cash and cash equivalents................            5,236,843       2,440,100

Cash and cash equivalents at beginning of period.........            2,815,164       1,440,519
                                                                 --------------  --------------
Cash and cash equivalents at end of period...............        $   8,052,007   $   3,880,619
                                                                 ==============  ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 --------------------------------
                                                                     1998                1997
                                                                 ------------        ------------
Increase (Decrease) in Cash and Cash Equivalents                  (UNAUDITED)         (UNAUDITED)
(Continued):
Reconciliation of Net Income to Net Cash Provided by
Operating Activities:
Net income (loss)..............................................      (938,179)         1,034,067
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization.............................     1,348,798            902,802
     Gain on sale of property and equipment....................       (26,124)            (8,327)

Changes in Assets and Liabilities:
     Accounts receivable.......................................     1,161,760          4,358,468
     Prepaid expenses and other................................      (224,490)          (343,898)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts...................................     1,831,927         (1,895,094)
     Refundable deposits.......................................      (119,556)            89,964
     Interest payable..........................................       194,316            299,810
     Accounts payable..........................................      (797,569)        (2,723,185)
     Accrued liabilities.......................................       250,677             64,333
     Billings in excess of costs and estimated earnings on
       uncompleted contracts...................................     4,932,520          4,239,140
     Interest receivable.......................................        42,753             32,537
     Income tax receivable.....................................       230,864            447,734
     Income tax payable........................................        44,467            201,966
     Net liabilities and reserves of discontinued operations...     2,585,246            335,377
                                                                 ------------        -----------
          Net cash provided by operating activities............   $10,517,410        $ 7,035,694
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

2.  Presentation of Interim Information:

    The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months and the nine months ended September 30, 1998 are not necessarily indicative of operating results for the entire year.

3.  Discontinued Operations:

    In June 1998, the Company initiated a plan to dispose of Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying statements of operations. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for Prestressed Products Incorporated, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. Actual operating losses incurred during the three months ended September 30, 1998, were $468,602 (net of income tax benefit of $312,400). The accompanying condensed consolidated balance sheets as of September 30, 1998 and December 31, 1997 have been restated to reflect the net liabilities and the estimated loss as a single amount as follows:

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1998             1997
                                                        -------------    ------------
          Current assets..............................    $ 2,890,531     $ 3,020,023
          Non-current assets..........................      1,156,986       1,184,717
          Liabilities.................................     (5,310,014)     (4,363,389)
                                                        -------------    ------------
                Net liabilities.......................     (1,262,497)       (158,649)

          Estimated loss on disposition...............     (1,481,398)              -
                                                        -------------    ------------
          Net liabilities of discontinued operations..    $(2,743,895)    $  (158,649)
                                                        =============    ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  Subsequent Events:

    During October 1998, the Company made principal payments on the $10 million promissory note (original 1994 promissory note balance) totaling $1 million to the Kim A. Lewis Survivors Trust and the Richard C. Lewis Marital Trust, each of which was created pursuant to the Richard C. Lewis Family Revocable Trust I. The principal balance of this promissory note at October 31, 1998 was $1 million.

    During October 1998, the Company made interest payments totaling $278,938 related to the $10 million promissory note (original 1994 promissory note balance), to the Kim A. Lewis Survivors Trust and the Richard C. Lewis Marital Trust, each of which was created pursuant to the Richard C. Lewis Family Revocable Trust I.


5.  Lines of Credit:

    At September 30, 1998, the Company had available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25%. At September 30, 1998, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital and comply with various other covenants, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At September 30, 1998, the Company was in full compliance will all such covenants. The lines of credit expire September 15, 1999.

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

     During June 1998, the Company initiated a plan to dispose of Prestressed Products Incorporated. The Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000) relating to the estimated disposal cost of the Prestressed Products business, which is expected to be completed during the first quarter of 1999. Actual operating losses incurred during the three months ended September 30, 1998, were $468,602 (net of income tax benefit of $312,400).


RESULTS OF OPERATIONS
     The following table sets forth, for the nine months and the three months ended September 30, 1998 and 1997, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                                  Nine months Ended    Three months ended
                                                     September 30,        September 30,
                                                  ------------------  --------------------
                                                    1998     1997        1998      1997
                                                  --------  --------  -------  -----------
Revenue..........................................    100.0%   100.0%    100.0%      100.0%
Gross profit.....................................      5.0      5.5       4.5         5.5
General and administrative expense...............      3.2      3.3       2.9         2.8
Interest income..................................       .5       .4        .5          .4
Interest expense.................................       .3       .5        .2          .4
Income from continuing operations before
 income taxes....................................      2.0      2.1       1.9         2.7

Income taxes.....................................       .8       .8        .7         1.0
Net income from continuing operations............      1.2      1.3       1.2         1.7
Discontinued operations:
Loss from operations of Prestressed Products
 subsidiary......................................       .5       .3         -          .4

Estimated loss on disposal of net assets of
   Prestressed Products subsidiary, including
    operating losses during phase-out period.....      1.4        -         -           -

Net income (loss)................................      (.7)     1.0       1.2         1.3

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue and Backlog. Revenue for the nine months ended September 30, 1998 ("interim 1998") was $137.0 million compared to $102.1 million for the nine months ended September 30, 1997 ("interim 1997"). The increase in revenue was the result of an increase in contract revenue of $30.4 million and a $4.5 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 85% to approximately $260.1 million at September 30, 1998, from approximately $140.7 million at September 30, 1997. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 5.5% for interim 1997 to 5.0% for interim 1998. The decrease in MVC's gross profit margin was the result of (i) cost overruns on certain projects (ii) subcontractor difficulties and (iii) costs related to plan or specification errors. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $3,373,839 for interim 1997 to $4,444,804 for interim 1998. The increase results, in part, from costs associated with expansion into the white paving market amounting to approximately $238,000, $226,000 in corporate labor, $311,000 in costs related to various employee incentive plans, $89,000 in legal cost, $57,000 in costs related to the Company's safety plan, $27,000 in costs related to the administration of the Company's employee benefit plans and a variety of other costs related to the administration of the corporate and area offices.

     Interest Income and Expense. Interest income for interim 1998 increased to $624,399 from $449,336 for interim 1997 due to an increase in cash reserves resulting primarily from billings in excess of costs and estimated earnings on uncompleted contracts. Interest expense decreased for interim 1998 to $341,008 from $476,286 for interim 1997 due to a $1,500,000 reduction in related party debt. Interest expense resulting from the related party promissory note will continue to decline during the fourth quarter 1998 due to an October 1998 principal payment of $1.0 million. Following the October 1998 payment, the remaining balance on the related party promissory note is $1.0 million, compared to the 1994 original promissory note balance of $10 million.

     Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after income taxes was $1,647,068 for interim 1998 as compared to $1,369,444 for interim 1997. The increase resulted from higher revenues offset by increased general and administrative expenses and decreased gross profit margins, as well as higher interest income and lower interest expense.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue and Backlog. Revenue for the three months ended September 30, 1998 ("interim 1998") was $52.9 million compared to $41.5 million for the three months ended September 30, 1997 ("interim 1997"). The increase in revenue was the result of a $10.8 million increase in contract revenue and a $.6 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 85% to approximately $260.1 million at September 30, 1998 from approximately $140.7 million at September 30, 1997. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 5.5% for interim 1997 to 4.5% for interim 1998. The decrease in MVC's gross profit margin was the result of (i) cost overruns on certain projects (ii) subcontractor difficulties and (iii) costs related to plan or specification errors. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $1,170,053 for interim 1997 to $1,524,328 for interim 1998. The increase results, in part, from costs associated with expansion into the white paving market amounting to $65,000, $176,000 in corporate labor, $22,000 in costs related to the Company's safety plan, $13,000 in legal costs and a variety of costs including costs in excess of $21,000 related to regulatory and promotional expenses incurred as a public company.

     Interest Income and Expense. Interest income for interim 1998 increased to $238,450 from $191,776 for interim 1997 due to an increase in cash reserves resulting primarily from billings in excess of costs and estimated earnings on uncompleted contracts. Interest expense decreased for interim 1998 to $95,895 from $175,272 for interim 1997 due to a $1,500,000 reduction in related party debt. Interest expense resulting from the related party promissory note will continue to decline during the fourth quarter 1998 due to an October 1998 principal payment of $1.0 million. Following the October 1998 payment, the remaining balance on the related party promissory note is $1.0 million, compared to the 1994 original promissory note balance of $10 million.

     Net Income from Continuing Operations After Income Taxes. Net income after income taxes was $625,972 for interim 1998 as compared to $714,486 for interim 1997. The decrease resulted by higher general and administrative expenses and decreased gross profit margins offset by increased revenues, as well as higher interest income and lower interest expense.

     Discontinued Operations. In June 1998, the Company decided to dispose of its wholly-owned subsidiary, Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated
as discontinued operations in the accompanying financial statements.   In June
1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. The disposal of the Prestressed Products business is expected to be completed during the first quarter 1999. Actual operating losses incurred during the three months ended September 30, 1998, was $468,602 (net of income tax benefit of $312,400).

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's primary need for capital has been to finance expansion and
capital expenditures.   Historically, the Company's primary source of cash has
been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and address fluctuations in the work-in-process billing cycle.

     The following table sets forth for the nine months ended September 30, 1998 and 1997, certain items from the condensed consolidated statements of cash flows.

                                                        Nine months ended
                                                           September 30,
                                                   ----------------------------
                                                       1998          1997
                                                   ----------------------------
Cash Flows Provided by Operating Activities         $10,517,410     $ 7,035,694
Cash Flows (Used in) Investing Activities            (3,618,090)     (4,088,818)
Cash Flows (Used in) Financing Activities            (1,662,477)       (506,776)

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

     Cash provided by operating activities during interim 1998 amounted to $10,517,410, primarily the result of an increase in net billings in excess of costs of $6,764,000, an increase in net liabilities and reserves of discontinued operations of $2,585,000, an increase in interest payable of $194,000, depreciation and amortization of $1,348,798 a decrease in accounts receivable of $1,162,000, a decrease in income tax receivable of $230,864 offset in part, by a decrease in accounts payable and accrued liabilities of $547,000, an increase in prepaid expenses of $224,000, and a net loss of $938,000.

     Cash provided by operating activities during interim 1997 amounted to $7,035,694, primarily the result of net income of $1,034,000, net billings in excess of costs of $2,344,000, an increase in net liabilities and reserves of discontinued operations of $335,000, a decrease in accounts receivable of $4,359,000, a decrease in income tax receivable of $448,000 and depreciation and amortization of $903,000 offset, in part, by a decrease in accounts payable and accrued liabilities of $2,659,000.

     Cash used in investing activities during interim 1998 included the purchase of property and equipment of $1,214,000, an increase in restricted cash of $1,320,000 and an increase in investment in and advances to a related entity of $1,508,000, offset by the collection of a related party note receivable of $258,000 and $164,000 proceeds from the sale of property and equipment.

     Cash used in investing activities during interim 1997 included the purchase of property and equipment of $2,243,000 and an increase in investment in and advances to a related entity of $2,132,000, offset by a decrease in restricted cash of $104,000 and $182,000 in proceeds from the sale of property and equipment.

     Cash used in financing activities during interim 1998 included the repayment of notes payable and capital lease obligations in the amount of $1,162,000 and the repayment of a related party note payable of $500,000. Cash used during interim 1997 included the repayment of notes payable and capital lease obligations in the amount of $507,000.

     In June 1998, the Company decided to dispose of its wholly-owned subsidiary, Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued
operations in the accompanying financial statements.   In June 1998, the Company
accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. The disposal of the Prestressed Products business is expected to be completed during the first quarter 1999. Actual operating losses incurred during the three months ended September 30, 1998, was $468,602 (net of income tax benefit of $312,400). The future cash flows from operations are expected to be sufficient to fund the remaining accrued costs of $1,481,398 (net of income tax benefit of $978,600).

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus
 .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At September 30, 1998, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital and comply with various other covenants, to promptly pay all of its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At September 30, 1998, the Company was in full compliance with all such covenants and there are no material covenants or restriction in the lines of credit which the Company believes would impair its operations. The lines of credit expire September 15, 1999.

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

YEAR 2000

     The Company's has completed a comprehensive assessment of the internal information systems and applications that will be impacted by the year 2000.
The Company expects to make the necessary revisions or upgrades to its systems to render it year 2000 compliant. The Company's accounting software currently utilizes a four digit year field. Attention is also being focused on compliance efforts of key suppliers and customers. The Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are therefore under development to mitigate the extent of any such potential disruption to business operations. Based on preliminary information, the costs to the Company of addressing potential year 2000 issues are not expected to have a material adverse impact on the Company's consolidated results of operations or financial position. There can be no assurance that the efforts or the contingency plans related to the Company's systems, or those of the other entities relied upon will be successful or that any failure to convert, upgrade or appropriately plan for contingencies would not have a material adverse effect on the Company.




                          PART II.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEADOW VALLEY CORPORATION
                                                  (Registrant)



                                        By /s/ Gary W. Burnell
                                           ----------------------------------
                                           Gary W. Burnell
                                           Chief Financial Officer


                                        By /s/ Julie L. Bergo
                                           ----------------------------------
                                           Julie L.  Bergo
                                           Principal Accounting Officer