Form 10-K
period 1998-12-31
MEADOW VALLEY CORP
filed 1999-03-24
CIK 934749

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number     0-25428
                       --------------

                           MEADOW VALLEY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                            Nevada                                                88-0328443
----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

4411 South 40th Street, Suite D-11, Phoenix, AZ                                      85040
----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                           (Zip Code)

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

  Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  On February 16, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was $16,409,738.

  On February 16, 1999, there were 3,601,250 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 1998.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in this Report speak only as of the date hereof.

     Meadow Valley Corporation (the "Company") was incorporated in Nevada on September 15, 1994. On October 1, 1994, the Company purchased all of the outstanding Common Stock of Meadow Valley Contractors, Inc. ("MVC") for $11.5 million comprised of a $10 million promissory note and $1.5 million paid by the issuance of 500,000 restricted shares of the Company's Common Stock valued at $3.00 per share. On January 4, 1999, the $10 million promissory note was paid in full. MVC was founded in 1980 as a heavy construction contractor and has been engaged in that activity since inception. References to the Company's history include the history of MVC.

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

     The Company had a project backlog of approximately $220 million at December 31, 1998, which included the remainder of a $92.1 million portion of the reconstruction of the core of the interchange at I-15 and US 95 in Las Vegas, NV, the remainder of a $38.7 million portion of the Squaw Peak Pkwy Freeway Continuation in Phoenix, AZ, the remainder of a $56.6 million portion of the Pima Freeway Continuation, in Phoenix, AZ and the remainder of $84.6 million of projects which are portions of the Beltway Continuation projects in Las Vegas, Nevada. The Company's backlog includes approximately $186 million of work that is scheduled for completion during 1999. The Company has acted as the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Utah Department of Transportation, the Clark County (Nevada) Department of Public Works, the Salt Lake City (Utah) Airport Authority, the New Mexico Department of Transportation and the City of Phoenix.

     In 1996, the Company acquired certain assets, including the tradename, of AKR Contracting ("AKR"), an unaffiliated Company in Phoenix, Arizona. AKR previously specialized in earthwork, grading and paving of residential subdivisions and commercial centers, but has since become increasingly involved in small publicly funded projects in Arizona and New Mexico. Through AKR, the Company entered into operating leases for a portable hot mix asphalt plant and related paving equipment and a rubberized asphalt plant. The asphalt paving capabilities provide the Company the opportunity to expand its existing geographic market and enhance its construction operations in its existing market. To date, AKR has assisted the Company in its expansion into New Mexico and a broadening of the work it performs in Arizona. Moreover, the Company believes the AKR equipment improves its competitiveness and may generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt or rubberized asphalt.

     In 1996, the Company expanded its Nevada construction industry activities with the formation of Ready Mix, Inc. ("RMI") as a wholly-owned subsidiary. RMI manufactures and distributes ready mix concrete in Las Vegas, NV, and targets prospective customers such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI began operations from its first location in March 1997. Financed with internal funds, a $2 million line of credit, notes payable and operating leases, RMI intends to operate from two or more sites using at least 40 mixer trucks.

     In 1996, the Company formed Prestressed Products Incorporated ("PPI") as a wholly-owned subsidiary to design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines included architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada. As a result of continuing operating losses, in June 1998, the Company adopted a formal plan (the "plan") to discontinue the operations of PPI. The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets of PPI, which included a provision of $1,350,000 for estimated losses during the phase-out period of July 1, 1998 through June 30, 1999. Management anticipates that the remaining contracts will be completed before the end of April 1999 and the collection of outstanding receivables and the disposition of assets will be completed before the end of the second quarter 1999.

     In 1997, financed through internal funds and operating leases, the Company obtained equipment and experienced personnel to expand its construction capabilities to include the performance of concrete or "white" paving. By performing white paving work, the Company may be able to increase its project revenue and earnings, reduce reliance on white paving subcontractors, maintain greater control over project schedules and improve the likelihood of being awarded projects in which the amount of work proposed to be completed on a project by the prime contractor is a consideration in the competitive bidding process.

BUSINESS STRATEGY

     The Company seeks to generate revenue growth and profitability by pursuing the following business strategy:

     (i) Expand construction-related niche markets. The Company will continue to explore niche markets which may increase the Company's competitiveness, diversify its revenue base, increase project revenue and improve profitability. This may include acquiring equipment and personnel to increase the amount of work performed by the Company itself as opposed to subcontracted to others.

     (ii) Increase the Company's ownership and/or control of strategic aggregate resources. The Company has successfully obtained mineral leases on a number of aggregate resources strategically located near geographic locations in which the Company is currently competing. Control of aggregate resources may enhance the Company's competitiveness on work it performs while adding a new source of revenue and potential profit for materials sold to third parties.

     (iii) Solidify market position. The Company intends to continue to expand its construction and materials operations in Nevada, Arizona, Utah and New Mexico and will consider expansion into other western states. The Company intends to further develop its position as a commercial supplier and producer of aggregates and related materials such as ready mix concrete and asphalt.

     (iv) Seek to acquire other businesses. The Company may seek to acquire other businesses that provide subcontracting services used by the Company in its projects, complement the Company's existing construction expertise or offer construction services similar to the Company in geographic locations not currently served by the Company. For certain projects, the Company may join with one or more companies to combine expertise, financial strength, and/or bonding capacity. Through a joint venture, the Company may elect to pursue projects which might otherwise exceed its staffing or bonding resources, including design-build type projects within the Company's existing market.

     (iv) Increase bonding capacity. The Company will continue to seek to increase its bonding capacity in order to allow it to increase its volume of bids and work. See "Insurance and Bonding."

MARKET OVERVIEW

     The Company believes that infrastructure construction (primarily highways, bridges, overpasses, tunnels and other transportation projects) in the western United States is substantial and will generate continued federal, state and local government expenditures. On June 9, 1998, the Transportation Equity Act for the 21st Century ("TEA 21") was signed into law. This bill establishes a total budget authority of $215 billion over the six year period 1998-2003. TEA 21 ensures that tax revenue deposited into the Highway Trust Fund will be spent on transportation improvements by guaranteeing $165 billion for highways and $35 billion for transit and by further stipulating that appropriators can spend trust fund dollars only on transportation.

     Growth in the Company's market continues to outperform many areas of the country. The states of Arizona, Nevada and Utah are among the leaders in key growth statistics such as population growth and employment. On a percentage basis, Nevada led the nation for 1998 in population growth, with Arizona in second place. Nevada, Arizona, Utah, Idaho and Georgia have been the fastest growing states in the United States in the 1990's. This growth has led to record levels of residential and commercial construction and to increased transportation infrastructure work. Consensus among forecasters is that this growth will slow from 1998 to 1999, with the exception of the transportation infrastructure segment. Over the six year term of TEA 21, the annual average funding for transportation infrastructure will increase by 61.8% in Nevada, 59.5% in Arizona, 57.8% in Utah and 45.3% in New Mexico. The state departments of transportation, along with metropolitan planning organizations will be the primary parties responsible for administering the TEA 21 funds. In addition to TEA 21 funds, existing local funding mechanisms will continue to provide for construction of key transportation facilities through 2015 to fund construction of multi-billion dollar freeway transportation facilities. Airports in Phoenix, Las Vegas and Salt Lake City also have substantial capital improvement programs in excess of $500 million each.

     RMI, the Company's ready mix concrete subsidiary, is affected most by the amount of new residential and commercial construction in the Las Vegas, NV area. Forecasts for 1999 predict that residential and commercial construction in the Las Vegas, NV area will be less than 1998 levels. RMI's primary customers have been residential builders and residential construction is expected to decline. As a result, the Company may be faced with increased competition from other local suppliers of ready mix concrete. RMI plans to increase its activity in the infrastructure portion of the market and may more frequently provide concrete to its sister company, MVC.

     The Company believes the overall economic health in its existing market will present opportunities for improved performance.

OPERATIONS

     In addition to the construction of highways, bridges, overpasses and airport runways, the Company constructs other heavy civil projects. From its Phoenix, Arizona corporate office and area offices in Phoenix, Arizona, Moapa, Nevada, Salt Lake City, Utah and Ruidoso, New Mexico, the Company markets (primarily by responding to solicitations for competitive bids) and manages all of its projects. Project management is also located on-site to provide direct supervision to the operations.

     In addition to profitability, the Company considers a number of factors when determining whether to bid on a project, including the location of the project, likely competitors and the Company's current and projected workloads. The Company uses a computer-based project estimating system which reflects its bidding and construction experience and which the Company believes best identifies a project's risks and opportunities. The Company develops comprehensive estimates with each project divided into phases and line items for which separate labor, equipment, material, subcontractor and overhead cost estimates are compiled. Once a project begins, the estimate provides the Company with a budget against which ongoing project costs are measured. There can be no assurance that every project will attain its budgeted costs. A number of factors can affect a project's profitability including weather, availability of a quality workforce and actual productivity rates. Each month the project manager updates the project's projected performance at completion by using actual costs-to-date and re-forecasted costs-to-complete for the balance of the work remaining. Regular review of the estimated costs to complete permit project, area and corporate management to be as responsive as possible to cost overruns or other problems that may affect profitability.

     The Company owns some of the equipment used in its business lines, including cranes, backhoes, scrapers, graders, loaders, trucks, trailers, pavers, rollers, batch plants and related equipment. The net book value of the Company's equipment at December 31, 1998 was approximately $11.0 million. During 1998, the Company's acquired $3.9 million of property and equipment, primarily the acquisition of a second asphalt plant and additional equipment needed for the added construction workload. The Company leases a significant portion of its equipment and attempts to keep the equipment as fully utilized as possible. It may rent equipment on a short-term basis to subcontractors.

     The Company's corporate management oversees operational and strategic issues and, through the corporate accounting staff, provides administrative support services to subsidiary managers, area managers and individual project management at the project site. The latter are responsible for planning, scheduling and budgeting operations, equipment maintenance and utilization and customer satisfaction. Subsidiary managers, area managers and project managers monitor project costs on a daily and weekly basis while corporate management monitors such costs monthly.

     Raw materials (primarily concrete, aggregate and steel) used in the Company's operations are available from a number of sources. There are a sufficient number of materials suppliers within the Company's market area to assure the Company of adequate competitive bids for supplying such raw materials. Generally, the Company will obtain several bids from competing concrete, asphalt or aggregate suppliers whose reserves of such materials will normally extend beyond the expected completion date of the project. Costs for raw materials vary depending upon project duration, construction season, or other factors; but, generally, prices quoted to the Company for raw materials are fixed for the project's duration. Increased construction activity in the western United States has created temporary scarcity of key construction materials, primarily cement powder. It is foreseeable that shortages of cement supply might reoccur which could result in unexpected and uncontrollable reductions in sales of ready mix concrete from RMI, the Company's ready mix concrete subsidiary. The Company strives to obtain supply commitments from a number of suppliers, but their supply capacity is occasionally exceeded by spot demands. The Company has not yet been impacted by any cement shortages on its construction projects, as it normally obtains guaranteed commitments for supply of cement powder for the duration of the contracts and any damages incurred by lack of supply could be assessed back to the supplier.

PROJECTS AND CUSTOMERS

     The Company specializes in public sector construction projects and its principal customers are the state departments of transportation in Nevada, Arizona, Utah and New Mexico and bureaus and departments of municipal and county governments in those states. For the year ended December 31, 1998, revenue generated from six projects in Nevada, Arizona and Utah represented 60% of the Company's revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which the Company operates, could have an adverse effect on the Company's results of operations. In each of the three years ended December 31, 1996, 1997 and 1998 Clark County General Services and the Arizona Department of Transportation each accounted for over 10% of the Company's consolidated revenue. Additionally, the Nevada Department of Transportation accounted for over 10% of the Company's consolidated revenue during the year ended December 31, 1998.

     The following table describes all projects substantially completed by the Company in each of the three years ended December 31, 1996, 1997 and 1998. Contract amounts include agreed upon change orders, if any, and represent the total dollar value of the contract to the Company.

                                                                                            CONTRACT     COMPLETION
CUSTOMER                      PROJECT DESIGNATION                LOCATION                    AMOUNT         DATE
-------------------------------------------------------------------------------------------------------------------------
Arizona Department
 of Transportation            Highway at Heber                   Heber, AZ                $  5,535,662   April 1996

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

Arizona Department
  of Transportation           Goodyear Urban                     Goodyear, AZ                  463,665   August 1996

Crescent Run LLP              Crescent Run                       Mesa, AZ                      262,261   April 1996

Wespac                        Lost Canyon II                     Scottsdale, AZ                152,778   October 1996

City of Winslow               City of Winslow                    Winslow, AZ                 1,402,868   September 1996

                                                                                         CONTRACT        COMPLETION
CUSTOMER                      PROJECT DESIGNATION                LOCATION                 AMOUNT            DATE
-------------------------------------------------------------------------------------------------------------------------
Clark County Dept.
  of Aviation                 Searchlight                        Searchlight, NV    $     707,977        January 1996

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

Clark County Dept.
  of Aviation                 Jean Airport                       Jean, NV               3,897,065        March 1997

Clark County Dept.
  of Aviation                 McCarran Garage Infrastructure     Las Vegas, NV          6,203,284        November 1997

Intermountain
  Roadbuilders                Davis Monthan  - Taxiway           Tucson, AZ               162,677        March 1997

City of Henderson             Equestrian Detention               Henderson, NV          5,436,067        March 1997

Homes by Dave
  Brown                       Country Estates                    Gilbert, AZ              215,770        July 1997

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

United States Dept.
  of Agriculture              Tonto Forest                       Arizona                   99,515        July 1997

Mayo Clinic/Ryan
  Cos.                        Mayo Arrowhead                     Glendale, AZ             155,165        October 1997

Robert Ewing                  Lone Butte Industrial              Maricopa County          225,000        February 1997

Nevada Department
  of Transportation           Eastern State Highway System       Las Vegas, NV          2,260,492        October 1997

                                                                                       CONTRACT          COMPLETION
CUSTOMER                      PROJECT DESIGNATION                LOCATION               AMOUNT              DATE
-------------------------------------------------------------------------------------------------------------------------
City of Bisbee                Bisbee Municipal Airport           Bisbee, AZ         $    295,712         January 1997

Clark County General
  Services                    CCPW Bridge Repair                 Las Vegas, NV            42,214         December 1997

Clark County, Nevada          McCarran Airport Parking
  General Services            Garage                             Las Vegas, NV        60,299,916         March 1998

Clark County Department
  of Aviation                 Runway Extension                   Las Vegas, NV        11,062,630         March 1998

Clark County Department
  of Aviation                 Union Pacific R.R.Relocation       Las Vegas, NV         2,019,620         March 1998

Dept. of United States
  Army                        White Sands Missile Range          New Mexico            2,106,670         June 1998

Dept. of Transportation
  Hwy. Administration         Wiggins Crossing                   Arizona                 794,611         March 1998

Clark County Department
  of Aviation                 McCarran Air Cargo Expansion       Las Vegas, NV         2,543,872         March 1998

New Mexico Department
  of Transportation           I-25/Socorro                       New Mexico            3,315,876         June 1998

Jackson Properties            Country Meadows                    Maricopa County         812,706         February 1998

United States Marine
  Corp.                       Yuma Taxiway Repair                Yuma, AZ                708,220         March 1998

Arizona Department of
  Transportation              Douglas Rodeo Highway              Douglas, AZ           1,435,326         March 1998

City of Mesa                  City of Mesa Sealcoat              Mesa, AZ                 83,913         March 1998

Clark County General
  Services                    Sloan Channel                      Las Vegas, NV         1,296,493         March 1998

Nevada Department of
  Transportation              NDOT Bike Path                     Las Vegas, NV         1,620,687         March 1998

Clark County General
  Services                    Channel Repair                     Las Vegas, NV           198,882         May 1998

Clark County General
  Services                    Russell Road                       Las Vegas, NV         4,892,226         March 1998

Arizona Department of
  Transportation              White River                        Arizona                 673,362         March 1998

City of Phoenix               City of Phoenix Overlay II         Phoenix, AZ           2,182,882         February 1998

                                                                                            CONTRACT     COMPLETION
CUSTOMER                      PROJECT DESIGNATION                LOCATION                    AMOUNT         DATE
-------------------------------------------------------------------------------------------------------------------------
                                                                 Coconino County,
Fann Construction             Clint's Well                         AZ                     $    676,092   March 1998

Dept. of United States
  Army                        White Sands MissileRange           New Mexico                    855,108   June 1998

Clark County Department
  of Public Works             LV Beltway                         Las Vegas, NV              29,169,402   March 1998

     The following table describes all projects of the Company in progress as of December 31, 1998. Current contract amounts include agreed upon change orders, if any, and represent the dollar value of the contract to the Company.

                                                                                            CURRENT        AWARD DATE/
                                                                                           CONTRACT         ESTIMATED
CUSTOMER                      PROJECT DESIGNATION                LOCATION                   AMOUNT       COMPLETION DATE
----------------------------------------------------------------------------------------------------------------------------
Arizona Department of         Phoenix - Casa Grande                                                      November 1995/
  Transportation                (Joint Venture)                  Phoenix, AZ              $ 20,991,224   April 1999

Clark County Department                                                                                  June 1996/
  of Aviation                 Ticketing Facility                 Las Vegas, NV               9,097,786   March 1999

Clark County Department                                                                                  August 1996/
  of Aviation                 Terminal D Sitework                Las Vegas, NV              39,516,609   April 1999

Arizona Department of         Squaw Peak Shea-TBird                                                      October 1996/
  Transportation                Continuation                     Phoenix, AZ                38,747,627   November 1999

United States Forest                                             Roosevelt Lake,                         October 1996/
  Service                     School House Campground              AZ                        4,833,884   January 1999

Utah Department of                                                                                       October 1996/
  Transportation              I-15/Woods Crossing                Salt Lake, UT              19,066,321   March 1999

Arizona Department of                                                                                    February 1997/
  Transportation              Payson Show-Low                    Payson, AZ                  4,002,855   February 1999

Arizona Department of                                            Coconino County,                        June 1997/
  Transportation              Blueridge-Forest                     AZ                        2,401,933   February 1999

Clark County General                                                                                     September 1997/
  Services                    McCarran Mobil Home Park           Las Vegas, NV               8,958,184   June 1999

Arizona Department of                                                                                    June 1997/
  Transportation              Pima Freeway                       Phoenix, AZ                56,588,647   September 2000

Utah Department of                                               Salt Lake City,                         August 1997/
  Transportation              Bangerter Highway                    UT                       21,045,091   March 1999

                                                                                            CURRENT        AWARD DATE/
                                                                                           CONTRACT         ESTIMATED
CUSTOMER                      PROJECT DESIGNATION                LOCATION                   AMOUNT       COMPLETION DATE
----------------------------------------------------------------------------------------------------------------------------
Salt Lake City Airport                                           Salt Lake City,                         August 1997/
  Authority                   Utah Taxiway                         UT                     $  9,537,445   March 1999

Arizona Department of                                                                                    August 1997/
  Transportation              Ashfork Devildog                   Williams, AZ                3,646,313   February 1999

Maricopa County Dept.                                            Maricopa County,                        September 1997/
  of Parks & Recreation       Lake Pleasant                        AZ                        1,584,813   January 1999

                                                                                                         September 1997/
Victory Valley Land           Lake Mead                          Henderson, NV               3,273,464   December 1999

                                                                                                         September 1997/
City of Showlow               City of Showlow                    Showlow, AZ                 2,469,918   March 1999

New Mexico Department                                            Donna Ana County,                       December 1997/
  of Transportation           I-15/Hatch                           NM                        3,732,191   March 1999

New Mexico Department                                                                                    December 1997/
  of Transportation           NM Ruidoso                         Ruidoso, NM                 9,367,476   November 1999

Arizona Department of                                            Coconino County,                        December 1997/
  Transportation              SR87-Blueridge                       AZ                        2,417,485   February 1999

Nevada Department of                                                                                     December 1997/
  Transportation              Spaghetti Bowl                     Las Vegas, NV              92,096,200   November 2000

Clark County General                                                                                     April 1998/
  Services                    Yamashita Street                   Overton, NV                 2,061,295   July 1999

Clark County General                                                                                     May 1998/
  Services                    LV Beltway Sec 4                   Las Vegas, NV              29,284,659   December 1999

Arizona Department of                                                                                    April 1998/
  Transportation              Pima-Red Mountain                  Phoenix, AZ                11,199,664   January 2000

Arizona Department of                                                                                    October 1998/
  Transportation              Pineveta/Ashfork                   Payson, AZ                  3,324,644   October 1999

New Mexico Department                                                                                    May 1998/
  of Transportation           Ski Basin Road                     Ruidoso, NM                   879,905   March 1999

                                                                 Salt Lake City,                         May 1998/
Ralph Wadsworth               Wadsworth/Bangerter                  UT                        4,701,767   May 1999

New Mexico Department                                                                                    June 1998/
  of Transportation           Alamagordo                         Alamogordo, NM              7,084,058   December 1999

New Mexico Department                                                                                    July 1998/
  of Transportation           Ruidoso II                         Ruidoso, NM                 7,564,710   November 2000

                                                                                            CURRENT        AWARD DATE/
                                                                                           CONTRACT         ESTIMATED
CUSTOMER                      PROJECT DESIGNATION                LOCATION                   AMOUNT       COMPLETION DATE
----------------------------------------------------------------------------------------------------------------------------
New Mexico Department                                            Ruidoso Downs,                          August 1998/
  of Transportation           US 70                                NM                     $  7,659,877   May 2000

Arizona Department of                                                                                    September 1998/
  Transportation              Sunflower                          Sunflower, AZ              30,564,147   September 2001

New Mexico Department                                                                                    November 1998/
  of Transportation           Alamagordo II                      Alamagordo, NM              2,243,292   December 1999

Utah Department of                                                                                       October 1998/
  Transportation              Grassy Mountain                    Delle, UT                   3,475,328   August 1999

Clark County General                                                                                     September 1998/
  Services                    LV Beltway Section 7, 8 & 9        Las Vegas, NV              55,397,771   June 2000

                                                                                                         October 1998/
Victory Valley Land           Black Mountain Industrial          Las Vegas, NV               1,557,992   December 2000

Maricopa County Department                                                                               December 1998/
  of Transportation           Eagle Eye Road                     Elloy, AZ                   2,447,357   May 1999

BACKLOG

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $220 million at December 31, 1998, compared to approximately $214 million at December 31, 1997. At December 31, 1998, the Company's backlog included approximately $186 million of work that is scheduled for completion during 1999. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. The Company believes that its backlog figures are firm, subject to provisions contained in its contracts which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. The Company has not been materially adversely affected by contract cancellations or modifications in the past. Revenue is impacted in any one period by the backlog at the beginning of the period. The Company's backlog depends upon the Company's success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of the Company's backlog and other internal and external factors. A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year.

COMPETITION

     The Company believes that the primary competitive factors as a prime contractor in the construction industry are price, reputation for quality work, financial strength, knowledge of local market conditions and estimating abilities. The Company believes that it competes favorably with respect to each of the foregoing factors. Most of the Company's projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. Because the Company's bids are often determined by the cost to it of subcontractor services and materials, the Company believes it is often able to lower its overall construction bids due to its prompt payments to, consistent workloads for, and good relationships with its subcontractors and suppliers. The Company competes with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) projects. When bidding on larger infrastructure projects, the Company also competes with larger, well capitalized regional and national contractors (including Granite Construction Incorporated, Peter Kiewit Sons', Inc., Sundt Corp. and Morrison Knudsen), many of whom have larger net worths, higher bonding capacities and more construction personnel than the Company. Due to currently favorable market conditions in Nevada, Arizona, Utah and New Mexico, which have resulted in an increase in heavy construction projects in these states, additional competition may be expected. Such additional competition could reduce the Company's profit margins on certain projects.

     The Company has received single project bond approval up to $110 million and has an aggregate program bond capacity of over $300 million. The Company believes its bonding capacity is sufficient to sustain anticipated growth. Larger competitors typically have unlimited bonding capacity and, therefore, may be able to bid on more work than the Company. Except for bonding capacity, the Company does not believe it is at a competitive disadvantage in relation to its larger competitors. With respect to its smaller competitors, the Company believes that its larger bonding capacity, long relationships with subcontractors and suppliers and the perceived stability of having been in business since 1980 may be competitive advantages.

     The Company does not believe that the competitive environment is materially different in other western states in which the Company may expand. Initially, the Company will be at a competitive disadvantage in new geographic locations until it obtains information on those locations and develops relationships with local subcontractors.

THE CONTRACT PROCESS

     The Company's projects are obtained primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. The Company submits bids after a detailed review of the project specifications, an internal review of the Company's capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. The Company owns, leases, or is readily able to rent, any equipment necessary to complete the projects upon which it bids. After computing estimated costs of the project to be bid, the Company adds its desired profit margin before submitting its bid. The Company believes that success in the competitive bidding process involves
(i) being selective on projects bid upon in order to conserve resources, (ii) identifying projects which require the Company's specific expertise, (iii) becoming familiar with all aspects of the project to avoid costly bidding errors and (iv) analyzing the local market to determine the availability and cost of labor and the degree of competition. Since 1987, the Company has been awarded contracts for approximately 21% of the projects upon which it has bid. A substantial portion of the Company's revenue is derived from projects that involve "fixed unit price" contracts under which the Company is committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete, or linear feet of pipe). The unit price is determined by a number of factors including haul distance between the construction site and the warehouses or supply facilities of local material suppliers and to or from disposal sites, site characteristics and the type of equipment to be used. While the fixed unit price contract generally shifts the risk of estimating the quantity of units for a particular project to the customer, any increase in the Company's unit cost over its unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by the Company.

     Most public sector contracts provide for termination of the contract at the election of the customer. In such event the Company is generally entitled to receive a small cancellation fee in addition to reimbursement for all costs it incurred on the project. Many of the Company's contracts are subject to completion requirements with liquidated damages assessed against the Company if schedules are not met. The Company has not been materially adversely affected by these provisions in the past.

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

     The Company acts as prime contractor on most of its construction projects and subcontracts certain jobs such as electrical, mechanical, guardrail and fencing, signing and signals, foundation drilling, steel erection and other specialty work to others. As prime contractor, the Company bills the customer for work performed and pays the subcontractors from funds received from the customer. Occasionally the Company provides its services as a subcontractor to another prime contractor. As a subcontractor, the Company will generally receive the same or similar profit margin as it would as a prime contractor, although revenue to the Company will be smaller because the Company only contracts a part of the project. As prime contractor, the Company is responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract. The Company occasionally requires its subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require the Company to use its best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds. On average, the Company has required performance bonds for less than 10% of the dollar amount of its subcontracted work. However, the Company is generally aware of the skill levels and financial condition of its subcontractors through its direct inquiry of the subcontractors and contract partners of the subcontractors, as well as its review of financial information provided by the subcontractors and third party reporting services including credit reporting agencies and bonding companies. The Company has not been materially adversely affected by subcontractor related losses over the past five years. As the Company expands into new geographic areas, it expects to obtain references and examine the financial condition of prospective subcontractors before entering into contracts with them, requiring bonding as deemed appropriate.

     In connection with public sector contracts, the Company is required to provide various types of surety bonds guaranteeing its own performance. The Company's ability to obtain surety bonds depends upon its net worth, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of the Company's surety bonds then outstanding and the surety companies' current underwriting standards, which may change from time to time. See "Insurance and Bonding".

INSURANCE AND BONDING

     The Company maintains general liability and excess liability insurance covering its owned and leased construction equipment and workers' compensation insurance in amounts it believes are consistent with its risks of loss and in compliance with specific insurance coverages required by its customers as a part of the bidding process. The Company carries liability insurance of $16 million per occurrence, which management believes is adequate for its current operations and consistent with the requirements of projects currently under construction by the Company.

     The Company is required to provide a surety bond on most of its projects. The Company's ability to obtain bonding, and the amount of bonding required, is primarily determined by the Company's management experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), the Company's performance history, the number and size of projects under construction and other factors. Surety companies consider such factors in light of the amount of the Company's surety bonds then outstanding and the surety companies' current underwriting standards, which may change from time to time. The larger the project and/or the more projects in which the Company is engaged, the greater the Company's bonding, net worth and liquid working capital requirements. Bonding requirements vary depending upon the nature of the project to be performed. The Company generally pays a fee to bonding companies of 1/2% to 1% of the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. The Company has received single project bonding approval up to $110 million and has an aggregate program bond capacity of over $300 million.

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

     For its ready mix operations which the Company pursues through its RMI subsidiary, a more focused marketing effort is required. Certification of plant and facilities must be obtained and maintained in order to comply with certain project requirements. Membership and participation in selected industry associations help increase the Company's exposure to potential clients and are two means by which the Company stays informed on industry developments and future prospects within the marketplace. Customer care and service are important tools for RMI which focuses more on private owners than public works. Building and maintaining customer relations and reputation for quality work are essential elements to the marketing efforts of RMI.

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

EMPLOYEES

     On December 31, 1998, the Company employed approximately 81 salaried employees (including its management personnel and executive officers) and approximately 469 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. For the year ended December 31, 1998, the number of hourly employees ranged from approximately 450 to approximately 550 and averaged approximately 525. At December 31, 1998, the Company is party to four project agreements in Arizona with the Arizona State District Council of Carpenters, AFL-CIO which covers approximately 15% of the Company's hourly workforce. At December 31, 1998, the Company believes its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     The following properties were leased by the Company at December 31, 1998:

       (1) 8,300 square feet of executive office space at 4411 South 40th Street, Suites D-10 and D-11, Phoenix, Arizona, 85040, pursuant to a lease which expires in December 2000, at a monthly rental rate of $6,998 per month.
       (2) 1,800 square feet of office space at 1598 North 400 West, Suite C, Layton, Utah 84041, on a month-to-month basis, at a rental rate of $1,600 per month.
       (3) 2,000 square feet of office space for the Company's ready mix operations, at 3430 E. Flamingo , Suite 100, Las Vegas, Nevada, on a month-to-month basis, at a rental rate of $2,575.
       (4) 2,000 square feet of office space at 1501 Highway 168, Moapa, Nevada 89025, on a month-to-month basis, at a rental rate of $840 per month, from a Company controlled by Kim A. Marshall, a principal stockholder. The Company believes that its rental rates are fair, reasonable and consistent with rates charged by unaffiliated third parties in the same market area.
       (5) 17,500 square feet of property at 1501 Highway 168, Moapa, Nevada 89025, on a month-to-month basis, at a rental rate of $2,500 per month, from a Company controlled by Kim A. Marshall, a principal stockholder. The Company used the property for its manufacturing of prestressed concrete products, a discontinued operation. The lease terminates January 31, 1999 under the plan to discontinue operations of PPI. The Company believes that its rental rates are fair, reasonable and consistent with rates charged by unaffiliated third parties in the same market area.

     The Company owns approximately five acres of land at 109 W. Delhi, North Las Vegas, NV 89030, which is used for the manufacturing of ready mix concrete.

     The Company owns approximately 24.5 acres of property in Moapa, Nevada, which is currently being readied for use as a storage yard.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been listed on the Nasdaq National Market since October 1995 and is traded under the symbol "MVCO". The following table represents the high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

                                        1997                  1998
                                ------------------------------------------
                                   HIGH       LOW        HIGH      LOW
                                ------------------------------------------
        First Quarter........      5 5/8     3 9/16      6 5/8    5 1/8
        Second Quarter.......      5 7/8     3 1/2        7       5 1/2
        Third Quarter........      6 1/4     5 5/16      7 1/4      5
        Fourth Quarter.......      6 9/16    5 1/2       6 1/4    4 5/8

HOLDERS OF RECORD

     As of February 16, 1999 there were 775 record and beneficial owners of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,                                 PROFORMA
----------------------------------------------------
                                                       COMBINED (1)
INCOME STATEMENT DATA:                                    1994            1995           1996            1997           1998
                                                       ------------   -----------    ------------    ------------   ------------
Revenue.............................................   $80,220,521    $90,048,523    $133,723,645    $146,273,286   $187,036,077
Gross Profit........................................     5,472,878      4,354,455       2,810,585       7,861,972      9,444,231
Income (loss) from Operations.......................     4,704,425      2,364,676        (255,072)      3,172,430      3,084,983
Interest Expense....................................       500,000      1,116,464         611,828         624,048        435,358
Income (loss) from continuing operations
   before income taxes (2)..........................     4,565,398      1,608,997         (30,410)      3,235,458      3,592,019
Net income (loss) from continuing operations........     2,824,776      1,059,347         (37,531)      2,072,567      2,169,579
Discontinued Operations:
   Loss from discontinued operations (4)............         -              -             (47,697)       (860,952)      (635,246)
   Estimated loss on disposal of net assets.........         -              -               -               -         (1,950,000)
     of discontinued operations (5)
Net income (loss)...................................     2,824,776      1,059,347         (85,228)      1,211,615       (415,667)
Basic net income (loss) per common share:
   Income (loss) from continuing operations.........   $      0.84    $      0.65    $       (.01)   $       0.58   $       0.60
   Loss from discontinued operations................         -              -                (.01)           (.24)          (.18)
   Estimated loss on disposal of net assets
     of discontinued operations.....................         -              -               -               -               (.54)
Basic net income (loss) per common share ...........   $      0.84    $      0.65    $       (.02)   $        .34   $       (.12)
Diluted net income (loss) per common share:
   Income (loss) from continuing operations.........   $      0.84    $      0.65    $       (.01)   $       0.57   $       0.60
   Loss from discontinued operations................         -              -                (.01)           (.24)          (.17)
   Estimated loss on disposal of net assets
     of discontinued operations.....................         -              -               -               -                (54)
Diluted net income (loss) per common share .........   $      0.84    $      0.65    $       (.02)   $        .33   $       (.11)
Basic weighted average common shares
   outstanding (3)..................................     3,350,000      1,641,663       3,601,250       3,601,250      3,601,250
Diluted weighted average common shares
   outstanding......................................     3,350,000      1,641,663       3,601,250       3,651,360      3,644,651

FINANCIAL POSITION DATA:
Working capital (deficiency)........................   $(3,348,451)   $11,319,107    $  8,689,123    $  5,152,550   $  5,760,414
Total assets........................................    22,375,168     28,909,786      42,171,030      47,737,762     49,297,063
Long-term debt......................................         -          3,689,055       4,631,377       5,847,659      5,977,643
Stockholders' equity (deficit)......................      (232,770)    11,761,997      11,676,769      12,888,384     12,472,717

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

(2) Includes the effect of proforma income tax adjustments reflecting additional income taxes that would have been reported had MVC been subject to federal and state income taxes for the periods presented through September 30, 1994. Prior to October 1, 1994, MVC was a S Corporation and, therefore, did not pay income taxes.
(3) The average shares outstanding and net income (loss) per share for 1994 are computed upon the number of shares of the Company's Common Stock outstanding as of December 31, 1994, including the assumed issuance of 500,000 shares of restricted Common Stock in the MVC acquisition, which were issued during October 1995.
(4) Includes the net income tax benefit of $28,756, $443,520 and $423,497 for the years ended December 31, 1996, 1997 and 1998 for the discontinued operations of Prestressed Products Incorporated.
(5) Estimated loss on disposal of net assets of Prestressed Products Incorporated (net of income tax benefit of $1,300,000), including $1,350,000 for operating losses during the phase-out period.

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

     The Company was incorporated in Nevada on September 15, 1994. On October 1, 1994, the Company purchased all of the outstanding Common Stock of Meadow Valley Contractors, Inc. ("MVC"), for $11.5 million comprised of a $10 million promissory note and $1.5 million paid by the issuance of 500,000 restricted shares of the Company's Common Stock valued at $3.00 per share. On January 4, 1999, the $10 million promissory note was paid in full. MVC was founded in 1980 as a heavy construction contractor and has been engaged in that activity since inception. References to the Company's history include the history of MVC.

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

     In 1996, the Company acquired certain assets, including the tradename, of AKR Contracting ("AKR"), an unaffiliated Company in Phoenix, Arizona. AKR previously specialized in earthwork, grading and paving of residential subdivisions and commercial centers, but has since become increasingly involved in small publicly funded projects in Arizona and New Mexico. Through AKR, the Company entered into operating leases for a portable hot mix asphalt plant and related paving equipment and a rubberized asphalt plant. The asphalt paving capabilities provide the Company the opportunity to expand its existing geographic market and enhance its construction operations in its existing market. To date, AKR has assisted the Company in its expansion into New Mexico and a broadening of the work it performs in Arizona. Moreover, the Company believes the AKR equipment improves its competitiveness and may generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt or rubberized asphalt.

     In 1996, the Company expanded its Nevada construction industry activities with the formation of Ready Mix, Inc. ("RMI") as a wholly-owned subsidiary. RMI manufactures and distributes ready mix concrete in Las Vegas, NV, and targets prospective customers such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI began operations from its first location in March 1997. Financed with internal funds, a $2 million line of credit, notes payable and operating leases, RMI intends to operate from two or more sites using at least 40 mixer trucks.

     In 1996, the Company formed Prestressed Products Incorporated ("PPI") as a wholly-owned subsidiary to design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines included architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada. As a result of continuing operating losses in June 1998, the Company adopted a formal plan (the "plan") to discontinue the operations of PPI. The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets of PPI, which included a provision of $1,350,000 for estimated losses during the phase-out period of July 1, 1998 through June 30, 1999. Management anticipates that the remaining contracts will be completed before the end of April 1999 and the collection of outstanding receivables and the disposition of assets will be completed before the end of the second quarter 1999.

     In 1997, financed through internal funds and operating leases, the Company obtained equipment and experienced personnel to expand its construction capabilities to include the performance of concrete or "white" paving. By performing white paving work, the Company may be able to increase its project revenue and earnings, reduce reliance on white paving subcontractors, maintain greater control over project schedules and improve the likelihood of being awarded projects in which the amount of work proposed to be completed on a project by the prime contractor is a consideration in the competitive bidding process.

     The Company has historically relied upon a small number of projects to generate a significant portion of its revenue. For instance, revenue generated from six projects represented 60% of the Company's revenue for the year ended December 31, 1998. Results for any one calender quarter may fluctuate widely depending upon the stage of completion of the Company's active projects.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

                                                                      Years Ended December 31,
                                                            ------------------------------------------
                                                                1996           1997           1998
                                                            ------------   ------------   ------------
       Revenue...........................................      100.00%         100.00%        100.00%
       Cost of revenue...................................       97.90           94.63          94.95
       Gross profit......................................        2.10            5.37           5.05
       General and administrative expenses...............        2.29            3.21           3.40
       Income (loss) from operations.....................        (.19)           2.16           1.65
       Interest income...................................         .55             .46            .46
       Interest expense..................................        (.46)           (.43)          (.23)
       Other income......................................         .07             .01            .05
       Net income (loss) from continuing operations......        (.03)           1.42           1.16
       Loss from discontinued operations.................        (.03)           (.59)          (.34)
       Estimated loss on disposal of net assets of
         discontinued operations.........................         -               -            (1.04)
       Net income (loss).................................        (.06)            .83           (.22)

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenue and Backlog. Revenue increased 27.9% to $187.0 million for the year ended December 31, 1998 from $146.3 million for the year ended December 31, 1997. The increase was the result of an increase in contract revenue of $36.6 million and a $4.1 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased to $220 million at December 31, 1998 compared to $214 million at December 31, 1997. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit decreased from 5.37% in 1997 to 5.05% in 1998. The decrease in MVC's gross profit margin was the result of (i) cost overruns on certain projects (ii) subcontractor difficulties and (iii) costs related to plan or specification errors. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative Expenses. General and administrative expenses increased to $6,359,248 for 1998 from $4,689,542 for 1997. The increase resulted, in part, from costs associated with expansion into the white paving market amounting to approximately $323,000, $267,000 in corporate labor, $871,000 in costs related to various employee incentive plans, $120,000 in legal costs, $35,000 in costs related to the Company's safety plan, $32,000 in costs related to the administration of various employee incentive and benefit plans and a variety of other costs related to the administration of the corporate and area offices.

     Interest Income and Expense. Interest income for 1998 increased to $856,191 from $666,397 in 1997 due to an increase in cash reserves resulting primarily from billings in excess of costs and estimated earnings on uncompleted projects. Interest expense decreased in 1998 to $435,358 from $624,048, due to a $1,000,000 reduction in related party debt during the fourth quarter 1997 and a $1,500,000 reduction in 1998. At December 31, 1998 the remaining balance on the related party promissory note was $1,000,000. During January 1999, the Company made the final principal payment of $1,000,000.

     Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after income taxes was $2,169,579 in 1998 as compared to $2,072,567 for 1997. The slight increase resulted from higher revenues offset by increased general and administrative expenses and decreased gross profit margins, as well as higher interest income and lower interest expense.

     Discontinued Operations. In June 1998, due to continuing operating losses, the Company decided to dispose of its wholly-owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the year ended December 31, 1998, $1,134,112 of the expected losses were incurred (net of income tax benefit of $756,073). The cessation of the Prestressed Products business is expected to be completed during the second quarter 1999.

     Net Loss.  Net loss, after discontinued operations, for 1998 was $415,667

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31,  1996

     Revenue and Backlog. Revenue increased 9.4% to $146.3 million for the year ended December 31, 1997, from $133.7 million for the year ended December 31, 1996. The increase results primarily from a $12.0 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates.

     Gross Profit. As a percentage of revenue, gross profit increased from 2.10% in 1996 to 5.37% in 1997. The increase in the gross profit margin was the result of decreased gross profit margins experienced during 1996 related to (i) omission of costs from bid estimates (ii) difficulties assembling an adequate skilled labor force due to physical location of a construction site (iii) erroneous assumptions at bid time regarding the Company's construction productivity and (iv) inadequate field and corporate supervision.

     General and Administrative Expenses. General and administrative expenses increased from $3,065,657 for 1996 to $4,689,542 for 1997. The increase results, in part, from the costs associated with the Company's wholly-owned ready-mix concrete subsidiary, the Company's continued expansion in Utah and expansion into white paving. The additional costs associated with the Company's wholly-owned ready-mix concrete subsidiary and the continued expansion in Utah and expansion into white paving amounted to approximately $887,000. The remainder of the increase was $365,948 in corporate labor and a variety of costs including costs in excess of $79,000 related to enhancements in the safety plan, $75,000 related to non-recurring consulting studies and $53,000 related to corporate travel.

     Interest Income and Expense. Interest income decreased in 1997 to $666,397 from $741,270 in 1996, due to a decrease in cash reserves resulting primarily from the expansion into the production and manufacturing of construction materials and the purchase of equipment. Interest expense increased slightly in 1997 to $624,048 from $611,828 in 1996, due primarily to financing certain of the property and equipment additions.

     Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after taxes for 1997 was $2,072,567 compared to a net loss from continuing operations after income taxes for 1996 of $(37,531). The increase primarily resulted from the increase in revenue and gross profit margin offset, in part, by higher general and administrative expenses as discussed above.

     Discontinued Operations. In June 1998, the Company decided to dispose of its wholly-owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. The statements of operations for the years ended December 31, 1996 and 1997 have been restated and operating results of PPI are shown separately. During the years ended December 31, 1996 and 1997, PPI incurred losses in the amounts of $47,697 and $860,952, net of income tax benefits of $28,756 and $443,520. The cessation of the Prestressed Products business is expected to be completed during the second quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the other construction and construction related businesses heretofore discussed. Annual revenue has grown from approximately $134.0 million in 1996 to $187.0 million in 1998. Growth has resulted in the need for additional capital to finance increased receivables, retentions and capital expenditures, and to address fluctuations in the work-in-process billing cycle.

     The following table sets forth, for the periods presented, certain items from the Statements of Cash Flows of the Company.

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                           1996              1997            1998
            Cash Provided By (Used in) Operating Activities.......    $ (3,090,919)     $  7,545,827     $ 10,889,235

            Cash Provided By (Used in) Investing Activities.......        (579,183)       (4,432,322)         331,646

            Cash Used in Financing Activities.....................        (247,283)       (1,738,860)      (3,043,020)

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

     Cash provided by operating activities during 1997 amounted to $7.5 million, primarily the result of net income of $1.2 million, depreciation and amortization of $1.3 million, a decrease in accounts receivable of $2.8 million, an increase in net billings in excess of costs of $3.1 million, $.4 million increase in deferred income tax payable, offset by a decrease in accounts payable of $1.3 million.

     Cash provided by operating activities during 1998 amounted to $10.9 million, primarily the result of a decrease in accounts receivable of $8.7 million, depreciation and amortization of $1.8 million, an increase in net billings in excess of costs of $4.8 million, an increase in accrued liabilities of $1.3 million, offset by a decrease in accounts payable of $4.6 million and an increase in prepaid expenses and other of $.8 million and a net loss of $.4 million.

     Cash used in investing activities during 1996 amounted to $.6 million, primarily the result of the purchase of property and equipment of $1.7 million and the investment in and advances to Prestressed Products Incorporated of $.2 million, offset by a decrease in restricted cash of $1.2 million and proceeds from the sale of property and equipment of $.1 million. The decrease in restricted cash during 1996 is a result of the partial release of funds held in escrow accounts pending the completion of three large volume projects.

     Cash used in investing activities during 1997 amounted to $4.4 million related primarily to an increase in net assets of discontinued operations of $2.6 million and the purchase of property and equipment of $1.8 million.

     Cash provided by investing activities during 1998 amounted to $.3 million related primarily to the decrease in related party note receivable of $.3 million, a decrease in net assets of discontinued operations of $2.5 million and proceeds from the sale of property and equipment in the amount of $.2 million, offset by the increase in restricted cash of $2.0 million and the purchase of property and equipment of $.6 million. The aforementioned note receivable related party was due from Paul R. Lewis, an officer and director of the Company.

     Cash used in financing activities during 1996 included lease payments of $.1 million and equipment loan payments of $.1 million, a total of approximately $.2 million. Cash used in financing activities during 1997 amounted to $1.7 million including $.5 million repayment of a loan from a related party plus $.5 million prepayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $.7 million. Cash used in financing activities during 1998 amounted to $3.0 million including a total of $1.5 million of prepayments of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $1.5 million. The aforementioned note payable related party was due to a principal shareholder of the Company, the Richard C. Lewis Family Revocable Trust I.

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus
 .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At December 31, 1998, and as of the filing date of this report, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At December 31, 1998, the Company was in full compliance with all such covenants and there are no material covenants or restrictions in the lines of credit which the Company believes would impair its operations. The lines of credit expire September 15, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

  Disclosures about Segments of an Enterprise and Related Information:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted this accounting standard on January 1, 1998.

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

KNOWN AND ANTICIPATED FUTURE TRENDS AND CONTINGENCIES

     The Company has increasingly drawn the interest and attention of an AFL-CIO-funded organization known as the Building Trades Organizing Project ("BTOP"). The stated purpose of the BTOP is to organize the workforce of non-union companies. Notwithstanding its stated purpose and the fact that it currently owns 263 shares of the Company's Common Stock, the actions taken by the BTOP relative to the Company have generally been contrary to the interests of the Company's other shareholders. These actions include hindering the Company's productivity by organizing pickets on certain Nevada job sites, filing unfounded unfair labor charges (to date the Company has successfully prevailed on all charges brought against the Company) and interfering with the work of subcontractors and suppliers. In addition, the BTOP has issued press releases wherein the facts were incomplete, mistaken, misleading, blatantly false or stated erroneous conclusions. Unfortunately, all too frequently the wire services have mistakenly attributed to the Company statements made in the BTOP press releases. On one occasion, this caused a dramatic decline in the value of the Company's Common Stock. The BTOP is now seeking to inhibit the Company's ongoing operations by requesting that all transactions with related parties be subject to shareholder approval. The BTOP has also had direct contact with two of the Company's customers, the Nevada Department of Transportation and the New Mexico State Highway and Transportation Department, with the apparent intent of restricting the Company's contractual rights and its ability to continue to obtain future contracts. The Company has successfully minimized the impact of the BTOP's actions on the construction projects, but has, as yet, been unable to prevent BTOP from issuing damaging press releases. It can be anticipated that, barring successful legal action, if any, by the Company the BTOP will continue to use the same tactics in dealing with the Company in the future.

     Subject to the Company's profitability and increases in retained earnings, it is anticipated that the bonding limits will increase proportionately, thereby allowing the Company to bid on and perform more and larger projects.

     The Company believes that government at all levels will continue to be the primary source of funding for infrastructure work. One June 9, 1998, the Transportation Equity Act for the 21st Century ("TEA 21") was signed into law. This bill establishes a total budget authority of $215 billion over the six year period 1998-2003. TEA 21 ensures that tax revenue deposited into the Highway Trust Fund will be spent on transportation improvements by guaranteeing $165 billion for highways and $35 billion for transit and by further stipulating that appropriators can spend trust fund dollars only on transportation. See "Market Overview".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors and executive officers of the Company will be included under the caption "Directors and Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1998, which is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1998, which is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 1998, which is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Information Regarding Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1998, which is hereby incorporated by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements
                See Item 8 of Part II hereof.

     (a)(2)  Financial Statement Schedules
                The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for the years ended December 31, 1996, 1997 and 1998.

     (b)     Reports on Form 8-K
                There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1998.

     (c)     Exhibits

                EXHIBIT
                   NO.                            TITLE
                -------    -----------------------------------------------------

                  1.01     Form of Underwriting Agreement with Spelman & Co.,
                           Inc. (1)

          EXHIBIT
            NO.                              TITLE
          -------   ------------------------------------------------------------
            1.02    Form of Selected Dealer Agreement (1)
            1.03    Form of Representatives' Warrant (1)
            1.04    Consulting Agreement with the Representative (1)
            1.05    Form of Amended Underwriting Agreement (Spelman & Co., Inc.)
                    (1)
            1.06    Form of Amended Representatives' Warrant (Spelman & Co.,
                    Inc.)(1)
            1.07    Form of Underwriting Agreement (H D Brous & Co., Inc.)(1)
            1.08    Form of Selected Dealer Agreement (H D Brous & Co., Inc.)(1)
            1.09    Form of Representatives' Unit Warrant (H D Brous & Co.,
                    Inc.)(1)
            1.10    Warrant Agreement (1)
            1.11    Agreement Among Underwriters (1)
            1.12    Form of Underwriting Agreement (H D Brous & Co., Inc. and
                    Neidiger/Tucker/Bruner, Inc.)(1)
            1.13    Form of Agreement Among Underwriters (H D Brous & Co., Inc.
                    and Neidiger/Tucker/Bruner, Inc.)(1)
            1.14    Form of Selected Dealer Agreement (H D Brous & Co., Inc. and
                    Neidiger/Tucker/Bruner, Inc.)(1)
            1.15    Form of Representatives' Warrant Agreement, including Form of Representatives' Warrant (H D Brous & Co., Inc. and
                    Neidiger/Tucker/Bruner, Inc.)(1)
            3.01    Articles of Incorporation and Amendments thereto of the
                    Registrant (1)
            3.02    Bylaws of the Registrant (1)
            3.03    Bylaws of the Registrant Effective October 20, 1995 (1)
            5.01    Opinion of Gary A. Agron, regarding legality of the Common
                    Stock (includes Consent)(1)
            5.02    Opinion of Gary A. Agron, regarding legality of the Units,
                    Common Stock and Warrants (1)
           10.01    Incentive Stock Option Plan (1)
           10.02    Office lease of the Registrant (1)
           10.03    Office lease of the Registrant (1)
           10.04    Contract between the State of Arizona and the Registrant
                    dated October 22, 1993 (1)
           10.05    Surety Bond between the Registrant and St. Paul Fire &
                    Marine Insurance Company (1)
           10.06    Surety Bond between the Registrant and United States
                    Fidelity and Guaranty Company (1)
           10.07    Contract between Clark County, Nevada and the Registrant
                    dated October 6, 1992 (1)
           10.08    Surety Bond between the Registrant and St. Paul Fire and
                    Marine Insurance Company (1)
           10.09    Agreement between Salt Lake City Corporation and the
                    Registrant dated May 5, 1993 (1)
           10.10    Contract between Clark County, Nevada and the Registrant
                    dated July 21, 1993 (1)
           10.11    Contract between Clark County, Nevada and the Registrant
                    dated August 17, 1993 (1)
           10.12    Promissory Note executed by Robert C. Lewis and Richard C.
                    Lewis (1)
           10.13    Promissory Note executed by Moapa Developers, Inc. (1)

          EXHIBIT
            NO.                              TITLE
          -------   ------------------------------------------------------------
           10.14    Promissory Note executed by Paul R. Lewis (1)
           10.15    Contract between Clark County, Nevada and the Registrant
                    dated September 7, 1993 (1)
           10.16    Agreement between Salt Lake City Corporation and the
                    Registrant dated February 11, 1994 (1)
           10.17    Contract between Northwest/Cheyenne Joint Venture and the
                    Registrant dated March 16, 1994 (1)
           10.18    Contract between Clark County, Nevada and the Registrant
                    dated April 5, 1994 (1)
           10.19    Statutory Payment Bond dated September 8, 1994 (1)
           10.20    Employment Agreement with Mr. Lewis (1)
           10.21    Employment Agreement with Mr. Black (1)
           10.22    Employment Agreement with Mr. Terril (1)
           10.23    Employment Agreement with Mr. Nelson (1)
           10.24    Employment Agreement with Ms. Danley (1)
           10.25    Employment Agreement with Mr. Jessop (1)
           10.26    Employment Agreement with Mr. Larson (1)
           10.27    Stock Purchase Agreement (1)
           10.28    Form of Lockup Letter (1)
           10.29    Revolving Credit Loan Agreement (1)
           10.30    Contract Award Notification - Arizona Department of
                    Transportation (1)
           10.31    Contract Award Notification - McCarran International Airport
                    (1)
           10.32    Contract Award Notification - City of Henderson (1)
           10.33    Contract between Registrant and Arizona Department of
                    Transportation (1)
           10.34    Contract between Registrant and Arizona Department of
                    Transportation (1)
           10.35    Office Lease of the Registrant (1)
           10.36    Contract between Registrant and Arizona Department of
                    Transportation (2)
           10.37    Contract Award Notification - Clark County (2)
           10.38    Joint Venture Agreement (2)
           10.39    Employment Agreement with Mr. Grasmick (2)
           10.40    Contract between Registrant and Clark County, Nevada (2)
           10.41    Contract between Registrant and Clark County, Nevada (2)
           10.42    Contract between Registrant and Utah Department of
                    Transportation (2)
           10.43    Contract between Registrant and Arizona Department of
                    Transportation (2)
           10.44    Promissory Note executed by Nevada State Bank (2)
           10.45    Escrow Settlement Documents and related Promissory Note (2)
           10.46    Conveyor Sales Contract and Security Agreement (2)
           10.47    CAT Financial Installment Sale Contract (2)
           10.48    Second and Third Amendments to Office Lease of the
                    Registrant (2)
           10.49    Lease Agreement with US Bancorp (2)

          EXHIBIT
            NO.                              TITLE
          -------   ------------------------------------------------------------
           10.50    Lease Agreement with CIT Group (2)
           10.51    CAT Financial Installment Sale Contract (3)
           10.52    CAT Financial Installment Sale Contract (3)
           10.53    CAT Financial Installment Sale Contract (3)
           10.54    CAT Financial Installment Sale Contract (3)
           10.55    CAT Financial Installment Sale Contract (3)
           10.56    Escrow Settlement Documents (3)
           10.57    Promissory Note executed by General Electric Capital
                    Corporation (3)
           10.58    Promissory Note executed by General Electric Capital
                    Corporation (3)
           10.59    Promissory Note executed by General Electric Capital
                    Corporation (3)
           10.60    Promissory Note executed by General Electric Capital
                    Corporation (3)
           10.61    Promissory Note executed by Nevada State Bank (3)
           10.62    KDC Sales Contract (3)
           10.63    Lease Agreement with CIT (3)
           10.64    Lease Agreement with CIT (3)
           10.65    Contract between Registrant and Utah Department of
                    Transportation (3)
           10.66    Contract between Registrant and Clark County, Nevada (3)
           10.67    Contract between Registrant and New Mexico State Highway and
                    Transportation Department (3)
           10.68    Contract between Registrant and Salt Lake City Corporation
                    (3)
           10.69    Contract between Registrant and Utah Department of
                    Transportation (3)
           10.70    Contract between Registrant and Arizona Department of
                    Transportation (3)
           10.71    Contract between Registrant and Nevada Department of
                    Transportation (3)
           10.72    Employment and Indemnification Agreements with Mr. Nelson
                    (3)
           10.73    Employment and Indemnification Agreements with Mr. Terril
                    (3)
           10.74    Employment and Indemnification Agreements with Mr. Lewis (3)
           10.75    Employment and Indemnification Agreements with Mr. Larson
                    (3)
           10.76    Employment and Indemnification Agreements with Mr. Burnell
                    (3)
           10.77    Lease Agreement with Banc One Leasing Corp.
           10.78    Lease Agreement with Banc One Leasing Corp.
           10.79    Lease Agreement with Banc One Leasing Corp.
           10.80    Lease Agreement with US Bancorp.
           10.81    Security Agreement with Associates Commercial Corporation
           10.82    Lease Agreement with Caterpillar Financial Services
           10.83    Contract between Registrant and Clark County, Nevada
           10.84    Contract between Registrant and Arizona Department of
                    Transportation
           10.85    Contract between Registrant and New Mexico State Highway and
                    Transportation Department

          EXHIBIT
            NO.                              TITLE
          -------   ------------------------------------------------------------
           10.86    Contract between Registrant and New Mexico State Highway and
                    Transportation Department
           10.87    Contract between Registrant and New Mexico State Highway and
                    Transportation Department
           10.88    Joint Venture Agreement between Registrant and R.E. Monks
                    Construction Co.
           10.89    Contract between Meadow Valley Contractors, Inc./R.E. Monks
                    Construction Co. (JV) and Arizona Department of
                    Transportation
           10.90    Contract between the Registrant and Utah Department of
                    Transportation
           10.91    Contract between the Registrant and Clark County, Nevada
           10.92    General Agreement of Indemnity between the Registrant and
                    Liberty Mutual Insurance Company
           10.93    Employment Agreement with Mr. Larson
           10.94    Lease Agreement between the Registrant and Ken Nosker
           16.01    Letter re: Change in Certifying Accountant (1)
           21.01    Subsidiaries of the Registrant (1)
           23.01    Consent of Semple & Cooper (Meadow Valley Contractors,
                    Inc.)(1)
           23.02    Consent of Semple & Cooper (Meadow Valley Corporation)(1)
           23.03    Consent of Gary A. Agron, Esq. (See 5.01, above.)(1)
           23.04    Consent of Semple & Cooper (Meadow Valley Contractors,
                    Inc.)(1)
           23.05    Consent of BDO Seidman, LLP (Meadow Valley Corporation)(1)
           23.06    Consent of Semple & Cooper (Meadow Valley Contractors,
                    Inc.)(1)
           23.07    Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
           23.08    Consent of Semple & Cooper (Meadow Valley Contractors,
                    Inc.)(1)
           23.09    Consent of BDO Seidman, LLP (Meadow Valley Corporation and
                    Meadow Valley Contractors, Inc.)(1)
           23.10    Consent of Semple & Cooper (Meadow Valley Contractors,
                    Inc.)(1)
           23.11    Consent of BDO Seidman, LLP (Meadow Valley Corporation and
                    Meadow Valley Contractors, Inc.)(1)
           23.12    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)
                    (1)
           23.13    Consent of BDO Seidman, LLP (Meadow Valley Corporation and
                    Meadow Valley Contractors, Inc.)(1)
           23.14    Consent of Semple & Cooper (Meadow Valley Contractors,
                    Inc.)(1)
           23.15    Consent of BDO Seidman, LLP (Meadow Valley Corporation and
                    Meadow Valley Contractors, Inc.)(1)
           27       Financial Data Schedule
_____________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995.
(2) Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-K.
(3) Incorporated by reference to the Company's December 31, 1997 Annual Report on Form 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEADOW VALLEY CORPORATION

                                         /s/ Bradley E. Larson
                                         ---------------------------------------
                                         Bradley E. Larson
                                         President and Chief Executive Officer
                                         Date: March 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Bradley E. Larson                    /s/ Gary W. Burnell
-------------------------------------    ---------------------------------------
Bradley E. Larson,                       Gary W. Burnell,
Director, President and                  Vice President, Treasurer and
Chief Executive Officer                  Chief Financial Officer
Date: March 15, 1999                     Date: March 15, 1999


/s/ Kenneth D. Nelson                    /s/ Paul R. Lewis
-------------------------------------    ---------------------------------------
Kenneth D. Nelson,                       Paul R. Lewis,
Director, Chief Administrative           Director and Chief Operating Officer
Officer and Vice President               Date: March 15, 1999
Date: March 15, 1999


/s/ Alan A. Terril                       /s/ Gary A. Agron
-------------------------------------    ---------------------------------------
Alan A. Terril,                          Gary A. Agron,
Director and Vice President -            Director
Nevada Operations                        Date: March 15, 1999
Date: March 15, 1999


/s/ Charles E. Cowan                     /s/ Julie L. Bergo
-------------------------------------    ---------------------------------------
Charles E. Cowan,                        Julie L. Bergo
Director                                 Secretary and Principal Accounting
Date: March 15, 1999                     Officer
                                         Date: March 15, 1999

                         INDEX TO FINANCIAL STATEMENTS


MEADOW VALLEY CORPORATION AND SUBSIDIARIES


   Independent Certified Public Accountants' Report
   ..............................................................   F-2

   Consolidated Balance Sheets at December 31, 1997 and 1998
   ..............................................................   F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1996, 1997, and 1998.............................   F-4

   Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 31, 1996, 1997 and 1998...   F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1997 and 1998..............................   F-6

   Notes to Consolidated Financial Statements....................   F-8

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT




To the Stockholders and Board of Directors of Meadow Valley Corporation

We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 1996, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadow Valley Corporation and Subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations, and cash flows for each of the years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.





                                                        BDO Seidman, LLP



Los Angeles, California
February 17, 1999

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,         DECEMBER 31,
Assets                                                                                    1997                 1998
                                                                                      --------------       ------------
Current Assets:
     Cash and cash equivalents (Notes 1 and 2)....................................    $   2,815,164       $   10,993,025
     Restricted cash (Notes 1, 2 and 17)..........................................        1,719,768            3,678,685
     Accounts receivable, net (Notes 1, 3 and 17).................................       24,142,358           15,434,491
     Prepaid expenses and other...................................................          891,359            1,858,184
     Note receivable - related party (Note 11)....................................          257,575              -
     Note receivable - other (Note 10)............................................            2,009                2,386
     Costs and estimated earnings in excess of billings on uncompleted
      contracts  (Note 4).........................................................        3,913,475            3,850,619
                                                                                      -------------       --------------
           Total Current Assets...................................................       33,741,708           35,817,390

Property and equipment, net (Notes 1, 5, 8, 11 and 21)............................        9,026,751           10,995,846
Refundable deposits...............................................................          127,736              191,433
Note receivable - other (Note 10).................................................          209,264              206,421
Goodwill, net (Note 1)............................................................        1,740,821            1,660,792
Tradename, net (Note 1)...........................................................           12,177              -
Net assets of discontinued operations.............................................        2,879,305              425,181
                                                                                      -------------       --------------
                Total Assets......................................................    $  47,737,762       $   49,297,063
                                                                                      ==============      ===============
Liabilities and Stockholders' Equity:
Current Liabilities:
     Note payable - related party (Notes 11 and 21)...............................    $     500,000       $     -
     Notes payable - other (Notes 8 and 21).......................................          818,846            1,145,621
     Obligations under capital leases (Note 13)...................................          405,204              678,562
     Accounts payable (Notes 6 and 11)............................................       18,371,357           13,797,436
     Accrued liabilities (Notes 7 and 11).........................................        1,842,860            3,091,362
     Billings in excess of costs and estimated earnings on uncompleted
     contracts (Note 4)...........................................................        6,650,891           11,343,995
                                                                                      -------------       --------------
           Total Current Liabilities..............................................       28,589,158           30,056,976

Deferred income taxes (Notes 1 and 12)............................................          412,561              789,727
Obligations under capital leases (Note 13.........................................          973,847            2,031,316
Note payable - related party (Notes 11 and 21)....................................        2,000,000            1,000,000
Notes payable - other (Notes 8 and 21)............................................        2,873,812            2,946,327
                                                                                      -------------       --------------
         Total Liabilities........................................................       34,849,378           36,824,346
                                                                                      -------------       --------------
Commitments and contingencies (Notes 9, 11, 13 and 15)
Stockholders' Equity:
  Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued
   and outstanding (Note 14)......................................................          -                    -
  Common stock - $.001 par value; 15,000,000 shares authorized, 3,601,250
   issued and outstanding (Notes 14 and 18).......................................            3,601                3,601
  Additional paid-in capital......................................................       10,943,569           10,943,569
  Capital adjustments.............................................................         (799,147)            (799,147)
  Retained earnings...............................................................        2,740,361            2,324,694
                                                                                      -------------       --------------
         Total Stockholders' Equity...............................................       12,888,384           12,472,717
                                                                                      -------------       --------------
         Total Liabilities and Stockholders' Equity...............................    $  47,737,762       $   49,297,063
                                                                                      =============       ==============

   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                               MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the Years Ended December 31,
                                                               -------------------------------------------------------------
                                                                       1996                1997                1998
                                                               -------------------------------------------------------------
Revenue (Note 17)...........................................   $    133,723,645      $    146,273,286      $    187,036,077

Cost of revenue (Note 11)...................................        130,913,060           138,411,314           177,591,846
                                                               ----------------      ----------------      ----------------
Gross profit................................................          2,810,585             7,861,972             9,444,231

General and administrative expenses (Note 11)...............          3,065,657             4,689,542             6,359,248
                                                               ----------------      ----------------      ----------------
Income (loss) from operations...............................           (255,072)            3,172,430             3,084,983
                                                               ----------------      ----------------      ----------------
Other Income (Expense):
Interest income.............................................            741,270               666,397               856,191
Interest expense (Note 11)..................................           (611,828)             (624,048)             (435,358)
Other income................................................             95,220                20,679                86,203
                                                               ----------------      ----------------      ----------------
                                                                        224,662                63,028               507,036
                                                               ----------------      ----------------      ----------------
Income (loss) from continuing operations before income taxes            (30,410)            3,235,458             3,592,019

Income tax expense (Note 12)................................             (7,121)           (1,162,891)           (1,422,440)
                                                               ----------------      ----------------      ----------------
Net income (loss) from continuing operations................            (37,531)            2,072,567             2,169,579

Discontinued operations (Note 20):
  Loss from operations of Prestressed Products subsidiary,
   net of income tax benefit of $28,756, $443,520 and
   $423,497.................................................            (47,697)             (860,952)             (635,246)

  Estimated loss on disposal of net assets of Prestressed
   Products subsidiary (net of income tax benefit of
   $1,300,000), including $1,350,000 for operating losses
   during phase-out period..................................                  -                     -            (1,950,000)
                                                               ----------------      ----------------      ----------------
Net income (loss) (Note 18).................................   $        (85,228)     $      1,211,615      $       (415,667)
                                                               ================      ================      ================
Basic net income (loss) per common share (Note 19):
  Income (loss) from continuing operations..................   $           (.01)     $            .58      $            .60
  Loss from operations of Prestressed Products subsidiary...               (.01)                 (.24)                 (.18)
  Estimated loss on disposal of net assets of Prestressed
   Products subsidiary......................................                   -                    -                  (.54)
                                                               ----------------      ----------------      ----------------
Basic net income (loss) per common share....................   $           (.02)     $            .34      $           (.12)
                                                               ================      ================      ================
Diluted net income (loss) per common share (Note 19):
   Income (loss) from continuing operations.................  $            (.01)     $            .57      $            .60
   Loss from operations of Prestressed Products subsidiary..               (.01)                 (.24)                 (.17)
   Estimated loss on disposal of net assets of Prestressed
    Products subsidiary.....................................                  -                     -                  (.54)
                                                               ----------------      ----------------      ----------------
Diluted net income (loss) per common share..................   $           (0.2)     $            .33      $           (.11)
                                                               ================      ================      ================
Basic weighted average common shares outstanding
  (Note 19).................................................          3,601,250             3,601,250             3,601,250
                                                               ================      ================      ================
Diluted weighted average common shares outstanding
   (Note 19)................................................          3,601,250             3,651,360             3,644,651
                                                               ================      ================      ================


   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                        COMMON STOCK
                                               -----------------------------
                                                   NUMBER OF
                                                    SHARES                       PAID-IN         CAPITAL       RETAINED
                                                  OUTSTANDING      AMOUNT        CAPITAL       ADJUSTMENT      EARNINGS
                                               ----------------  ------------   --------------   --------------   --------------
Balance at December 31, 1995...................       3,601,250  $      3,601   $   10,943,569   $     (799,147)  $    1,613,974

Net loss for the year..........................                                                                          (85,228)
                                               ----------------  ------------   --------------   --------------   --------------
Balance at December 31, 1996...................       3,601,250         3,601       10,943,569         (799,147)       1,528,746

Net income for the year........................                                                                        1,211,615
                                               ----------------  ------------   --------------   --------------   --------------
Balance at December 31, 1997...................       3,601,250         3,601       10,943,569         (799,147)       2,740,361

Net loss for the year..........................                                                                         (415,667)
                                               ----------------  ------------   --------------   --------------   --------------
Balance at December 31, 1998...................       3,601,250  $      3,601   $   10,943,569   $     (799,147)  $    2,324,694
                                               ================  ============   ==============   ==============   ==============


   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended December 31,
                                                                --------------------------------------------------------
                                                                       1996               1997                1998
                                                                -----------------   ----------------   -----------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
     Cash received from customers...............................$     122,322,752  $     152,130,455   $     200,534,004
     Cash paid to suppliers and employees.......................     (124,400,016)      (143,994,944)       (188,760,555)
     Interest Received..........................................          685,738            615,008             878,517
     Interest paid..............................................         (642,344)          (658,622)           (488,474)
     Income taxes paid..........................................       (1,057,049)          (546,070)         (1,274,257)
                                                                -----------------  -----------------   -----------------
       Net cash provided by (used in) operating activities......       (3,090,919)         7,545,827          10,889,235
                                                                -----------------  -----------------   -----------------
Cash flows from investing activities:
     Purchase of AKR Contracting tradename......................          (36,531)                 -                   -
     Decrease (increase) in restricted cash.....................        1,213,972           (304,191)         (1,958,917)
     Collection of notes receivable - related party.............                -                  -             257,575
     Collection of note receivable - other......................              876              1,184               2,466
     Proceeds from sale of property and equipment...............          126,431            322,960             165,182
     Proceeds from sale of rental real estate...................           16,866                  -                   -
     Purchase of property and equipment.........................       (1,653,806)        (1,819,960)           (588,784)
     Decrease (increase) in net assets of discontinued
        operations..............................................         (246,991)        (2,632,315)          2,454,124
                                                                -----------------  -----------------   -----------------
        Net cash provided by (used in) investing activities.....         (579,183)        (4,432,322)            331,646
                                                                -----------------  -----------------   -----------------
Cash flows from financing activities:
     Repayment of capital lease obligations.....................         (124,333)          (319,428)           (645,534)
     Repayment of notes payable - other.........................         (122,950)          (419,432)           (897,486)
     Repayment of note payable - related party..................                -         (1,000,000)         (1,500,000)
                                                                -----------------  -----------------   -----------------
          Net cash used in financing activities.................         (247,283)        (1,738,860)         (3,043,020)
                                                                -----------------  -----------------   -----------------
Net increase (decrease) in cash and cash equivalents............       (3,917,385)         1,374,645           8,177,861

Cash and cash equivalents at beginning of year..................        5,357,904          1,440,519           2,815,164
                                                                =================  =================   =================
Cash and cash equivalents at end of year........................$       1,440,519  $       2,815,164   $      10,993,025
                                                                =================  =================   =================


   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                  For the Years Ended December 31,
                                                                     ----------------------------------------------------------
                                                                            1996                1997                 1998
                                                                     -----------------    ----------------    -----------------
Increase (Decrease) in Cash and Cash Equivalents (Continued):

Reconciliation of Net Income (Loss) to Net Cash Provided by
(Used in) Operating Activities:
Net Income (loss)....................................................$         (85,228)   $      1,211,615    $        (415,667)
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Depreciation and amortization.......................................          763,886           1,277,764            1,849,628
 Gain on sale of property and equipment..............................          (38,170)            (24,890)             (29,777)
 Gain on sale of rental real estate..................................          (11,316)                  -                    -
 Deferred income taxes payable.......................................          (21,635)            399,951              377,166

Changes in Assets and Liabilities:
     Accounts receivable.............................................      (13,095,536)          2,770,489            8,685,541
     Prepaid expenses and other......................................         (968,247)           (152,550)            (801,540)
     Costs and estimated earnings in excess of billings on
      uncompleted contracts..........................................       (1,005,150)           (187,147)              62,856
     Interest payable................................................          (30,516)            (34,574)             (53,116)
     Accounts payable................................................        8,644,352          (1,258,450)          (4,573,921)
     Accrued liabilities.............................................          767,429             100,100            1,301,618
     Billings in excess of costs and estimated earnings on
       uncompleted contracts.........................................        2,654,059           3,278,038            4,693,104
     Interest receivable.............................................          (55,532)            (51,389)              22,326
     Income tax receivable...........................................                -             216,870             (228,983)
     Income taxes payable............................................         (609,315)                  -                    -
                                                                     -----------------    ----------------    -----------------
Net cash provided by (used in) operating activities..................$      (3,090,919)   $      7,545,827    $      10,889,235
                                                                     -----------------    ----------------    -----------------

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

   Principles of Consolidation:
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries MVC and RMI. Intercompany transactions and balances have been eliminated in consolidation.

   Accounting Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Significant estimates are used when accounting for the percentage of completion and the estimated gross profit on projects in progress, allowance for doubtful accounts, depreciation and amortization, accruals, taxes, contingencies and goodwill, which are discussed in the respective notes to the consolidated financial statements.

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

   Restricted Cash:
     At December 31, 1997 and December 31, 1998 funds in the amount of $1,719,768 and $3,678,685 were held in trust, in lieu of retention, on certain of the Company's construction contracts and will be released to the Company after the contracts are completed.

   Accounts Receivable:
     Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress.

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At December 31, 1997 and December 31, 1998 the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $35,441 and $59,178. During the years ended December 31, 1996, 1997 and 1998 the Company incurred bad debt expense in the amounts of $0, $35,441 and $59,273.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   Property and Equipment:
     Property and equipment are recorded at cost. Depreciation charged to operations during the years ended December 31, 1996, 1997 and 1998 was $671,269, $1,185,147 and $1,757,422. Depreciation is provided for on the straight-line method, over the following estimated useful lives.

               Plant                                  15 years
               Computer equipment                     5-7 years
               Equipment                              3-10 years
               Vehicles                               5 years
               Office furniture and equipment         5-7 years
               Leasehold Improvements                 5 years

     At December 31, 1998, property and equipment with a net book value of $6,799,459 were pledged as collateral for notes payable and capital lease obligations.

   Goodwill:
     Goodwill represents the excess of the costs of acquiring Meadow Valley Contractors, Inc. over the fair value of its net assets and is being amortized on the straight-line method over twenty-five (25) years. Amortization expense charged to operations for each of the years ended December 31, 1996, 1997 and 1998 was $80,029. The carrying value of goodwill will be periodically reviewed by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill is less than its carrying value.

   Tradename:
     On January 2, 1996, the Company acquired the tradename of AKR Contracting in the amount of $36,531. The tradename amortization is provided for on a straight line basis over three years. Amortization expense charged to operations in each of the years ended December 31, 1996, 1997 and 1998 was $12,177.

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

     The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 1997 and 1998.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of:
     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company has adopted this accounting standard and its effects on the financial position and results of operations were immaterial.

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

   Earnings per Share:
     Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company adopted this accounting standard on December 15, 1997. The effect of adopting this standard was that diluted earnings per share for the year ended December 31, 1997, decreased by $.01 over the calculations under APB Opinion No. 15. There was no effect on prior years.

   Reporting Comprehensive Income:
     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted this accounting standard on December 15, 1997. There was no effect on the financial position or results of operations.

   Disclosures about Segments of an Enterprise and Related Information:
     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted this accounting standard on December 15, 1997. There was no material effect on the financial position or results of operations.

   Reporting on the Costs of Start-Up Activities:
     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"), issued by the American Institute of Certified Public Accountants is effective for years beginning after December 15, 1998. Early adoption is permitted. SOP 98-5 requires that costs of start-up activities should be expensed as incurred. The Company does not expect adoption of SOP 98-5 to have a material effect, if any, on its financial position or results of operations.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. CONCENTRATION OF CREDIT RISK:

     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1997 and December 31, 1998, the Company has uninsured cash, cash equivalents, and restricted cash in the amount of $8,460,365 and $16,909,324.

3. ACCOUNTS RECEIVABLE:

     Following is a summary of receivables at December 31, 1997 and December 31, 1998:

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1997           1998
                                                            ------------   ------------
             Contracts in progress.......................   $ 16,328,688   $  9,249,373
             Contracts in progress - retention...........      5,344,958      2,627,812
             Completed contracts.........................         29,361         10,063
             Completed contracts - retention.............        138,163        412,310
             Other trade receivables.....................      1,665,832      2,624,593
             Other receivables...........................        670,797        569,518
                                                            ------------   ------------
                                                              24,177,799     15,493,669
             Less: Allowance for doubtful accounts.......        (35,441)       (59,178)
                                                            ------------   ------------
                                                            $ 24,142,358   $ 15,434,491
                                                            ============   ============

4. CONTRACTS IN PROGRESS:

     Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                             DECEMBER 31,       DECEMBER 31,
                                                                 1997              1998
                                                            --------------     --------------
             Costs incurred on uncompleted contracts.....   $  244,707,543     $  314,134,398
             Estimated earnings to date..................       12,772,635         17,538,432
                                                            --------------     --------------
                                                               257,480,178        331,672,830
             Less: billings to date......................     (260,217,594)      (339,166,206)
                                                            --------------     --------------
                                                            $   (2,737,416)    $   (7,493,376)
                                                            ==============     ==============

     Included in the accompanying balance sheet under the following captions:

             Costs and estimated earnings in excess of billings on
               uncompleted contracts .................................     $   3,913,475    $    3,850,619
             Billings in excess of costs and estimated earnings on
               uncompleted contracts..................................        (6,650,891)      (11,343,995)
                                                                           -------------    --------------
                                                                           $  (2,737,416)   $   (7,493,376)
                                                                           =============    ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                                       DECEMBER 31,        DECEMBER 31,
                                                                           1997               1998
                                                                      --------------      --------------
            Land................................................      $      788,379      $      827,206
            Plant...............................................           1,576,294           2,804,757
            Computer equipment..................................             283,291             306,902
            Equipment...........................................           5,849,024           7,746,895
            Vehicles (Note 13)..................................           2,427,910           2,808,540
            Office furniture and equipment......................              45,816              50,311
            Leasehold improvements..............................               6,863               6,863
                                                                      --------------      --------------
                                                                          10,977,577          14,551,474
            Accumulated depreciation............................          (1,950,826)         (3,555,628)
                                                                      --------------      --------------
                                                                      $    9,026,751      $   10,995,846
                                                                      ==============      ==============

6. ACCOUNTS PAYABLE:

     Accounts payable consist of the following:

                                                                       DECEMBER 31,        DECEMBER 31,
                                                                           1997               1998
                                                                      --------------      --------------
            Trade...............................................      $   13,080,929      $   10,027,339
            Retentions..........................................           5,290,428           3,770,097
                                                                      ==============      ==============
                                                                      $   18,371,357      $   13,797,436
                                                                      ==============      ==============

7. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

                                                                       DECEMBER 31,        DECEMBER 31,
                                                                           1997               1998
                                                                      --------------      --------------
            Compensation.........................................     $      935,597      $    1,275,775
            Interest.............................................             79,143              26,027
            Taxes................................................            289,741             610,254
            Insurance............................................            373,801             534,699
            Other................................................            164,578             644,607
                                                                      ==============      ==============
                                                                      $    1,842,860      $    3,091,362
                                                                      ==============      ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  NOTES PAYABLE - OTHER:

       Notes payable - other consist of the following

                                                                       DECEMBER 31,       DECEMBER 31,
                                                                          1997               1998
                                                                      --------------     --------------
Notes payable, interest rates ranging from 6.382% to 10% with monthly payments of $79,110, due dates ranging from 12/18/99
to 1/1/03, collateralized by equipment...........................     $    3,144,590     $    2,330,458

Notes payable, interest rates ranging from 9.0% to 9.33% with monthly payments of $9,958, due dates ranging from 8/15/03
to 12/31/04, collateralized by land..............................            548,068            476,330

Note payable, interest rate of 6.47% with monthly payments
of $13,216, due 11/20/00, collateralized by equipment............              -                285,160

Note payable, interest rate of 6.6% with monthly payments
of $19,613, due 1/1/03, collateralized by equipment..............              -              1,000,000
                                                                      --------------     --------------
                                                                           3,692,658          4,091,948
Less: current portion                                                       (818,846)        (1,145,621)
                                                                      --------------     --------------
                                                                      $    2,873,812     $    2,946,327
                                                                      ==============     ==============

        Following are maturities of long-term debt for each of the next 5 years:

                    1999............................   $ 1,145,621
                    2000............................     1,098,996
                    2001............................       811,854
                    2002............................       693,613
                    2003............................       310,655
                    Subsequent to 2003..............        31,209
                                                       ===========
                                                       $ 4,091,948
                                                       ===========

9.  LINES OF CREDIT:

        At December 31, 1998, the Company had available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25%. At December 31, 1998, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At December 31, 1998, the Company was in compliance with all such covenants. The lines of credit expires September 15, 1999.

10. NOTE RECEIVABLE - OTHER:

        Note receivable - other consist of the following:

                                                                        December 31,      December 31,
                                                                            1997             1998
                                                                        ------------      ------------
8% note receivable, 84 monthly payments in the amount of $1,565 commencing July 19, 1996, balloon payment in the amount of
$197,282 due June 19, 2003, collateralized by deed of trust........     $    211,273      $    208,807

Less: current portion..............................................           (2,009)           (2,386)
                                                                        ------------      ------------
                                                                        $    209,264      $    206,421
                                                                        ============      ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RELATED PARTY TRANSACTIONS:

    Note receivable - related party:
         Note receivable - related party consists of a 6% note receivable from a corporate officer, dated December 15, 1994, due June 15, 1997, collateralized by 100,000 share of the Company's common stock. During June 1997, the Company extended the due date to June 15, 1998. Note receivable - related party was $257,575 at December 31, 1997. During January 1998, the note receivable - related party was paid in full.

    Equipment:
         During the years ended December 31, 1997 and 1998, the Company purchased equipment used in the construction business from a related party in the amounts of $2,500 and $295,000.

    Professional Services:
         During the years ended December 31, 1997 and 1998, a related party rendered professional services to the Company in the amounts of $16,060 and $10,904. During each of the years ended December 31, 1997 and 1998, the Company paid outside board of directors a total of $5,000.

    Subcontractor/Supplier:
         Various related parties provided materials and equipment used in the Company's construction business during the years ended December 31, 1996, 1997 and 1998, in the amounts of $246,051, $153,189 and $191,694. Included in accounts payable at December 31, 1997 and 1998 are amounts due to related parties, in the amount of $5,495 and $1,114.

    Royalties:
         During the years ended December 31, 1997 and 1998, the Company paid various related parties mining royalties in the amounts of $76,392 and $186,949. Included in accounts payable at December 31, 1997 and 1998 are amounts due to related parties, in the amount of $6,810 and $10,424.

    Accrued Interest:
         During the years ended December 31, 1996, 1997 and 1998, the Company incurred interest expense in the amounts of $438,699, $412,842 and $243,322 related to notes payable to a principal stockholder. Included in accrued liabilities at December 31, 1997 and December 31, 1998 are amounts due to related parties, in the amounts of $61,644 and $26,027. Included in accounts receivable at December 31, 1997 is interest due from a related party in the amount of $15,455. During January 1998, the accrued interest receivable in the amount of $15,793 was paid in full.

    Note payable - related party:

                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1997            1998
                                                                           ------------     ------------
12.5% note payable from a related party, due October 16, 2000, due
in equal annual installments of $1,000,000 plus accrued interest.......    $  2,500,000     $  1,000,000
Less: current portion..................................................        (500,000)           -
                                                                           ------------     ------------
                                                                           $  2,000,000     $  1,000,000
                                                                           ============     ============

    Commitments:
         The Company leases office space in Moapa, Nevada on a month-to-month basis from a Company controlled by a principal stockholder with monthly payments of $840. The lease terms also require the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense under the lease for the year ended December 31, 1996, 1997 and 1998 amounted to $9,600, $9,600 and $10,040, respectively.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RELATED PARTY TRANSACTIONS (CONTINUED):

         The Company leases additional space for its prestressed concrete operations on a month-to-month basis from a Company controlled by a principal stockholder with monthly payments of $2,500. The lease terminates January 31, 1999 under the plan to discontinue operations of PPI. Rent expense under the lease for the years ended December 31, 1996, 1997 and 1998 amounted to $15,000, $30,000 and $42,369.

12.  INCOME TAXES:

         The provisions for income taxes (benefit) from continuing operations consist of the following:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                1996           1997            1998
                                                            -----------    ------------    ------------
         Current:
              Federal.................................      $    28,756    $    669,566    $    932,032
              State...................................           -               93,374         113,242
                                                            -----------    ------------    ------------
                                                                 -              762,940       1,045,274
         Deferred.....................................          (21,635)        399,951         377,166
                                                            ===========    ============    ============
                                                            $     7,121    $  1,162,891    $  1,422,440
                                                            ===========    ============    ============

         The Company's deferred tax liability consists of the following, all of which is long-term in nature:

                                                                          DECEMBER 31,
                                                               --------------------------------
                                                                    1997               1998
                                                               -------------      -------------
         Deferred tax asset:
              Other.......................................     $      13,822      $      34,107
         Deferred tax liability:
              Depreciation................................          (426,383)          (823,834)
                                                               -------------      -------------
         Net deferred tax liability.......................     $    (412,561)     $    (789,727)
                                                               =============      =============

         For the years ended December 31, 1996, 1997 and 1998, the effective tax rate differs from the federal statutory rate primarily due to state income taxes.

13. COMMITMENTS:

         The Company is currently leasing office space in Phoenix, Arizona under a non-cancelable operating lease agreement expiring in December 2000. During December 1998, the Company amended the original lease. The amended lease agreement provides for monthly payments of $6,998 through December 31, 1999 and $7,431 from January 1, 2000 through December 31, 2000. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $44,481, $56,576 and $66,117 for the years ended December 31, 1996, 1997 and 1998.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  COMMITMENTS (CONTINUED):

         The Company leases equipment under operating leases expiring on various years through 2003, Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998 for each of the next five years in aggregate are:


                 YEAR ENDED DECEMBER 31,                                AMOUNT
             --------------------------------------------------------------------
             1999...........................................       $     2,170,064
             2000...........................................             2,171,319
             2001...........................................             1,867,775
             2002...........................................               998,673
             2003...........................................               496,448
                                                                   ---------------
             Total minimum payments                                $     7,704,279
                                                                   ===============

         The Company has entered into employment contracts with each of its executive officers that provide for an annual salary, issuance of the Company's common stock and various other benefits and incentives. At December 31, 1997 and 1998, the total commitments, excluding benefits and incentives amount to $1,582,500 and $1,011,250.

         The Company is the lessee of vehicles and equipment under capital leases expiring in various years through 2005. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life. Depreciation on the assets under capital leases charged to expense in 1997 and 1998 was $298,283 and $533,008. At December 31, 1997 and 1998, property and equipment included $1,401,948 and $2,785,777, net of accumulated depreciation, of vehicles and equipment under capital leases.

         Minimum future lease payments under capital leases as of December 31, 1998 for each of the next five years and in aggregate are:

             YEAR ENDED DECEMBER 31,                                AMOUNT
             ----------------------------------------------------------------------
             1999...........................................        $      767,480
             2000...........................................               717,349
             2001...........................................               544,523
             2002...........................................               362,442
             2003...........................................               241,743
             Subsequent to 2003.............................               260,632
                                                                    --------------
             Total minimum payments.........................             2,894,169
             Less: executory costs..........................               (37,057)
                                                                    --------------
             Net minimum lease payments.....................             2,857,112
             Less: amount representing interest.............              (147,234)
                                                                    --------------
             Present value of net minimum lease payment ....        $    2,709,878
                                                                    ==============


14. STOCKHOLDERS' EQUITY:

     Preferred Stock:
         The Company has authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCKHOLDERS' EQUITY (CONTINUED):

    Initial Public Offering:
         During October 1995, the Company completed an initial public offering ("Offering") of Units of the Company's securities. Each unit consisted of one share of $.001 par value common stock and one redeemable common stock purchase warrant ("Warrant"). Each Warrant is exercisable to purchase one share of common stock at $7.20 per share for a period of 5 years from the date of the Offering. The Offering included the sale of 1,926,250 Units at $6.00 per Unit. Net proceeds of the Offering, after deducting underwriting commissions and offering expenses of $2,122,080, amounted to $9,435,420. In connection with the Offering, the Company granted the underwriters warrants to purchase 167,500 shares of common stock at $7.20 per share for a period of twelve months from the date of the offering and for a period of four years thereafter.

15. LITIGATION MATTERS:

         The Company is defending a claimed preference in connection with a payment made to it by an insurance Company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

         The Company is party to a legal action taken by the Nevada Airport Authority/Clark County that will result in the Company repairing or replacing certain items related to a completed contract. The items which are being requested to be repaired or replaced are related to the past performance of a subcontractor and are subject to indemnity and hold harmless obligations by the subcontractor to the Company. The Company has estimated the costs related to the replacement to be approximately $450,000, which may initially be required to be paid by the Company. Under the indemnity and hold harmless obligations, the Company expects to recover all costs incurred.

16. STATEMENT OF CASH FLOWS:

    Non-Cash Investing and Financing Activities:
         The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

         During the years ended December 31, 1996, the Company financed the purchase of construction vehicles and equipment in the amount of $1,719,685.

         During the year ended December 31, 1996, the Company financed the purchase of land in the amount of $420,000.

         During the year ended December 31, 1996, the Company financed the sale of real estate in the amount of $213,333.

         During the years ended December 31, 1997 and 1998, the Company financed the purchase of property, plant and equipment in the amount of $3,658,608 and $3,273,137.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SIGNIFICANT CUSTOMERS:

         For the years ended December 31, 1996, 1997 and 1998, the Company recognized a significant portion of its revenue from four Customers (shown as an approximate percentage of total revenue):


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                       1996               1997                1998
                                                                ------------------- ------------------  ------------------
         A......................................................              23.7%              27.8%               29.9%
         B......................................................              41.3%              33.0%               12.5%
         C......................................................                 -                  -                 8.2%
         D......................................................                 -               7.6%                24.3%


         At December 31, 1997 and December 31 ,1998, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

                                                                              DECEMBER 31,
                                                                --------------------------------------
                                                                       1997                1998
                                                                ------------------  ------------------
         A.....................................................      $   4,276,679       $   8,369,999
         B.....................................................         13,735,567           1,805,712
         C.....................................................          2,936,029           1,646,442
         D.....................................................            112,173           1,709,294


18. STOCK OPTION PLAN:

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

         The following summarizes the stock option transactions:

                                                                                                     WEIGHTED AVERAGE
                                                                                  SHARES              PRICE PER SHARE
                                                                           ---------------------  -------------------------
Outstanding December 31, 1996...........................................                478,925           $5.87
     Granted............................................................                 80,000            5.87
      Forfeited.........................................................                (34,900)           5.87
                                                                           ---------------------

Outstanding December 31, 1997...........................................                524,025            5.87
     Granted............................................................                144,350            5.28
     Forfeited..........................................................                (46,300)           5.28
                                                                           ---------------------
Outstanding December 31, 1998...........................................                622,075            5.43
                                                                           =====================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  STOCK OPTION PLAN (CONTINUED):

         Information relating to stock options at December 31, 1998 summarized by exercise price are as follows:

                                                        OUTSTANDING                                    EXERCISABLE
                                       ------------------------------------------------   ----------------------------------
                                                               WEIGHTED AVERAGE                          WEIGHTED AVERAGE
                                                     ----------------------------------               ----------------------
                                                                           EXERCISE
    EXERCISE PRICE PER SHARE             SHARES        LIFE (YEAR)          PRICE          SHARES        EXERCISE PRICE
---------------------------------      -----------   -----------------  ---------------   ----------  ----------------------
$6.25                                      199,500           10                   $6.25      199,500           $6.25
$4.375 to $5.41                            200,025           10                    5.36      133,350            5.36
$5.31                                       80,000           10                    5.31       26,667            5.31
$5.875                                     142,550           10                   5.875            -              -
---------------------------------      -----------   -----------------  ---------------   ----------  ----------------------
$4.375 to $6.25                            622,075           10                   $5.43      359,517           $5.43
=================================      ===========   =================  ===============   ==========  ======================

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1996, 1997 and 1998. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996, 1997 and 1998 would have been reduced to the proforma amounts presented below:

                                                                       1996               1997                1998
                                                                -----------------   -----------------  -----------------
         Net income (loss)
              As reported.....................................  $        ( 85,228)  $       1,211,615   $       (415,667)
              Proforma........................................           (179,877)            989,003           (933,371)
         Net income (loss) per share
              As reported.....................................  $            (.02)  $             .34   $           (.12)
              Proforma........................................               (.05)                .26               (.24)

         The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996, 1997 and 1998: expected life of options of 5 years, expected volatility of 48.65%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1996, 1997 and 1998 approximated $1.23, $1.01 and $1.44.

19.  BASIC EARNINGS (LOSS) PER SHARE:

         The Company's basic net income (loss) per share at December 31, 1996, 1997 and 1998 was computed by dividing net income for the period by 3,601,250, the basic weighted average number of common shares outstanding during the period.

         Options to purchase 444,025 at a range of $4.375 to $6.25 per share were outstanding during 1996, but were not included in the computation of diluted net loss per common share because the options' exercise price was greater than the average market price of the common share.

         The Company's diluted net income per common share at December 31, 1997 includes 50,110 common shares that would be issued upon exercise of outstanding stock options. Options to purchase 217,200 at $6.25 per share were outstanding during 1997, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common share.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  BASIC EARNINGS (LOSS) PER SHARE (CONTINUED):

         The Company's diluted net income per common share at December 31, 1998 includes 43,401 common shares that would be issued upon exercise of outstanding stock options. Options to purchase 199,500 at $6.25 per share and options to purchase 142,550 at $5.875 per share were outstanding during 1998, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common share.

20.  DISCONTINUED OPERATIONS:

         In June 1998, the Company adopted a formal plan ( the "plan") to discontinue the operations of Prestressed Products Incorporated ("PPI"). The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. Accordingly, the Company has reclassified the operations of PPI as discontinued operations in the accompanying statements of operations. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for PPI, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the year ended December 31, 1998, $1,134,112 of the expected losses were incurred (net of income tax benefit of $756,073).

         Operating results of PPI for the six months ended June 30, 1998 are shown separately in the accompanying statement of operations. The statements of operations for the years ended December 31, 1996 and 1997 have been restated and operating results of PPI are also shown separately.

         The revenue of PPI for the years ended December 31, 1996, 1997 and 1998 were $0, $3,706,109 and $5,419,036. These amounts are not included in revenue in the accompanying statements of operations.

The accompanying consolidated balance sheets as of December 31, 1997 and December 31, 1998, have been restated to reflect the net liabilities and the estimated loss as a single amount as follows:

                                                                     DECEMBER 31,
                                                       --------------------------------------
                                                              1997                  1998
                                                       ------------------ -------------------
         Current assets............................... $   3,020,023       $   1,204,192
         Non-current assets...........................     1,184,717             481,331
         Liabilities..................................    (1,325,435)           (444,454)
                                                       ------------------ -------------------
             Net liabilities..........................     2,879,305           1,241,069
         Estimated loss on disposition................       -                  (815,888)
                                                       ------------------ -------------------
         Net liabilities of discontinued operations... $   2,879,305      $      425,181
                                                       ================== ===================


21. SUBSEQUENT EVENTS:

         During January 1999, the Company made the final principal payment on the $10.0 million promissory note (original 1994 promissory note balance) totaling $1.0 million to the Kim A. Lewis Survivors Trust and the Richard C. Lewis Marital Trust, each of which was created pursuant to the Richard C. Lewis Family Revocable Trust I.

         During January 1999, the Company made interest payments totaling $27,397, related to the $10 million promissory note (original 1994 promissory note balance), to the Kim A. Lewis Survivors Trust and the Richard C. Lewis Marital Trust, each of which was created pursuant to the Richard C. Lewis Family Revocable Trust I.

         During January 1999, the Company financed the purchase of equipment in the amount of $365,940. The note payable has a 6.96% interest rate with monthly payments of $7,239, due January 2004.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  SUBSEQUENT EVENTS (CONTINUED):

         During February 1999, the Company financed the purchase of equipment in the amount of $278,250. The note payable has a 7.15% interest rate with monthly payments of $5,529, due February 2004.

         During February 1999, the Company renegotiated a note payable reducing the interest rate from 10% to 8.5%, effective February 4, 1999. At December 31, 1998, the balance on the note payable was $234,204.

22.  OTHER INFORMATIVE DISCLOSURES:

         Ready Mix, Inc., (a wholly-owned subsidiary), manufactures and distributes ready mix concrete in Las Vegas, NV, and targets prospective customers such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI began operations from its first location in March 1997. Financed with internal funds, a $2 million line of credit, notes payable and operating leases, the Company intends for RMI to operate from two or more sites using at least 40 mixer trucks.

         The following is a summary of the subsidiary's 1997 and 1998 revenue, property and equipment and total assets:

                                                                      1997                  1998
                                                                ------------------  --------------------
                Revenue.........................................$        9,498,757  $         15,156,886
                Property and equipment, net.....................         2,453,144             2,291,170
                Total assets....................................         4,615,940             5,091,32