Form 10-Q
period 1999-03-31
MEADOW VALLEY CORP
filed 1999-05-11
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended      March 31, 1999
                                    --------------

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

                                                Yes   X      No
                                                    -----       -----

Number of shares outstanding of the issuer's common stock:



                  Class                         Outstanding at April 30, 1999
                  -----                         -----------------------------
         Common Stock, $.001 par value                 3,501,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999

PART  I.   FINANCIAL INFORMATION                                          Page
                                                                          Number
Item 1.    Financial Statements                                           ------

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 1999 and
                  March 31, 1998                                            3

                  Condensed Consolidated Balance Sheets -
                  As of March 31, 1999 and December 31, 1998                4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and
                  March 31, 1998                                            5-6

                  Notes to Condensed Consolidated Financial Statements      7-8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            9-12


PART  II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 12

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Three Months Ended
                                                                                    March 31,
                                                                    -------------------------------------
                                                                          1999                1998
                                                                    ----------------   ------------------
                                                                       (Unaudited)         (Unaudited)
Revenue ........................................................    $     58,274,203   $       37,857,514
Cost of revenue ................................................          55,531,017           35,505,986
                                                                    ----------------   ------------------
Gross profit ...................................................           2,743,186            2,351,528
General and administrative expenses ............................           1,955,569            1,549,348
                                                                    ----------------   ------------------
Income from operations .........................................             787,617              802,180
                                                                    ----------------   ------------------
Other income (expense):
Interest income ................................................             138,746              116,982
Interest expense ...............................................             (52,359)            (141,484)
Other income....................................................              45,684               30,912
                                                                    ----------------   ------------------
                                                                             132,071                6,410
                                                                    ----------------   ------------------
Income from continuing operations before income taxes ..........             919,688              808,590
Income taxes ...................................................             367,876              323,436
                                                                    ----------------   ------------------
Net income from continuing operations ..........................             551,812              485,154
Discontinued operations:
     Loss from operations of Prestressed Products subsidiary, net
        of income tax benefit of $146,896 ......................                   -             (220,344)
                                                                    ----------------   ------------------
Net income .....................................................    $        551,812   $          264,810
                                                                    ================   ==================
Basic net income (loss) per common share:
     Income from continuing operations .........................    $            .15   $              .13
     Loss from operations of Prestressed Products subsidiary ...                   -                 (.06)
                                                                    ----------------   ------------------
Basic net income per common share ..............................    $            .15   $              .07
                                                                    ================   ==================
Diluted net income (loss) per common share:
     Income from continuing operations .........................    $            .15   $              .13
     Loss from operations of Prestressed Products subsidiary ...                   -                 (.06)
                                                                    ----------------   ------------------
Diluted net income per common share ............................    $            .15   $              .07
                                                                    ================   ==================
Basic weighted average common shares outstanding ...............           3,571,250            3,601,250
                                                                    ================   ==================
Diluted weighted average common shares outstanding .............           3,608,009            3,655,782
                                                                    ================   ==================


                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,        December 31,
                                                                                   1999              1998 *
                                                                             -----------------  -----------------
                                                                                 (Unaudited)
Assets:
Current Assets:
     Cash and cash equivalents ..........................................    $       2,742,946  $      10,993,025
     Restricted cash ....................................................            4,052,438          3,678,685
     Accounts receivable, net ...........................................           25,507,821         15,434,491
     Prepaid expenses and other .........................................            1,941,245          1,858,184
     Note receivable - other ............................................                2,386              2,386
     Costs and estimated earnings in excess of billings on uncompleted
        contracts .......................................................            3,076,579          3,850,619
                                                                             -----------------  -----------------
               Total Current Assets .....................................           37,323,415         35,817,390
Property and equipment, net .............................................           11,669,700         10,995,846
Refundable deposits .....................................................              215,287            191,433
Note receivable - other .................................................              205,960            206,421
Goodwill, net ...........................................................            1,640,784          1,660,792
Treasury stock held for funding employer retirement plan contributions ..              451,754                  -
Net assets of discontinued operations ...................................              127,464            425,181
                                                                             -----------------  -----------------
                Total Assets ............................................    $      51,634,364  $      49,297,063
                                                                             =================  =================
Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes payable - other ..............................................    $       1,259,802  $       1,145,621
     Obligations under capital leases ...................................              650,579            678,562
     Accounts payable ...................................................           16,805,100         13,797,436
     Accrued liabilities ................................................            2,289,653          3,091,362
     Billings in excess of costs and estimated earnings on uncompleted
       contracts ........................................................           11,800,146         11,343,995
                                                                             -----------------  -----------------
                Total Current Liabilities ...............................           32,805,280         30,056,976
Deferred income taxes ...................................................              789,727            789,727
Obligations under capital leases ........................................            1,840,156          2,031,316
Note payable - related party ............................................                    -          1,000,000
Notes payable - other ...................................................            3,174,672          2,946,327
                                                                             -----------------  -----------------
               Total Liabilities ........................................           38,609,835         36,824,346
                                                                             -----------------  -----------------

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none
       issued and outstanding ...........................................                    -                  -
     Common stock - $.001 par value; 15,000,000 shares authorized,
        3,501,250 and 3,601,250 issued and outstanding ..................                3,601              3,601
     Additional paid-in capital .........................................           10,943,569         10,943,569
     Capital adjustments ................................................             (799,147)          (799,147)
     Retained earnings ..................................................            2,876,506          2,324,694
                                                                             -----------------  -----------------
               Total Stockholders' Equity ...............................           13,024,529         12,472,717
                                                                             -----------------  -----------------
               Total Liabilities and Stockholders' Equity ...............    $      51,634,364  $      49,297,063
                                                                             =================  =================

*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Three Months Ended
                                                                                    March 31,
                                                                    -------------------------------------
                                                                          1999                 1998
                                                                    ----------------     ----------------
                                                                       (Unaudited)          (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
     Cash received from customers ...............................   $     49,418,926      $    36,174,396
     Cash paid to suppliers and employees .......................        (55,102,130)         (35,786,242)
     Interest received ..........................................            157,563              196,109
     Interest paid ..............................................            (78,386)             (81,928)
     Income taxes paid ..........................................           (119,584)            (272,836)
                                                                    ----------------     ----------------
          Net cash provided by (used in) operating activities ...         (5,723,611)             229,499
                                                                    ----------------     ----------------
Cash flows from investing activities:
     Increase in restricted cash ................................           (373,753)            (199,889)
     Collection of notes receivable - other .....................                461                    -
     Collection of note receivable - related party ..............                  -              257,575
     Proceeds from sale of property and equipment ...............             91,428               69,485
     Purchase of property and equipment .........................           (569,760)            (630,418)
     Decrease in net assets of discontinued operations ..........            297,717              227,446
     Purchase of treasury stock held for funding employer
       retirement plan contributions ............................           (451,754)                   -
                                                                    ----------------     ----------------
          Net cash used in investing activities .................         (1,005,661)            (275,801)
                                                                    ----------------     ----------------
Cash flows from financing activities:
     Repayment of notes payable - other .........................           (301,664)            (297,866)
     Repayment of note payable - related party ..................         (1,000,000)                   -
     Repayment of capital lease obligations .....................           (219,143)            (114,077)
                                                                    ----------------     ----------------
          Net cash used in financing activities .................         (1,520,807)            (411,943)
                                                                    ----------------     ----------------
Net decrease in cash and cash equivalents .......................         (8,250,079)            (458,245)
Cash and cash equivalents at beginning of period ................         10,993,025            2,815,164
                                                                    ----------------     ----------------
Cash and cash equivalents at end of period ......................   $      2,742,946     $      2,356,919
                                                                    ================     ================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                   --------------------------------------
                                                                         1999                  1998
                                                                   -----------------     ----------------
                                                                      (Unaudited)           (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(Continued):

Reconciliation of Net Income to Net Cash Provided by
Operating Activities:
Net income .....................................................   $         551,812     $        264,810
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization .............................             507,784              412,525
     Gain on sale of property and equipment ....................             (39,005)             (14,396)

Changes in Assets and Liabilities:
     Accounts receivable .......................................         (10,092,147)          (2,674,572)
     Prepaid expenses and other ................................            (331,353)            (342,917)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts ...................................             774,040             (108,244)
     Refundable deposits .......................................             (23,957)             (44,351)
     Interest payable ..........................................             (26,027)              59,556
     Accounts payable ..........................................           3,007,664            1,893,421
     Accrued liabilities .......................................            (775,682)            (429,242)
     Billings in excess of costs and estimated earnings on
       uncompleted contracts ...................................             456,151            1,083,182
     Interest receivable .......................................              18,817               79,127
     Income tax receivable .....................................             248,292               50,600
                                                                   -----------------     ----------------
          Net cash provided by (used in) operating activities ..    $     (5,723,611)    $        229,499
                                                                   =================     ================


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

2.   Presentation of Interim Information:

         The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of operating results for the entire year.

3.   Treasury stock held for funding employer retirement plan contributions:

         Treasury stock is shown at cost, and as of March 31, 1999 consists of 100,000 shares of common stock held for issuance to fund employer retirement plan contributions.

4.   Notes Payable- other:

         Summary of first quarter additions to Notes payable - other and their balances at March 31, 1999:


6.96% note payable, with monthly payments of $7,239, due 01/15/04,
collateralized by equipment ...............................................   $       355,677

7.15% note payable, with monthly payments of $5,529, due 02/19/04,
collateralized by equipment ...............................................           274,379
                                                                              ---------------
                                                                                      630,056
Less: current portion .....................................................          (112,432)
                                                                              ---------------
                                                                              $       517,624
                                                                              ===============

         Following are maturities of the above long-term debt for each of the next 5 years:

2000 ......................................................................   $       112,432
2001 ......................................................................           120,610
2002 ......................................................................           129,382
2003 ......................................................................           138,793
2004 ......................................................................           128,839
                                                                              ---------------
                                                                              $       630,056
                                                                              ===============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Discontinued Operations:

         In June 1998, the Company adopted a formal plan ( the "plan") to discontinue the operations of Prestressed Products Incorporated ("PPI"). The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. Accordingly, the Company has reclassified the operations of PPI as discontinued operations in the accompanying statements of operations. In June 1998, the Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for PPI, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the three months ended March 31, 1999, $179,375 of the expected losses were incurred (net of income tax benefit of $119,583).

         The revenue of PPI for the three months ended March 31, 1998 and 1999 were $1,653,318 and $65,140. These amounts are not included in revenue in the accompanying statements of operations.

         The accompanying condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998, reflect the net liabilities and the estimated loss as a single amount as follows:


                                                                     March 31,       December 31,
                                                                       1999              1998
                                                                ------------------- -----------------
Current assets ..............................................   $         1,229,879        1,204,192
Non-current assets ..........................................               416,831           481,331
Liabilities .................................................              (882,733)         (444,454)
                                                                ------------------- -----------------
   Net assets ...............................................               763,977         1,241,069
Estimated loss on disposition ...............................              (636,513)         (815,888)
                                                                ------------------- -----------------
Net assets of discontinued operations .......................   $           127,464           425,181
                                                                =================== =================

6.   Related party transactions:

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

Results of Operations
         The following table sets forth, for the three months ended March 31, 1999 and 1998, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.


                                                                           Three months ended
                                                                                March 31,
                                                                  -------------------------------------
                                                                       1999                1998
                                                                  ------------------  -----------------
Revenue .......................................................             100.0%             100.0%
Gross profit ..................................................               4.7                6.2
General and administrative expenses............................               3.4                4.1
Interest income ...............................................                .2                 .3
Interest expense ..............................................                .1                 .4
Other income ..................................................                .1                 .1
Income from continuing operations before income taxes .........               1.5                2.1
Income taxes ..................................................                .6                 .8
Net income from continuing operations .........................                .9                1.3
Discontinued operations:
Loss from operations of Prestressed Products subsidiary .......                 -                 .6
Net income ....................................................                .9                 .7


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenue and Backlog. Revenue for the three months ended March 31, 1999 ("interim 1999") was $58.3 million compared to $37.9 million for the three months ended March 31, 1998 ("interim 1998"). The increase in revenue was the result of a $19.6 million increase in contract revenue and a $.8 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 22% to approximately $172 million at March 31, 1999 from approximately $221 million at March 31, 1998. Revenue may be impacted in any one period by the backlog at the beginning of the period.

         Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 6.2% for interim 1998 to 4.7% for interim 1999. The decrease in MVC's gross profit margin was the result of (i) cost overruns on certain projects (ii) weather and execution difficulties related to a bridge substructure and (iii) increased profit recognition related to several projects nearing completion at March 31, 1998. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

         General and Administrative Expenses. General and administrative expenses, which decreased 17% as a percent of revenue, increased to $1,955,569 for interim 1999 from $1,549,348 for interim 1998. The increase resulted, in part, from costs related to various employee incentive plans amounting to $270,000, $26,000 in costs related to the Company's safety plan, $35,000 in costs related to the education and training of corporate and area personnel and a variety of other costs related to the administration of the corporate and area offices.

         Interest Income and Expense. Interest income for interim 1999 increased to $138,746 from $116,982 in interim 1998 due to an increase in average cash reserves resulting primarily from billings in excess of costs and estimated earnings on uncompleted projects. Interest expense decreased in interim 1999 to $52,359 from $141,484, due primarily to a $1,500,000 reduction in related party debt during 1998 and a $1,000,000 reduction at the beginning of interim 1999.

         Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after income taxes was $551,812 in interim 1999 as compared to $485,154 for interim 1998. The increase resulted from higher revenues along with higher interest income and lower interest expense, offset, in part, by increased general and administrative expenses and decreased gross profit margins.

         Discontinued Operations. In June 1998, due to continuing operating losses, the Company decided to dispose of its wholly-owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the three months ended March 31, 1999, $179,375 of the expected losses were incurred (net of income tax benefit of $119,583). The cessation of the Prestressed Products business is expected to be completed during the second quarter 1999.

         Net income. Net income, after discontinued operations, for interim 1999 was $551,812 as compared to $264,810 for interim 1998.

Liquidity and Capital Resources

         The Company's primary need for capital has been to finance expansion and capital expenditures. Historically, the Company's primary source of cash has been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and to address fluctuations in the work-in-process billing cycle.

         The following table sets forth for the three months ended March 31, 1999 and 1998, certain items from the condensed consolidated statements of cash flows.



                                                                 Three months ended
                                                                      March 31,
                                                        ------------------------------------

                                                               1999               1998
                                                        ------------------  ----------------
Cash Flows Provided by (Used in) Operating Activities . $       (5,723,611) $        229,499
Cash Flows Used in Investing Activities ...............         (1,005,661)         (275,801)
Cash Flows Used in Financing Activities ...............         (1,520,807)         (411,943)


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

         Cash used in operating activities during interim 1999 amounted to $5.7 million, primarily the result of an increase in accounts receivable of $10.1 million, an increase in prepaid expenses and other of $.3 million and a decrease in accrued liabilities of $.8 million, offset, in part, by net income of $.6 million, depreciation and amortization of $.5 million, an increase in accounts payable of $3.0 million, an increase in net billings in excess of costs of $1.2 million and a $.2 million decrease in income tax receivable.

         Cash provided by operating activities during interim 1998 amounted to $.2 million, primarily the result of a net income of $.3 million, an increase in accounts payable of $1.9 million, depreciation and amortization of $.4 million, an increase in net billings in excess of costs of $1.0 million, offset by an increase in accounts receivable of $2.7 million, an increase in prepaid expenses and other of $.3 million and a decrease in accrued liabilities of $.4 million.

         Cash used in investing activities during interim 1999 amounted to $1.0 million related primarily to the purchase of property and equipment of $.6 million, an increase in restricted cash of $.4 million and the purchase of treasury stock held for funding employer retirement plan contributions of $.4 million, offset by a decrease in net assets of discontinued operations of $.3 million and proceeds from the sale of property and equipment in the amount of $.1 million.

         Cash used in investing activities during interim 1998 amounted to $.3 million related primarily to the increase in restricted cash of $.2 million and the purchase of property and equipment of $.6 million, offset by the decrease in related party note receivable of $.3 million and a decrease in net assets of discontinued operations of $.2 million. The aforementioned note receivable-related party was due from Paul R. Lewis, an officer and director of the Company.

         Cash used in financing activities during interim 1999 amounted to $1.5 million including $1.0 million repayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $.5 million. The aforementioned note payable-related party was due to a principal shareholder of the Company, the Richard C. Lewis Family Revocable Trust I.

         Cash used in financing activities during interim 1998 amounted to $.4 related to repayment of notes payable and capital lease obligations.

         The Company currently has available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus
 .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At March 31, 1999, and as of the filing date of this report, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At March 31, 1999, the Company was in compliance with all such covenants and there are no material covenants or restrictions in the lines of credit which the Company believes would impair its operations. The lines of credit expire September 15, 1999.

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


Year 2000

         The Company has completed a comprehensive assessment of the internal information systems and applications that will be impacted by the year 2000. The Company expects to make the necessary revisions or upgrades to its systems to render it year 2000 compliant. The Company's accounting software currently utilizes a four digit year field. Attention is also being focused on compliance efforts of key suppliers and customers. The Company has received assurances from certain customers and vendors related to their state of readiness; however, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are therefore under development to mitigate the extent of any such potential disruption to business operations. Based on preliminary information, the costs to the Company of addressing potential year 2000 issues are not expected to have a material adverse impact on the Company's consolidated results of operations or financial position. There can be no assurance that the efforts or the contingency plans related to the Company's systems, or those of the other entities relied upon, will be successful or that any failure to convert, upgrade or appropriately plan for contingencies would not have a material adverse effect on the Company.



                         PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MEADOW VALLEY CORPORATION
                                                      (Registrant)



                                                By
                                                    ----------------------------
                                                    Gary W. Burnell
                                                    Chief Financial Officer


                                                By
                                                    ----------------------------
                                                    Julie L. Bergo
                                                    Principal Accounting Officer