Form 10-Q
period 1999-06-30
MEADOW VALLEY CORP
filed 1999-08-11
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          June 30, 1999
                              --------------------------------

Commission File Number        0-25428
                      ----------------------



                           MEADOW VALLEY CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


                NEVADA                               88-0328443
--------------------------------------------------------------------------------
    (State or other Jurisdiction         (I.R.S. Employer Identification Number)
       incorporation or organization)


4411 South 40th Street, Suite D-11, Phoenix, AZ        85040
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

                                               Yes    X       No
                                                  ---------     ---------

Number of shares outstanding of the issuer's common stock:


          Class                                Outstanding at July 30, 1999
          -----                                ----------------------------

 Common Stock, $.001 par value                      3,501,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

PART  I.  FINANCIAL INFORMATION                                                                Page
                                                                                              Number
                                                                                              ------
Item 1.   Financial Statements
               Condensed Consolidated Statements of Operations -
               Six Months Ended June 30, 1999 and
               June 30, 1998                                                                  3

               Condensed Consolidated Statements of Operations -
               Three Months Ended June 30, 1999 and
               June 30, 1998                                                                  4

               Condensed Consolidated Balance Sheets -
               As of June 30, 1999 and December 31, 1998                                      5

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1999 and
               June 30, 1998                                                                  6-7

               Notes to Condensed Consolidated Financial Statements                           8-9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                               10-13


PART  II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                    14

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Six  Months Ended
                                                                                     June 30,
                                                                          ----------------------------
                                                                               1999           1998
                                                                          -------------   ------------
                                                                           (Unaudited)     (Unaudited)

Revenue.................................................................   $112,475,541    $84,108,138

Cost of revenue.........................................................    107,060,061     79,667,633
                                                                          -------------   ------------
Gross profit............................................................      5,415,480      4,440,505

General and administrative expenses.....................................      3,573,061      2,920,476
                                                                          -------------   ------------
Income from operations..................................................      1,842,419      1,520,029
                                                                          -------------   ------------
Other income (expense):
Interest income.........................................................        275,194        385,949
Interest expense........................................................       (107,019)      (245,113)
Other income............................................................         36,658         41,231
                                                                          -------------   ------------
                                                                                204,833        182,067
                                                                          -------------   ------------
Income from continuing operations before income taxes...................      2,047,252      1,702,096

Income taxes............................................................        818,901        681,000
                                                                          -------------   ------------
Net income from continuing operations...................................      1,228,351      1,021,096

Discontinued operations:
   Loss from operations of Prestressed Products subsidiary, net
     of income tax benefit of $423,497..................................              -       (635,246)
 Estimated loss on disposal of net assets of Prestressed
     Products subsidiary (net of income tax benefit of
     $1,300,000), including $1,350,000 for operating losses
     during phase-out period............................................              -     (1,950,000)
                                                                          -------------   ------------

 Net income (loss)......................................................   $  1,228,351    $(1,564,150)
                                                                          =============   ============

Basic net income (loss) per common share:
   Income from continuing operations....................................   $        .35    $       .28
   Loss from operations of Prestressed Products subsidiary..............              -           (.18)
   Estimated loss on disposal of net assets of Prestressed
     Products subsidiary................................................              -           (.54)
                                                                          -------------   ------------

Basic net income (loss) per common share................................   $        .35    $      (.44)
                                                                          =============   ============
Diluted net income (loss) per common share:
   Income from continuing operations....................................   $        .34    $       .28
   Loss from operations of Prestressed Products subsidiary..............              -           (.17)
   Estimated loss on disposal of net assets of Prestressed
     Products subsidiary................................................              -           (.53)
                                                                          -------------   ------------
Diluted net income (loss) per common share..............................   $        .34    $      (.42)
                                                                          =============   ============

Basic weighted average common shares outstanding........................      3,536,057      3,601,250
                                                                          =============   ============

Diluted weighted average common shares outstanding......................      3,569,301      3,672,932
                                                                          =============   ============


                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                           ----------------------------
                                                                                1999           1998
                                                                           ------------    -----------
                                                                           (Unaudited)     (Unaudited)
Revenue................................................................... $ 54,201,337    $46,250,624

Cost of revenue...........................................................   51,529,044     44,161,647
                                                                           ------------    -----------
Gross profit..............................................................    2,672,293      2,088,977

General and administrative expenses.......................................    1,617,492      1,371,128
                                                                           ------------    -----------
Income from operations....................................................    1,054,801        717,849

Other income (expense):
Interest income...........................................................      136,448        268,967
Interest expense..........................................................      (54,660)      (103,629)
Other income (expense)....................................................       (9,026)        10,319
                                                                           ------------    -----------
                                                                                 72,762        175,657
                                                                           ------------    -----------
Income from continuing operations before income taxes.....................    1,127,563        893,506

Income taxes..............................................................      451,024        357,564
                                                                           ------------    -----------
Net income from continuing operations.....................................      676,539        535,942

Discontinued operations:
   Loss from operations of Prestressed Products subsidiary, net
     of income tax benefit of $276,601....................................            -       (414,902)
   Estimated loss on disposal of net assets of Prestressed
     Products subsidiary (net of income tax benefit of
     $1,300,000), including $1,350,000 for operating losses
     during phase-out period..............................................            -     (1,950,000)
                                                                           ------------    -----------
Net income (loss)......................................................... $    676,539    $(1,828,960)
                                                                           ============    ===========
Basic net income (loss) per common share:
     Income from continuing operations.................................... $        .20    $       .15
     Loss from operations of Prestressed Products subsidiary..............            -           (.12)
     Estimated loss on disposal of net assets of Prestressed
       Products subsidiary................................................            -           (.54)
                                                                           ------------    -----------

Basic net income (loss) per common share.................................. $        .20    $      (.51)
                                                                           ============    ===========
Diluted net income (loss) per common share:
     Income from continuing operations.................................... $        .19    $       .15
     Loss from operations of Prestressed Products subsidiary..............            -           (.11)
     Estimated loss on disposal of net assets of Prestressed
       Products subsidiary................................................            -           (.53)
                                                                           ------------    -----------

Diluted net income (loss) per common share................................ $        .19    $      (.49)
                                                                           ============    ===========

Basic weighted average common shares outstanding..........................    3,501,250      3,601,250
                                                                           ============    ===========
Diluted weighted average common shares outstanding........................    3,509,272      3,685,214
                                                                           ============    ===========

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,     December 31,
                                                                                         1999          1998 *
                                                                                      -----------    -----------
                                                                                      (Unaudited)
Assets:
Current Assets:
     Cash and cash equivalents.....................................................   $ 7,594,462    $10,993,025
     Restricted cash...............................................................     4,667,138      3,678,685
     Accounts receivable, net......................................................    18,830,050     15,434,491
     Prepaid expenses and other....................................................     2,519,410      1,858,184
     Note receivable - other.......................................................         2,386          2,386
     Costs and estimated earnings in excess of billings on uncompleted
        contracts..................................................................     3,474,859      3,850,619
     Treasury stock held for funding employer retirement plan contributions               451,754              -
                                                                                      -----------    -----------
               Total Current Assets................................................    37,540,059     35,817,390

Property and equipment, net........................................................    12,376,138     10,995,846
Refundable deposits................................................................        78,924        191,433
Note receivable - other............................................................       205,960        206,421
Goodwill, net......................................................................     1,620,777      1,660,792
Net assets of discontinued operations..............................................             -        425,181
                                                                                      -----------    -----------
                Total Assets.......................................................   $51,821,858    $49,297,063
                                                                                      ===========    ===========
Liabilities and Stockholders' Equity:

Current Liabilities:
     Notes payable - other.........................................................   $ 1,390,065    $ 1,145,621
     Obligations under capital leases..............................................       631,255        678,562
     Accounts payable..............................................................    16,410,572     13,797,436
     Accrued liabilities...........................................................     2,518,298      3,091,362
     Billings in excess of costs and estimated earnings on uncompleted
       contracts...................................................................    11,190,042     11,343,995
     Net liabilities and reserves of discontinued operations.......................       240,950              -
                                                                                      -----------    -----------
                Total Current Liabilities..........................................    32,381,182     30,056,976

Deferred income taxes..............................................................       789,727        789,727
Obligations under capital leases...................................................     1,657,557      2,031,316
Note payable - related party.......................................................             -      1,000,000
Notes payable - other..............................................................     3,292,324      2,946,327
                                                                                      -----------    -----------
               Total Liabilities...................................................    38,120,790     36,824,346
                                                                                      -----------    -----------

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none
      issued and outstanding.......................................................             -              -
     Common stock - $.001 par value; 15,000,000 shares authorized,
      3,501,250 and 3,601,250 issued and outstanding...............................         3,601          3,601
     Additional paid-in capital....................................................    10,943,569     10,943,569
     Capital adjustments...........................................................      (799,147)      (799,147)
     Retained earnings.............................................................     3,553,045      2,324,694
                                                                                      -----------    -----------
               Total Stockholders' Equity..........................................    13,701,068     12,472,717
                                                                                      -----------    -----------
               Total Liabilities and Stockholders' Equity..........................   $51,821,858    $49,297,063
                                                                                      ===========    ===========

*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six  Months Ended
                                                                           June 30,
                                                                     1999           1998
                                                                 -------------   ------------
Increase (Decrease) in Cash and Cash Equivalents:                (Unaudited)     (Unaudited)

Cash flows from operating activities:
     Cash received from customers..............................  $ 109,215,804   $ 91,957,100
     Cash paid to suppliers and employees......................   (108,337,191)   (85,682,593)
     Interest received.........................................        359,098        438,662
     Interest paid.............................................       (133,046)       (83,656)
     Income taxes paid.........................................       (558,011)      (745,135)
                                                                 -------------   ------------
          Net cash provided by operating activities............        546,654      5,884,378
                                                                 -------------   ------------
Cash flows from investing activities:
     Increase in restricted cash...............................       (988,453)      (605,312)
     Collection of note receivable - other.....................            461          1,784
     Proceeds from sale of property and equipment..............        179,554        102,631
     Purchase of property and equipment........................     (1,315,503)    (1,066,438)
     Collection of note receivable-related party...............              -        257,575
     Decrease in net assets of discontinued operations.........        425,181      1,027,686
     Increase in net liabilities and reserves of discontinued
       operations..............................................        240,950              -
     Purchase of treasury stock held for funding employer
       retirement plan contributions...........................       (451,754)             -
                                                                 -------------   ------------
          Net cash used in investing activities................     (1,909,564)      (282,074)
                                                                 -------------   ------------
Cash flows from financing activities:
     Repayment of notes payable - other........................       (614,588)      (517,898)
     Repayment of capital lease obligations....................       (421,065)      (262,630)
     Repayment of note payable-related party...................     (1,000,000)      (500,000)
                                                                 -------------   ------------
          Net cash used in financing activities................     (2,035,653)    (1,280,528)
                                                                 -------------   ------------
Net increase (decrease) in cash and cash equivalents...........     (3,398,563)     4,321,776

Cash and cash equivalents at beginning of period...............     10,993,025      2,815,164
                                                                 -------------   ------------
Cash and cash equivalents at end of period.....................  $   7,594,462   $  7,136,940
                                                                 =============   ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                         Six Months Ended
                                                                             June 30,
                                                                  ------------------------------
                                                                      1999              1998
                                                                  -----------        -----------
                                                                  (Unaudited)        (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(Continued):

Reconciliation of Net Income (Loss) to Net Cash Provided by
Operating Activities:
Net income (loss)...............................................  $ 1,228,351        $(1,564,150)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization..............................    1,026,216            872,867
     Gain on sale of property and equipment.....................      (38,740)           (20,751)

Changes in Assets and Liabilities:
     Accounts receivable, net...................................   (3,479,463)          (717,395)
     Prepaid expenses and other.................................     (908,686)          (314,353)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts....................................      375,760          2,415,543
     Refundable deposits........................................      112,303            (64,453)
     Interest payable...........................................      (26,027)           161,457
     Accounts payable...........................................    2,613,136           (714,667)
     Accrued liabilities........................................     (547,037)          (288,632)
     Billings in excess of costs and estimated earnings on
       uncompleted contracts....................................     (153,953)         6,130,334
     Interest receivable........................................       83,904             52,713
     Income tax receivable......................................      260,890            (64,135)
                                                                  -----------        -----------
          Net cash provided by operating activities.............  $   546,654        $ 5,884,378
                                                                  ===========        ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Corporation:

     Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (MVC) and Ready Mix, Inc. (RMI). MVC is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of
Nevada, Arizona, Utah and New Mexico.   RMI is a producer and retailer of ready-
mix concrete operating in the Las Vegas metropolitan area. Formed by the Company, RMI commenced operations in 1997.

2.   Presentation of Interim Information:

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months and the six months ended June 30, 1999 are not necessarily indicative of operating results for the entire year.

3.   Notes Payable- other:

     Summary of second quarter additions to Notes payable - other and their balances at June 30, 1999:

        7.81% note payable, with monthly payments of $6,840, due 06/04/04, collateralized by equipment.............................................................  $ 334,211

        3.90% note payable, with monthly payments of $2,499, due 07/01/03,
        collateralized by equipment.............................................................    110,900

        7.75% note payable, with monthly payments of $1,367, due 07/01/03,
        collateralized by equipment.............................................................     56,263

        7.94% note payable, with monthly payments of $2,084, due 12/01/01,
        collateralized by equipment.............................................................     54,828
                                                                                                  ---------
                                                                                                    556,202

        Less: current portion....................................................................  (118,004)
                                                                                                  ---------
                                                                                                  $ 438,198
                                                                                                  =========
     Following are maturities of the above long-term debt for each of the next 5 years:

        2000..................................................................................... $ 118,004

        2001.....................................................................................   129,792

        2002.....................................................................................   120,202

        2003.....................................................................................   105,148

        2004.....................................................................................    83,056
                                                                                                  ---------
                                                                                                  $ 556,202
                                                                                                  =========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Subsequent Events:

     During July 1999, the Company entered into a financing agreement for the purchase of equipment totaling $2.5 million. The Company will make interest only payments until all of the equipment financing is complete. As of July 31, 1999, the Company has financed $1,117,519, at an interest rate of 7.39%.

     During July 1999, the Company financed the purchase of equipment in the amount of $67,463. The note payable has an interest rate of 12.805%, with monthly payments of $2,267, due 07/12/02.

5.   Discontinued Operations:

     In June 1998, the Company adopted a formal plan ( the "plan") to discontinue the operations of Prestressed Products Incorporated ("PPI"). The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. Accordingly, the Company has reclassified the operations of PPI as discontinued operations in the accompanying statements of operations. In June 1998, the Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for PPI, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the six months ended June 30, 1999, $456,821 of the expected losses were incurred (net of income tax benefit of $304,548).

     The revenue of PPI for the six months ended June 30, 1998 and 1999 were $2,832,849 and $617,029. These amounts are not included in revenue in the accompanying statements of operations.

     The accompanying condensed consolidated balance sheets as of June, 1999 and December 31, 1998, reflect the net liabilities and the estimated loss as a single amount as follows:

                                                                    June 30,      December 31,
                                                                      1999           1998
                                                                   ----------     ----------
         Current assets.........................................   $1,096,181     $1,204,192
         Non-current assets.....................................            -        481,331
         Liabilities............................................     (978,064)      (444,454)
                                                                   ----------     ----------
           Net assets...........................................      118,117      1,241,069

         Estimated loss on disposition..........................     (359,067)      (815,888)
                                                                   ----------     ----------
         Net assets (liabilities and reserves)of discontinued
           operations...........................................   $ (240,950)    $  425,181
                                                                   ==========     ==========

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

     During June 1998, the Company initiated a plan to dispose of Prestressed Products Incorporated. The Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000) relating to the estimated disposal cost of the Prestressed Products business. During the six months ended June 30, 1999, $456,821 of the expected losses were incurred (net of income tax benefit of $304,548).

Results of Operations
     The following table sets forth, for the six months and the three months ended June 30, 1999 and 1998, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                            Six months Ended        Three months Ended
                                                June 30,                 June 30,
                                         ----------------------   ---------------------
                                            1999        1998         1999       1998
                                         ----------  ----------   ---------  ----------
Revenue..................................  100.0%      100.0%       100.0%     100.0%

Gross profit.............................    4.8         5.3          4.9        4.5

General and administrative expense.......    3.1         3.5          3.0        3.0

Interest income..........................     .2          .5           .2         .6

Interest expense.........................     .1          .3           .1         .2

Income from continuing operations before
 income taxes............................    1.8         2.0          2.0        1.9

Income taxes.............................     .7          .8           .8         .8

Net income from continuing operations....    1.1         1.2          1.2        1.1

Discontinued operations:

Loss from operations of Prestressed
 Products subsidiary.....................      -          .8            -         .9

Estimated loss on disposal of net assets
 of Prestressed Products subsidiary,
 including operating losses during
 phase-out period........................      -         2.3            -        4.2

Net income (loss)........................    1.1        (1.9)         1.2       (4.0)


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenue and Backlog. Revenue for the six months ended June 30, 1999 ("interim 1999") was $112.5 million compared to $84.1 million for the six months ended June 30, 1998 ("interim 1998"). The increase in revenue was the result of an increase in contract revenue of $27.5 million and a $.9 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 36% to approximately $134 million at June 30, 1999, from approximately $210 million at June 30, 1998. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 5.3% for interim 1998 to 4.8% for interim 1999. The decrease in MVC's gross profit margin was the result of (i) cost overruns on certain projects (ii) weather and execution difficulties related to a bridge substructure and (iii) increased profit recognition related to several projects nearing completion at June 30, 1998 and (iv) costs to remove and repair a portion of a partially constructed bridge that was damaged by the collapse of a temporary support system. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $2,920,476 for interim 1998 to $3,573,061 for interim 1999. The increase resulted, in part, from costs related to various employee incentive plans amounting to $492,000, $44,000 in costs related to the education and training of corporate and area personnel, $27,000 in costs related to corporate and area travel and a variety of other costs related to the administration of the corporate and area offices.

     Interest Income and Expense. Interest income for interim 1999 decreased to $275,194 from $385,949 for interim 1998 resulting primarily from a decrease in interest bearing retention receivables. Interest expense decreased for interim 1999 to $107,019 from $245,113 for interim 1998 due primarily to a $1,500,000 reduction in related party debt during 1998 and a $1,000,000 reduction at the beginning of interim 1999.

     Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after income taxes was $1,228,351 for interim 1999 as compared to $1,021,096 for interim 1998. The increase resulted from higher revenues and lower interest expense, offset by increased general and administrative expenses and decreased gross profit margins, as well as lower interest income.

     Discontinued Operations.   In June 1998, due to continuing operating
losses, the Company decided to dispose of its wholly-owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the six months ended June 30, 1999, $456,821 of the expected losses were incurred (net of income tax benefit of $304,548).

     Net Income. Net income, after discontinued operations, for interim 1999 was $1,228,351 as compared to $(1,564,150) for interim 1998.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenue and Backlog. Revenue for the three months ended June 30, 1999 ("interim 1999") was $54.2 million compared to $46.2 million for the three months ended June 30, 1998 ("interim 1998"). The increase in revenue was the result of a $8.0 million increase in contract revenue. Backlog decreased 36% to approximately $134 million at June 30, 1999 from approximately $210 million at June 30, 1998. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin increased from 4.5% for interim 1998 to 4.9% for interim 1999. The increase in MVC's gross profit margin was the result of cost overruns on certain projects, subcontractor difficulties and costs related to plan or specification errors incurred during interim 1998 offset, in part, by costs incurred to remove and repair a portion of a partially constructed bridge that was damaged by the collapse of a temporary support system during interim 1999. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $1,371,128 for interim 1998 to $1,617,492 for interim 1999. The increase results, in part, from costs related to various employee incentive plans amounting to $213,000, $9,000 in costs related to education and training of corporate and area personnel and a variety of other costs related to the administration of the corporate and area offices.

     Interest Income and Expense. Interest income for interim 1999 decreased to $136,448 from $268,967 for interim 1998 resulting primarily from a decrease in interest bearing retention receivables. Interest expense decreased for interim 1999 to $54,660 from $103,629 for interim 1998 due primarily to a $1,000,000 reduction at the beginning of interim 1999.

     Net Income from Continuing Operations After Income Taxes. Net income after income taxes was $676,539 for interim 1999 as compared to $535,942 for interim 1998. The increase resulted from higher revenue and gross profit and lower interest expense offset by increased general and administrative expenses and lower interest income.

     Discontinued Operations. In June 1998, due to continuing operating losses, the Company decided to dispose of its wholly-owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the three months ended June 30, 1999, $277,446 of the expected losses were incurred (net of income tax benefit of $184,965).

     Net Income. Net income, after discontinued operations, for interim 1999 was $676,539 as compared to $(1,828,960) for interim 1998.

Liquidity and Capital Resources

     The Company's primary need for capital has been to finance expansion and capital expenditures. Historically, the Company's primary source of cash has been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and address fluctuations in the work-in-process billing cycle.

     The following table sets forth for the six months ended June 30, 1999 and 1998, certain items from the condensed consolidated statements of cash flows.

                                                                                           Six months ended
                                                                                                June 30,
                                                                                    ------------------------------
                                                                                        1999               1998
                                                                                    ------------       -----------
     Cash Flows Provided by Operating Activities                                   $   546,654        $ 5,884,378
     Cash Flows (Used in) Investing Activities                                      (1,909,564)          (282,074)
     Cash Flows (Used in) Financing Activities                                      (2,035,653)        (1,280,528)

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

     Cash provided by operating activities during interim 1999 amounted to $.5million, primarily the result of an increase in accounts payable of $2.6 million, net income of $1.2 million, depreciation and amortization of $1.0 million and a decrease in income tax receivable of $.3 million offset, in part, by an increase in accounts receivable of $3.5 million, and increase in prepaid expenses and other of $.9 million and a decrease in accrued liabilities of $.5 million.

     Cash provided by operating activities during interim 1998 amounted to $5.9 million, primarily the result of an increase in net billings in excess of costs of $8.5 million, an increase in interest payable of $.2 million, depreciation and amortization of $.9 million offset, in part, by an increase in accounts receivable of $.7 million, a decrease in accounts payable and accrued liabilities of 1.0 million, an increase in prepaid expenses of $.3 million, an increase in income tax receivable of $.1 million and a net loss of $1.6 million.

     Cash used in investing activities during interim 1999 amounted to $2.0 million related primarily to the purchase of property and equipment of $1.3 million, an increase in restricted cash of $1.0 million and the purchase of treasury stock held for funding the Company's retirement plan contributions of $.5 million offset, in part, by an increase in net liabilities and reserves of discontinued operations of $.2 million, a decrease in net assets of discontinued operations of $.4 million and $.2 million proceeds from the sale of property and equipment.

     Cash used in investing activities during interim 1998 amounted to $.3 million related primarily to the purchase of property and equipment of $1.0 million, an increase in restricted cash of $.6 million and an increase in investment in and advances to a related entity of $1.6 million, offset by the collection of a related party note receivable of $.3 million and $.1 million proceeds from the sale of property and equipment.

     Cash used in financing activities during interim 1999 amounted to $2.0 million including 1.0 million repayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of 1.0 million. The aforementioned note payable-related party was due to a principal shareholder of the Company, the Richard C. Lewis Family Revocable Trust I.

     Cash used in financing activities during interim 1998 included the repayment of notes payable and capital lease obligations in the amount of $.8 million and the repayment of a related party note payable of $.5million.

The Company currently has available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus
 .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At June 30, 1999, and as of the filing date of this report, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At June 30, 1999, the Company was in compliance with all such covenants and there are no material covenants or restrictions in the lines of credit which the Company believes would impair its operations. The lines of credit expire September 15, 1999.

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

                          PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MEADOW VALLEY CORPORATION
                                                   (Registrant)



                                         By   /s/ Bradley E. Larson
                                              -----------------------------
                                              Bradley E. Larson
                                              President and Chief Executive
                                               Officer

                                         By   /s/ Julie L.  Bergo
                                              -----------------------------
                                              Julie L.  Bergo
                                              Principal Accounting Officer