Form 10-Q
period 1999-09-30
MEADOW VALLEY CORP
filed 1999-11-08
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended   September 30, 1999
                              ------------------------

Commission File Number   0-25428
                      --------------



                           MEADOW VALLEY CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


             NEVADA                                  88-0328443
--------------------------------------------------------------------------------
   (State or other Jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)


4411 South 40th Street, Suite D-11, Phoenix, AZ               85040
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)



                                (602) 437-5400
--------------------------------------------------------------------------------
               (Registrant's phone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X     No ____
                                                   -----

Number of shares outstanding of the issuer's common stock:


              Class                    Outstanding at October 29, 1999
              -----                    -------------------------------


    Common Stock, $.001 par value              3,501,250 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I. FINANCIAL INFORMATION                                              Page
                                                                          Number
                                                                          ------
Item 1. Financial Statements

               Condensed Consolidated Statements of Operations -
               Nine Months Ended September 30, 1999 and
               September 30, 1998                                              3

               Condensed Consolidated Statements of Operations -
               Three Months Ended September 30, 1999 and
               September 30, 1998                                              4

               Condensed Consolidated Balance Sheets -
               As of September 30, 1999 and December 31, 1998                  5

               Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1999 and
               September 30, 1998                                            6-7

               Notes to Condensed Consolidated Financial Statements          8-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              10-13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      13

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                          ------------------------------------------
                                                                                  1999                   1998
                                                                              (Unaudited)            (Unaudited)
                                                                          ------------------     -------------------
Revenues...............................................................   $      163,915,632     $       137,039,161

Cost of revenues.......................................................          156,028,623             130,218,718
                                                                          ------------------     -------------------
Gross profit...........................................................            7,887,009               6,820,443

General and administrative.............................................            5,187,125               4,444,804
                                                                          ------------------     -------------------
Income from operations.................................................            2,699,884               2,375,639

Other income (expense):
Interest income........................................................              435,625                 624,399
Interest expense.......................................................             (158,211)               (341,008)
Other income...........................................................              290,407                  71,376
                                                                          ------------------     -------------------
                                                                                     567,821                 354,767
                                                                          ------------------     -------------------
Income from continuing operations......................................            3,267,705               2,730,406

Income taxes...........................................................            1,306,582               1,083,338
                                                                          ------------------     -------------------
Net income from continuing operations..................................            1,961,123               1,647,068
Discontinued operations:
 Loss from operations of Prestressed Products subsidiary, net
  of income tax benefit of $0 and $423,497.............................                    -                (635,246)
 Estimated loss on disposal of net assets of Prestressed Products subsidiary (net of income tax benefit of $1,300,000), including
  $1,350,000 for operating losses during phase-out period .............                    -              (1,950,000)
                                                                          ------------------     -------------------
Net income (loss)......................................................   $        1,961,123     $          (938,178)
                                                                          ==================     ===================
Basic net income per common share:
 Income from continuing operations.....................................   $              .56     $               .46
 Loss from operations of Prestressed Products subsidiary...............                    -                    (.18)
 Estimated loss on disposal of net assets of Prestressed
  Products subsidiary..................................................                    -                    (.54)
                                                                          ------------------     -------------------
Basic net income (loss) per common share...............................   $              .56     $              (.26)
                                                                          ==================     ===================
Diluted net income (loss) per common share:
 Income from continuing operations.....................................   $              .55     $               .45
 Loss from operations of Prestressed Products subsidiary...............                    -                    (.17)
 Estimated loss on disposal of net assets of Prestressed
  Products subsidiary..................................................                    -                    (.53)
                                                                          ------------------     -------------------
Diluted net income (loss) per common share.............................   $              .55     $              (.25)
                                                                          ==================     ===================
Basic weighted average common shares outstanding.......................            3,524,327               3,601,250
                                                                          ==================     ===================
Diluted weighted average common shares outstanding.....................            3,555,240               3,668,679
                                                                          ==================     ===================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                      ----------------------------------------------------
                                                                             1999                             1998
                                                                          (Unaudited)                      (Unaudited)
                                                                      --------------------           ---------------------
Revenues...........................................................   $         51,440,091           $          52,931,023
Cost of revenues...................................................             48,968,562                      50,551,085
                                                                      --------------------           ---------------------
Gross profit.......................................................              2,471,529                       2,379,938
General and administrative.........................................              1,614,064                       1,524,328
                                                                      --------------------           ---------------------
Income from operations.............................................                857,465                         855,610
                                                                      --------------------           ---------------------
Other income (expense):
Interest income....................................................                160,431                         238,450
Interest expense...................................................                (51,192)                        (95,895)
Other income.......................................................                253,749                          30,145
                                                                      --------------------           ---------------------
                                                                                   362,988                         172,700
                                                                      --------------------           ---------------------
Income from continuing operations..................................              1,220,453                       1,028,310
Income taxes.......................................................                487,681                         402,338
                                                                      --------------------           ---------------------
Net income from continuing operations..............................                732,772                         625,972
Discontinued operations:
 Loss from operations of Prestressed Products subsidiary...........                      -                               -
                                                                       -------------------           ---------------------
Net income.........................................................    $           732,772           $             625,972
                                                                       ===================           =====================
Basic net income per common share:
 Income from continuing operations.................................    $               .21           $                 .18
 Loss from operations of Prestressed Products subsidiary...........                      -                               -
                                                                       -------------------           ---------------------
Basic net income per common share..................................    $               .21           $                 .18
                                                                       ===================           =====================
Diluted net income per common share:
 Income from continuing operations.................................    $               .21           $                 .17
 Loss from operations of Prestressed Products subsidiary...........                      -                               -
                                                                       -------------------           ---------------------
Diluted net income per common share................................    $               .21           $                 .17
                                                                       ===================           =====================
Basic weighted average common shares outstanding...................              3,501,250                       3,601,250
                                                                       ===================           =====================
Diluted weighted average common shares outstanding.................              3,501,250                       3,660,263
                                                                       ===================           =====================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30, 1999       December 31,
                                                                                     (Unaudited)             1998 *
                                                                                --------------------  --------------------
Assets:
Current Assets:
   Cash and cash equivalents................................................... $          5,901,230  $         10,993,025
   Restricted cash.............................................................            3,437,114             3,678,685
   Accounts receivable, net....................................................           22,832,514            15,434,491
   Prepaid expenses and other..................................................            3,301,633             1,858,184
   Note receivable - other.....................................................                2,386                 2,386
   Costs and estimated earnings in excess of billings on uncompleted
    contracts..................................................................            5,141,828             3,850,619
   Treasury stock held for funding employer retirement plan contributions......              451,754                     -
                                                                                --------------------  --------------------
       Total Current Assets....................................................           41,068,459            35,817,390
   Property and equipment, net.................................................           14,245,918            10,995,846
   Refundable deposits.........................................................               87,430               191,433
   Note receivable - other.....................................................              204,700               206,421
   Goodwill, net...............................................................            1,600,770             1,660,792
   Investment in and advances to Prestressed Products Incorporated.............               91,798               425,181
                                                                                --------------------  --------------------
       Total Assets............................................................ $         57,299,075  $         49,297,063
                                                                                ====================  ====================
Liabilities and Stockholders' Equity:
Current Liabilities:
   Notes payable - other....................................................... $          1,305,432  $          1,145,621
   Obligations under capital leases............................................              993,646               678,562
   Accounts payable............................................................           21,983,080            13,797,436
   Accrued liabilities.........................................................            2,784,788             3,091,362
   Billings in excess of costs and estimated earnings on uncompleted
    contracts..................................................................            8,028,486            11,343,995
                                                                                --------------------  --------------------
       Total Current Liabilities...............................................           35,095,432            30,056,976
Deferred income taxes..........................................................              789,727               789,727
Obligations under capital leases...............................................            4,075,381             2,031,316
Note payable - related party...................................................                    -             1,000,000
Notes payable - other..........................................................            2,904,695             2,946,327
                                                                                --------------------  --------------------
       Total Liabilities.......................................................           42,865,235            36,824,346
                                                                                --------------------  --------------------
Stockholders' Equity:
   Preferred stock - $.001 par value; 1,000,000 shares authorized, none
    issued and outstanding.....................................................                    -                     -
   Common stock - $.001 par value; 15,000,000 shares authorized,
    3,501,250 and 3,601,250 issued and outstanding.............................                3,601                 3,601
   Additional paid-in capital..................................................           10,943,569            10,943,569
   Capital adjustments.........................................................             (799,147)             (799,147)
   Retained earnings...........................................................            4,285,817             2,324,694
                                                                                --------------------  --------------------
       Total Stockholders' Equity..............................................           14,433,840            12,472,717
                                                                                --------------------  --------------------
       Total Liabilities and Stockholders' Equity.............................. $         57,299,075  $         49,297,063
                                                                                ====================  ====================

*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                ----------------------------------------
                                                                                    1999                      1998
                                                                                 (Unaudited)               (Unaudited)
                                                                                --------------            --------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
   Cash received from customers...............................................  $  152,076,874            $  145,010,619
   Cash paid to suppliers and employees.......................................    (153,519,929)             (134,205,662)
   Interest received..........................................................         514,580                   667,152
   Interest paid..............................................................        (184,238)                 (146,692)
   Income taxes paid..........................................................        (922,226)                 (808,007)
                                                                                --------------            --------------
     Net cash provided by (used in) operating activities......................      (2,034,939)               10,517,410
                                                                                --------------            --------------

Cash flows from investing activities:
   (Increase) decrease in restricted cash.....................................         241,571                (1,319,713)
   Collection of note receivable - other .....................................           1,721                     2,122
   Proceeds from sale of property and equipment...............................         382,220                   163,682
   Purchase of property and equipment ........................................        (915,040)               (1,214,013)
   Collection of note receivable - related party..............................               -                   257,575
   Decrease in net assets of discontinued operations .........................         333,383                         -
   Increase in net liabilities and reserves of discontinued operations........               -                (1,507,743)
   Purchase of treasury stock held for funding employer retirement plan
    contributions.............................................................        (451,754)                        -
                                                                                --------------            --------------
     Net cash used in investing activities....................................        (407,899)               (3,618,090)
                                                                                --------------            --------------

Cash flows from financing activities:
   Repayment of notes payable - other.........................................      (1,032,020)                 (770,094)
   Repayment of capital lease obligations.....................................        (616,937)                 (392,383)
   Repayment of note payable - related party..................................      (1,000,000)                 (500,000)
                                                                                --------------            --------------
     Net cash used in financing activities....................................      (2,648,957)               (1,662,477)
                                                                                --------------            --------------
Net increase (decrease) in cash and cash equivalents..........................      (5,091,795)                5,236,843
Cash and cash equivalents at beginning of period..............................      10,993,025                 2,815,164
                                                                                --------------            --------------
Cash and cash equivalents at end of period....................................  $    5,901,230            $    8,052,007
                                                                                ==============            ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                       ----------------------------------------------------------
                                                                                  1999                            1998
                                                                               (Unaudited)                     (Unaudited)
                                                                       -------------------------      ---------------------------
Increase (Decrease) in Cash and Cash Equivalents (Continued):

Reconciliations of Net Income (Loss) to Net Cash Provided By
 (Used In) Operating Activities:
Net income (loss)....................................................          $  1,961,123                    $  (938,179)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
   Depreciation and amortization.....................................             1,515,226                      1,348,798
   Gain on sale of property and equipment............................               (45,469)                       (26,124)

Changes in Assets and Liabilities:
   Accounts receivable, net..........................................            (7,476,978)                     1,161,760
   Prepaid expenses and other........................................            (1,827,805)                      (224,490)
   Costs and estimated earnings in excess of billings on uncompleted
     contracts.......................................................            (1,291,209)                     1,831,927
   Refundable deposits...............................................               103,301                       (119,556)
   Interest payable..................................................                     -                        194,316
   Accounts payable..................................................             8,185,644                       (797,569)
   Accrued liabilities...............................................              (280,547)                       250,677
   Billings in excess of costs and estimated earnings on uncompleted
     contracts.......................................................            (3,315,509)                     4,932,520
   Interest receivable...............................................               384,356                         42,753
   Income tax receivable.............................................                78,955                        230,864
   Income tax payable................................................               (26,027)                        44,467
   Net liabilities and reserves of discontinued operations...........                     -                      2,585,246
                                                                       --------------------           --------------------
     Net cash provided by (used in) operating activities.............          $ (2,034,939)                   $10,517,410
                                                                       ====================           ====================

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

2.   Presentation of Interim Information:

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months and the nine months ended September 30, 1999 are not necessarily indicative of operating results for the entire year

3.   Commitments:

     During the quarter ended September 30, 1999, the Company purchased and constructed machinery and equipment under capital leases expiring in the year 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their related lease terms.

     Minimum future lease payments under the above mentioned capital leases as of September 30, 1999 for each of the next five years and in aggregate are:

Year Ended December 31,                                      Amount
------------------------------------------------------   -------------
2000..................................................   $     149,441
2001..................................................         149,441
2002..................................................         145,176
2003..................................................         119,354
2004..................................................          69,896
Subsequent to 2004 ...................................       3,127,210
                                                         -------------
Total minimum lease payments..........................       3,760,518
Less: amount representing interest....................        (847,240)
                                                         -------------
Present value of net minimum lease payment............   $   2,913,278
                                                         =============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Discontinued Operations:

     In June 1998, the Company adopted a formal plan (the "plan") to discontinue the operations of Prestressed Products Incorporated ("PPI"). The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. Accordingly, the Company has reclassified the operations of PPI as discontinued operations in the accompanying statements of operations. In June 1998, the Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for PPI, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the nine months ended September 30, 1999, $578,268 of the expected losses was incurred (net of income tax benefit of $385,513).

     The revenue of PPI for the nine months ended September 30, 1998 and 1999 were $5,222,797 and $1,286,198. These amounts are not included in revenue in the accompanying statements of operations.

     The accompanying condensed consolidated balance sheets as of September 30, 1999 and December 31, 1998, reflect the net liabilities and the estimated loss as a single amount as follows:

                                               September 30,      December 31,
                                                   1999               1998
                                               -------------      ------------
       Current assets.........................    $ 669,040        $ 1,204,192
       Non-current assets.....................            -            481,331
       Liabilities............................     (339,622)          (444,454)
                                                  ---------        -----------
       Net assets.............................      329,418          1,241,069
       Estimated loss on disposition..........     (237,620)          (815,888)
                                                  ---------        -----------
       Net assets of discontinued operations..    $  91,798        $   425,181
                                                  =========        ===========

5.   Lines of Credit:

     At September 30, 1999, the Company had available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of the commercial bank's prime plus .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25%. At September
30, 1999, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital and comply with various other covenants, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At September 30, 1999, the Company was in full compliance will all such covenants. The lines of credit expire
September 15, 2000.

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

     During June 1998, the Company initiated a plan to dispose of Prestressed Products Incorporated. The Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000) relating to the estimated disposal cost of the Prestressed Products business. During the nine months ended September 30, 1999, $578,268 of the expected losses was incurred (net of income tax benefit of $385,513). As of September 30, 1999, the reserve for discontinued operations is $237,620 (net of income tax benefit of $158,413).

Results of Operations

     The following table sets forth, for the nine months and the three months ended September 30, 1999 and 1998, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                                                Nine months Ended                        Three months Ended
                                                                  September 30,                             September 30,
                                                   -----------------------------------------   ------------------------------------
                                                         1999                  1998                  1999                  1998
                                                   -------------------   -------------------   -------------------   --------------
Revenue..........................................         100.0%                100.0%                100.0%               100.0%

Gross profit.....................................           4.8                   5.0                   4.8                  4.5

General and administrative expense...............           3.2                   3.2                   3.1                  2.9

Interest income..................................            .3                    .5                    .3                   .5

Interest expense.................................             -                    .3                     -                   .2

Income from continuing operations
   before income taxes ..........................           2.0                   2.0                   2.4                  1.9

Income taxes.....................................            .8                    .8                   1.0                   .7

Net income from continuing operations............           1.2                   1.2                   1.4                  1.2

Discontinued operations:

Loss from operations of Prestressed
   Products subsidiary...........................             -                    .5                     -                    -

Estimated loss on disposal of net assets
   of Prestressed Products subsidiary,
   including operating losses during
   phase-out period..............................             -                   1.4                     -                    -

Net income (loss)................................           1.2                   (.7)                  1.4                  1.2


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenue and Backlog. Revenue for the nine months ended September 30, 1999 ("interim 1999") was $163.9 million compared to $137.0 million for the nine months ended September 30, 1998 ("interim 1998"). The increase in revenue was primarily the result of an increase in contract revenue of $27.0 million. Backlog decreased 51% to approximately $126.2 million at September 30, 1999, from approximately $260.1 million at September 30, 1998. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 5.0% for interim 1998 to 4.8% for interim 1999. The decrease in MVC's gross profit margin was the result of (i) cost overruns on certain projects (ii) weather and execution difficulties related to a bridge substructure and (iii) costs to remove and repair a portion of a partially constructed bridge that was damaged by the collapse of a temporary support system, offset, in part, by increased profit recognition related to several projects nearing completion at September 30, 1999. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $4,444,804 for interim 1998 to $5,187,125 for interim 1999. The increase resulted, in part, from costs related to various employee incentive plans amounting to $390,000, $51,000 in costs related to the education and training of corporate and area personnel, $160,000 in corporate labor, $48,000 in costs related to corporate legal and accounting costs and a variety of other costs related to the administration of the corporate and area offices.

     Interest Income and Expense. Interest income for interim 1999 decreased to $435,625 from $624,399 for interim 1998 resulting primarily from a decrease in interest bearing retention receivables and cash reserves. Interest expense decreased for interim 1999 to $158,211 from $341,008 for interim 1998 due primarily to a $1,500,000 reduction in related party debt during 1998 and a $1,000,000 reduction in related party debt at the beginning of interim 1999.

     Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after income taxes was $1,961,123 for interim 1999 as compared to $1,647,068 for interim 1998. The increase resulted from higher revenues offset by increased general and administrative expenses and decreased gross profit margins, as well as higher interest income and lower interest expense.

     Discontinued Operations. In June 1998, due to continuing operating losses, the Company decided to dispose of its wholly-owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the nine months ended September 30, 1999, $578,268 of the expected losses were incurred (net of income tax benefit of $385,513).

     Net Income (loss). Net income (loss), after discontinued operations, for interim 1999 was $1,961,123 as compared to $(938,178) for interim 1998.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenue and Backlog. Revenue for the three months ended September 30, 1999 ("interim 1999") was $51.4 million compared to $52.9 million for the three months ended September 30, 1998 ("interim 1998"). The decrease in revenue was the result of a $.5 million decrease in contract revenue and a $1.0 million decrease in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 51% to approximately $126.2 million at September 30, 1999 from approximately $260.1 million at September 30, 1998. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin increased from 4.5% for interim 1998 to 4.8% for interim 1999. The increase in MVC's gross profit margin was the result of increased profit recognition related to several projects nearing completion at September 30, 1999, offset, in part, by (i) cost overruns on certain projects (ii) subcontractor difficulties and (iii) costs related to plan or specification errors. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative. General and administrative expenses increased from $1,524,328 for interim 1998 to $1,614,064 for interim 1999. The increase results, in part, from $68,000 in corporate labor and $20,000 related to corporate legal costs.

     Interest Income and Expense.   Interest income for interim 1999 decreased
to $160,431 from $238,450 for interim 1998 resulting primarily from a decrease in interest bearing retention receivables and cash reserves. Interest expense decreased for interim 1999 to $51,192 from $95,895 for interim 1998 due primarily to a $1,000,000 reduction in related party debt at the beginning of interim 1999.

     Net Income from Continuing Operations After Income Taxes.   Net income from
continuing operations after income taxes was $732,772 for interim 1999 as compared to $625,972 for interim 1998. The increase resulted from increased gross profit margins, offset by lower revenues, increased general and administrative expenses, as well as higher interest income and lower interest expense.

     Discontinued Operations.   In June 1998, due to continuing operating
losses, the Company decided to dispose of its wholly-owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the three months ended September 30, 1999, $121,447 of the expected losses were incurred (net of income tax benefit of $80,965).

Liquidity and Capital Resources

     The Company's primary need for capital has been to finance expansion and capital expenditures. Historically, the Company's primary source of cash has been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and address fluctuations in the work-in-process billing cycle.

     The following table sets forth for the nine months ended September 30, 1999 and 1998, certain items from the condensed consolidated statements of cash flows.

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                       ---------------------------------------------------------
                                                                                  1999                            1998
                                                                       ------------------------      ---------------------------
Cash Flows Provided By (Used In) Operating Activities ..............                $(2,034,939)                     $10,517,410
Cash Flows Used In Investing Activities ............................                   (407,899)                      (3,618,090)
Cash Flows Used In Financing Activities ............................                 (2,648,957)                      (1,662,477)

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

     Cash used in operating activities during interim 1999 amounted to $2,034,939, primarily the result of an increase in net accounts receivable of $7,476,978, an increase in prepaid expenses and other of $1,827,805, an increase in net costs in excess of billings of $4,606,718 offset in part, by a decrease in accounts payable and accrued liabilities of $7,905,097, a decrease in refundable deposits of $103,301, a decrease in interest receivable of $384,356, depreciation and amortization of $1,515,226 and net income of $1,961,123.

     Cash provided by operating activities during interim 1998 amounted to $10,517,410, primarily the result of an increase in net billings in excess of costs of $6,764,000, an increase in net liabilities and reserves of discontinued operations of $2,585,246, an increase in interest payable of $194,000, depreciation and amortization of $1,348,798 a decrease in net accounts receivable of $1,162,000, a decrease in income tax receivable of $230,864 offset in part, by a decrease in accounts payable and accrued liabilities of $547,000, an increase in prepaid expenses of $224,000, and a net loss of $938,000.

     Cash used in investing activities during interim 1999 amounted to $.4 million related primarily to the purchase of property and equipment of $.9 million and the purchase of treasury stock held for funding the Company's retirement plan contributions of $.5 million offset, in part, by a decrease in net assets of discontinued operations of $.3 million, a decrease in restricted cash of $.2 million and $.4 million proceeds from the sale of property and equipment.

     Cash used in investing activities during interim 1998 included the purchase of property and equipment of $1,214,000, an increase in restricted cash of $1,320,000 and an increase in investment in and advances to a related entity of $1,508,000, offset by the collection of a related party note receivable of $258,000 and $164,000 proceeds from the sale of property and equipment.

     Cash used in financing activities during interim 1999 amounted to $2.6 million including $1.0 million repayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $1.6 million. The aforementioned note payable-related party was due to a principal shareholder of the Company, the Richard C. Lewis Family Revocable Trust I.

     Cash used in financing activities during interim 1998 included the repayment of notes payable and capital lease obligations in the amount of $1,162,000 and the repayment of a related party note payable of $500,000.

     The Company currently has available from a commercial bank a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus
 .50%, and a $2,000,000 operating line of credit at an interest rate of the commercial bank's prime plus .25% ("lines of credit"). At September 30, 1999, nothing had been drawn on either of the lines of credit. Under the lines of credit, the Company is required to maintain certain levels of working capital and comply with various other covenants, to promptly pay all of its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At September 30, 1999, the Company was in full compliance with all such covenants and there are no material covenants or restriction in the lines of credit which the Company believes would impair its operations. The lines of credit expire September 15, 2000.

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


                         PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEADOW VALLEY CORPORATION
                                                (Registrant)




                                         By     /s/ Bradley E. Larson
                                                --------------------------------
                                                Bradley E. Larson
                                                Chief Executive Officer


                                         By     /s/ Julie L. Bergo
                                                --------------------------------
                                                Julie L. Bergo
                                                Principal Accounting Officer