Form 10-K
period 1999-12-31
MEADOW VALLEY CORP
filed 2000-03-17
CIK 934749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                         Commission file number 0-25428

                           MEADOW VALLEY CORPORATION
            (Exact name of registrant as specified in its charter)


                    Nevada                                    88-0328443
        (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                  Identification Number)

 4411 South 40th Street, Suite D-11, Phoenix, AZ                 85040
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (602) 437-5400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class:                  Name of exchange on which registered:
     -------------------                   ------------------------------------
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

     On February 16, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was $11,237,196.

     On February 16, 2000, there were 3,501,250 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 1999.

                           MEADOW VALLEY CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                    PART I                                      PAGE
Item 1.      Business                                                              3

Item 2.      Properties                                                           10

Item 3.      Legal Proceedings                                                    10

Item 4.      Submission of Matters to a Vote of Security Holders                  10

                                    PART II

Item 5.      Market for the Registrant's Common Stock and Related
             Stockholders Matters                                                 10

Item 6.      Selected Financial Data                                              11

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                12

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk           18

Item 8.      Financial Statements and Supplementary Data                          18

Item 9.      Change in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                 18

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                   18

Item 11.     Executive Compensation                                               18

Item 12.     Security Ownership of Certain Beneficial Owners and Management       19

Item 13.     Certain Relationships and Related Transactions                       19

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K       19

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

     The Company, through its subsidiaries, primarily operates as a heavy construction contractor specializing in infrastructure projects including the construction of bridges and overpasses, channels, roadways, highways and airport runways. The Company generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona, Utah and New Mexico. The Company primarily seeks public sector customers because public sector projects are less cyclical than private sector projects, payment is more reliable, work required by the project is generally standardized and little marketing expense is incurred in obtaining projects.

     The Company owns and leases portable hot mix asphalt plants and related paving equipment and a rubberized asphalt plant. The asphalt paving capabilities provide the Company the opportunity to expand its existing geographic market, enhance its construction operations in its existing market, improve its competitiveness and may generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt or rubberized asphalt.

     The Company had a project backlog of approximately $104 million at December 31, 1999, which included the remainder of a $94.6 million portion of the reconstruction of the core of the interchange at I-15 and US 95 in Las Vegas, NV, the remainder of $87.8 million of projects which are portions of the Beltway Continuation projects in Las Vegas, Nevada, the remainder of a $29.3 million portion of the State Route 87 Continuation, in Sunflower, AZ, the remainder of a $17.5 million portion of the Reconstruction of US 89, in Cherry Hills, UT and the $13.0 million Storm Drain Channel Construction, in Chandler, AZ. The Company's backlog includes approximately $100 million of work that is scheduled for completion during 2000. The Company has acted as the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Utah Department of Transportation, the Clark County (Nevada) Department of Public Works, the Salt Lake City (Utah) Airport Authority, the New Mexico State Highway and Transportation Department and the City of Phoenix.

     In 1996, the Company expanded its Nevada construction industry activities with the formation of Ready Mix, Inc. ("RMI") as a wholly-owned subsidiary. RMI manufactures and distributes ready mix concrete and owns and operates a construction materials processing plant in the Las Vegas, Nevada area. RMI primarily targets prospective customers such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI began its ready mix concrete operation from its first location in March 1997 and began processing construction materials in November 1999. Financed with internal funds, a $2 million line of credit, notes payable and operating leases, RMI intends to operate from two or more sites using at least 104 mixer trucks. During January 2000, the Company ordered 64 mixer trucks at an estimated cost of $8,400,000.

     In 1996, the Company formed Prestressed Products Incorporated ("PPI") as a wholly-owned subsidiary to design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines included architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada. As a result of continuing operating losses, in June 1998, the Company adopted a formal plan (the "plan") to discontinue the operations of PPI. The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets of PPI, which included a provision of $1,350,000 for estimated losses during the phase-out period of July 1, 1998 through June 30, 1999. During the twelve months ended December 31, 1998 and 1999, $1,134,112 and $598,172 of the expected losses were incurred (net of income tax benefit of $756,073 and $398,743).

     In 1999, the Company expanded its construction materials processing operations within its geographic area. During January 2000, the Company purchased equipment in the amount of $159,000 and has requested finance proposals for equipment totaling approximately $7,433,840, related to its construction materials processing operations.

Business Strategy

     The Company seeks to grow revenue and improve profitability by pursuing the following business strategy:

     (i) Expand construction-related niche markets. The Company will continue to explore niche markets which may increase the Company's competitiveness, diversify its revenue base, increase project revenue and improve profitability. This may include acquiring equipment and personnel to increase the amount of work to be performed by the Company.

     (ii) Increase the Company's ownership and/or control of strategic aggregate resources and develop commercial construction materials production and sale operations to focus on increasing sales of construction materials to third parties. In recent years, the Company has successfully obtained mineral leases on a number of aggregate resources in Nevada, Arizona, Utah and New Mexico and will consider expansion into other western states. The Company intends to further develop its position as a commercial supplier and producer of aggregates and related materials such as ready mix concrete and asphalt. As a commercial supplier of construction materials, the Company will focus on sales to unrelated third parties engaged in residential and commercial construction, as well as public infrastructure. Control of aggregate resources may enhance the Company's competitiveness on new contract work that it performs and may generate additional revenue with improved profit margins on materials sold to third parties.

     (iii) Seek to acquire other businesses. The Company may seek to acquire other businesses that provide subcontracting services used by the Company in its projects, complement the Company's existing construction expertise or offer construction services similar to the Company in geographic locations not currently served by the Company. For certain projects, the Company may join with one or more companies to combine expertise, financial strength, and/or bonding capacity. Through joint ventures, the Company may elect to pursue projects which might otherwise exceed its staffing or bonding resources, including design-build type projects within the Company's existing market.

     (iv) Increase bonding capacity. The Company will continue to seek to increase its bonding capacity in order to allow it to increase its volume of bids and work. See "Insurance and Bonding."

Market Overview

     The passage of the Transportation Equity Act for the 21st Century ("TEA 21") not only assured continued federal funding through 2003 for transportation infrastructure, but also substantially increased the levels of funding over the previous authorizing legislation. The increase in federal funds from TEA-21 combined with the existing high volume of infrastructure work in the healthy construction economies of the Company's markets leads the Company to believe that infrastructure construction (primarily highways, bridges, overpasses, tunnels and other transportation projects) in the western United States is substantial.

The increased federal funding from the TEA-21 legislation has yet to reach the construction industry with the impact originally expected. Federally-funded highway projects are administered through each respective state department of transportation and therefore, the rate at which federal funds are expended is contingent upon the execution of each individual state's capital improvement program. Since the passage of TEA-21, the pace at which federal funds have been invested in the infrastructure has been significantly less than originally projected. Construction industry belief is that the system has likely been constrained by some combination of funding, planning or availability of contractors, equipment or labor. It is expected that the effects of TEA-21 will become more visible in the year 2000. Some industry projections expect an overall increase in highway construction in the year 2000 to reach $6.1 billion or 12% more than 1999.

     Growth in the Company's current four-state market continues to outperform many areas of the country. The states of Arizona, Nevada and Utah remain among the leaders in key growth statistics such as population growth and employment gains. Between 1990 and 1998, Nevada and Utah were number one and two in overall housing growth. Arizona was fourth behind Idaho. The consensus of economic predictions indicates a slowing over the high growth rates experienced in recent years, but most indicators point toward a continuing healthy construction economy. While expected to diminish slightly from 1999, continuing positive growth in population and employment and the overall good health of the economy in the year 2000 in the Company's market should continue to provide funding for construction of key transportation facilities. Multi-billion dollar freeway construction programs in metropolitan Phoenix, Arizona and Las Vegas, Nevada are continuing to be funded by sales tax measures that are in addition to monies obtained from TEA-21 and other local user fees.

     The Company's commercial construction materials operations are impacted to a greater degree by the conditions of the residential and commercial sectors of the construction economy. Local economic forecasts for 2000 predict that residential and commercial construction in both Las Vegas, Nevada and Phoenix, Arizona areas will be less than 1999 levels but should still show positive growth. The primary customers of RMI, the Company's wholly-owned ready mix concrete subsidiary, are residential and commercial builders and subcontractors. As a result, the Company may be faced with increased competition from other local suppliers of ready mix concrete. RMI plans to increase its activity in the infrastructure portion of the market and may more frequently provide concrete to MVC.

     The Company believes the overall economic health in its existing market will present opportunities for improved performance.

Operations

     In addition to the construction of highways, bridges, overpasses and airport runways, the Company constructs other heavy civil projects. From its Phoenix, Arizona corporate office and area offices in Phoenix, Arizona, Moapa, Nevada, Farmington, Utah and Ruidoso, New Mexico, the Company markets (primarily by responding to solicitations for competitive bids) and manages all of its projects. Project management is also located on-site to provide direct supervision to the operations.

     In addition to profitability, the Company considers a number of factors when determining whether to bid on a project, including the location of the project, likely competitors and the Company's current and projected workloads. The Company uses a computer-based project estimating system which reflects its bidding and construction experience and performs detailed quantity take-offs from bidding documents, which the Company believes helps identify a project's risks and opportunities. The Company develops comprehensive estimates with each project divided into phases and line items for which separate labor, equipment, material, subcontractor and overhead cost estimates are compiled. Once a project begins, the estimate provides the Company with a budget against which ongoing project costs are measured. There can be no assurance that every project will attain its budgeted costs. A number of factors can affect a project's profitability including weather, availability of a quality workforce and actual productivity rates. Each month the project manager updates the project's projected performance at completion by using actual costs-to-date and re-forecasted costs-to-complete for the balance of the work remaining. Regular review of these estimated costs-to-complete allow project, area and corporate management to be as responsive as possible to cost overruns or other problems that may affect profitability.

     The Company owns some of the equipment used in its business lines, including cranes, backhoes, scrapers, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment. The net book value of the Company's equipment at December 31, 1999 was approximately $15.1 million. During 1999, the Company acquired $6.5 million of equipment, related primarily to the construction material processing plants and additional equipment needed for the added construction workload. The Company leases a significant portion of its equipment and attempts to keep the equipment as fully utilized as possible. Equipment may be rented on a short-term basis to subcontractors.

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

     The Company initiated its commercial construction materials operations in the first quarter 1997 with the start-up of RMI. RMI currently operates one concrete batch plant in North Las Vegas with 40 ready mix trucks. All of RMI's internal sand and gravel needs are manufactured from its own rock quarry in Moapa, Nevada. Production capacity at the Moapa quarry was increased substantially during 1999. Additional sales staff was added to promote sales of rock and sand products and landscape rock resulting from the Company's increased production capacity. Currently, the Company sells rock and sand products from its other commercial materials production sites in Ruidoso, New Mexico, Alamagordo, New Mexico and Prescott Valley, Arizona. The Company intends to expand its production capabilities at its Prescott Valley quarry. Recently, the Company obtained the rights to mine sand and gravel from sites in Nephi and Payson, Utah and expects to begin producing and selling sand and gravel, ready mix concrete and asphalt from these sites during the year 2000. The Company is negotiating the acquisition of mineral rights on properties in Phoenix, Arizona and Henderson, Nevada. If these mineral rights can be successfully acquired, the Company intends to accelerate the development of these properties into producing commercial sites as soon as possible. Ultimately, it is the Company's intent to generate approximately one-third of its revenue from commercial material sales.

Projects and Customers

     The Company specializes in public sector construction projects and its principal customers are the state departments of transportation in Nevada, Arizona, Utah and New Mexico and bureaus and departments of municipal and county governments in those states. For the year ended December 31, 1999, revenue generated from six projects in Nevada, Arizona and Utah represented 67% of the Company's revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which the Company operates, could have an adverse effect on the Company's results of operations. For the years ended December 31, 1997, 1998 and 1999, the Company recognized a significant portion of its consolidated revenue from three customers (shown as an approximate percentage of consolidated revenue):

                                            For the Years Ended December 31,
                                          ------------------------------------
                                            1997          1998          1999
                                          ------------------------------------
Arizona Department of Transportation...      27.8%         29.9%         26.2%
Clark County General Services..........      33.0%         12.5%         28.7%
Nevada Department of Transportation....       7.6%         24.3%         17.2%

Backlog

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $104 million at December 31, 1999, compared to approximately $220 million at December 31, 1998. At December 31, 1999, the Company's backlog included approximately $100 million of work that is scheduled for completion during 2000. Accordingly, revenue in 2000 and 2001 will be significantly reduced if the Company is unable to obtain substantial new projects in 2000. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. The Company believes that its backlog figures are firm, subject to provisions contained in its contracts which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. The Company has not been materially adversely affected by contract cancellations or modifications in the past. Revenue is impacted in any one period by the backlog at the beginning of the period. The Company's backlog depends upon the Company's success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of the Company's backlog and other internal and external factors. A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year.

Competition

     The Company believes that the primary competitive factors as a prime contractor in the construction industry are price, reputation for quality work, financial strength, and knowledge of local market conditions and estimating abilities. The Company believes that it competes favorably with respect to each of the foregoing factors. Most of the Company's projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. Because the Company's bids are often determined by the cost to it of subcontractor services and materials, the Company believes it is often able to lower its overall construction bids due to its prompt payments to, consistent workloads for, and good relationships with its subcontractors and suppliers. The Company competes with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) projects. When bidding on larger infrastructure projects, the Company also competes with larger, well capitalized regional and national contractors (including Granite Construction Incorporated, Peter Kiewit Sons', Inc., Sundt Corp. and Morrison Knudsen), many of whom have larger net worths, higher bonding capacities and more construction personnel than the Company. Due to currently favorable market conditions in Nevada, Arizona, Utah and New Mexico, which have resulted in an increase in heavy construction projects in these states, additional competition may be expected. Such additional competition could reduce the Company's profit margins on certain projects.

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

     The Company does not believe that the competitive environment is materially different in other western states in which the Company may expand. Initially, the Company will be at a competitive disadvantage in new geographic locations until it obtains information on those locations and develops relationships with local subcontractors and suppliers.

     To some extent, the Company faces the same competitors for sales of construction materials as it does for its contracting work. It is common for prime contractors in the heavy highway construction industry to develop some degree of vertical integration into construction materials. Companies such as Granite Construction, Kiewitt, Oldcastle and LaFarge, among others, provide contracting services and produce construction materials. The quality of the product and the customer service are often just as important, if not more so, than price in successfully marketing construction materials. Vertical integration into construction materials may occasionally allow the Company to be more competitive in its bidding for construction contracts. However, the Company's marketing strategy is to make third party sales its top priority. To accomplish this, the Company recognizes that its construction materials customers must receive a consistently high quality product and first-priority service.

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

Insurance and Bonding

     The Company maintains general liability and excess liability insurance covering its owned and leased construction equipment and workers' compensation insurance in amounts it believes are consistent with its risks of loss and in compliance with specific insurance coverage required by its customers as a part of the bidding process. The Company carries liability insurance of $27 million per occurrence, which management believes is adequate for its current operations and consistent with the requirements of projects currently under construction by the Company. The Company carries builders risk insurance on a limited number of projects and is dependent upon management's assessment of the project risk versus the cost of insurance.

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

     A more focused marketing effort and greater emphasis on customer care and service are important tools in promoting sales of construction materials. Certification of plants and facilities must be obtained and maintained in order to comply with certain project and specification requirements. Membership and participation in selected industry associations help increase the Company's exposure to potential clients and are two means by which the Company stays informed on industry developments and future prospects within the marketplace. Building and maintaining customer relations and reputation for quality work are essential elements to the marketing efforts of RMI.

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

Employees

     On December 31, 1999, the Company employed approximately 68 salaried employees (including its management personnel and executive officers) and approximately 417 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. For the year ended December 31, 1999, the number of hourly employees ranged from approximately 417 to approximately 640 and averaged approximately 563. At December 31, 1999, the Company is party to four project agreements in Arizona with the Arizona State District Council of Carpenters, AFL-CIO which covers approximately 7% of the Company's hourly workforce. At December 31, 1999, the Company believes its relations with its employees are satisfactory.

Item 2.   Properties

     The following properties were leased by the Company at December 31, 1999:

          (1) 8,300 square feet of executive office space at 4411 South 40th Street, Suites D-10 and D-11, Phoenix, Arizona, 85040, pursuant to a lease which expires in December 2000, at a monthly rental rate of $8,026 per month.
          (2) 2,000 square feet of office space for the Company's ready mix operations, at 3430 E. Flamingo, Suite 100, Las Vegas, Nevada, pursuant to a lease that expires in October 2000, at a monthly rental rate of $2,692.
          (3) 2,000 square feet of office space at 1501 Highway 168, Moapa, Nevada 89025, on a month-to-month basis, at a rental rate of $840 per month, from a Company controlled by Kim A. Marshall, a principal stockholder. The Company believes that its Moapa rental rate is fair, reasonable and consistent with rates charged by unaffiliated third parties in the same market area.

     The Company owns approximately five acres of land at 109 W. Delhi, North Las Vegas, Nevada 89030, which is used for the manufacturing of ready mix concrete.

     The Company owns approximately 24.5 acres of land in Moapa, Nevada, which is currently being held for sale.

     The Company has determined that the above properties are sufficient to meet the Company's current needs.

Item 3.   Legal Proceedings

     The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings (which generally relate to disputes between the Company and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and no pending proceedings are material to its financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has been listed on the Nasdaq National Market since October 1995 and is traded under the symbol "MVCO". The following table represents the high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

                                          1998                 1999
                                   ---------------------------------------
                                     High      Low       High       Low
                                   ---------------------------------------
          First Quarter..........     6 5/8     5 1/8    5 7/16      4
          Second Quarter ......       7         5 1/2    4 3/4       4
          Third Quarter ........      7 1/4     5        4 9/16      3 15/16
          Fourth Quarter .......      6 1/4     4 5/8    4 3/8       3 3/8

Holders of Record

     As of February 16, 2000, there were 675 record and beneficial owners of the Company's Common Stock.

Item 6.   Selected Financial Data

Years Ended December 31,
------------------------

Income Statement Data:
                                                          1995           1996            1997           1998          1999
                                                       -----------   ------------    ------------    ------------  ------------
Revenue.............................................   $90,048,523   $133,723,645    $146,273,286    $187,036,077  $210,002,272
Gross Profit........................................     4,354,455      2,810,585       7,861,972       9,444,231     9,931,446
Income (loss) from Operations.......................     2,364,676       (255,072)      3,172,430       3,084,983     3,260,411
Interest Expense....................................     1,116,464        611,828         624,048         435,358       209,872
Income (loss) from continuing operations
  before income taxes...............................     1,608,997        (30,410)      3,235,458       3,592,019     3,930,586
Net income (loss) from continuing operations........     1,059,347        (37,531)      2,072,567       2,169,579     2,340,106
Discontinued Operations:
  Loss from discontinued operations (1).............             -        (47,697)       (860,952)       (635,246)            -
  Estimated loss on disposal of net assets of
    discontinued operations (2).....................             -              -               -      (1,950,000)            -
Net income (loss)...................................     1,059,347        (85,228)      1,211,615        (415,667)            -
Basic net income (loss) per common share:
  Income (loss) from continuing operations..........          $.65          $(.01)           $.58            $.60          $.67
  Loss from discontinued operations.................             -           (.01)           (.24)           (.18)            -
  Estimated loss on disposal of net assets of
    discontinued operations.........................             -              -               -            (.54)            -
Basic net income (loss) per common share............          $.65          $(.02)           $.34           $(.12)         $.67
Diluted net income (loss) per common share:
  Income (loss) from continuing operations..........          $.65          $(.01)           $.57            $.60          $.66
  Loss from discontinued operations.................             -           (.01)           (.24)           (.17)            -
  Estimated loss on disposal of net assets of
    discounted operations...........................             -              -               -            (.54)            -

Diluted net income (loss) per common share..........          $.65          $(.02)           $.33           $(.11)         $.66

Basic weighted average common shares
  outstanding.......................................     1,641,663      3,601,250       3,601,250       3,601,250     3,518,510

Diluted weighted average common shares
  outstanding.......................................     1,641,663      3,601,250       3,651,360       3,644,651     3,529,705

Financial Position Data:
Working capital.....................................   $11,319,107   $  8,689,123    $  5,152,550    $  5,760,414  $  6,167,161
Total assets........................................    28,909,786     42,171,030      47,737,762      49,297,063    58,425,361
Long-term debt......................................     3,689,055      4,631,377       5,847,659       5,977,643     7,121,634
Stockholders' equity................................    11,761,997     11,676,769      12,888,384      12,472,717    14,812,823

(1) Includes the net income tax benefit of $28,756, $443,520 and $423,497 for the years ended December 31, 1996, 1997 and 1998 for the discontinued operations of Prestressed Products Incorporated.
(2) Estimated loss on disposal of net assets of Prestressed Products Incorporated (net of income tax benefit of $1,300,000), including $1,350,000 for operating losses during the phase-out period.

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

     The Company, through its subsidiaries, primarily operates as a heavy construction contractor specializing in infrastructure projects including the construction of bridges and overpasses, channels, roadways, highways and airport runways. The Company generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona, Utah and New Mexico. The Company primarily seeks public sector customers because public sector projects are less cyclical than private sector projects, payment is more reliable, work required by the project is generally standardized and little marketing expense is incurred in obtaining projects.

     The Company owns and leases portable hot mix asphalt plants and related paving equipment and a rubberized asphalt plant. The asphalt paving capabilities provide the Company the opportunity to expand its existing geographic market, enhance its construction operations in its existing market, improve its competitiveness and may generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt or rubberized asphalt.

     In 1996, the Company expanded its Nevada construction industry activities with the formation of Ready Mix, Inc. ("RMI") as a wholly-owned subsidiary. RMI manufactures and distributes ready mix concrete and owns and operates a construction materials processing plant in the Las Vegas, NV area. RMI primarily targets prospective customers such as concrete subcontractors, prime contractors, home builders, commercial and industrial property developers, pool builders and homeowners. RMI began its ready mix concrete operation from its first location in March 1997 and began processing construction materials in November 1999. Financed with internal funds, a $2 million line of credit, notes payable and operating leases, RMI intends to operate from two or more sites using at least 104 mixer trucks. During January 2000, the Company ordered 64 mixer trucks at an estimated cost of $8,400,000.

     In 1996, the Company formed Prestressed Products Incorporated ("PPI") as a wholly-owned subsidiary to design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines included architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada. As a result of continuing operating losses, in June 1998, the Company adopted a formal plan (the "plan") to discontinue the operations of PPI. The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets of PPI, which included a provision of $1,350,000 for estimated losses during the phase-out period of July 1, 1998 through June 30, 1999. During the twelve months ended December 31, 1998 and 1999, $1,134,112 and $598,172 of the expected losses were incurred (net of income tax benefit of $756,073 and $398,743).

     In 1999, the Company expanded its construction materials processing operations within its geographic area. During January 2000, the Company purchased equipment in the amount of $159,000 and has requested finance proposals for equipment totaling approximately $7,433,840, related to its construction materials processing operations.

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $104 million at December 31, 1999, compared to approximately $220 million at December 31, 1998. At December 31, 1999, the Company's backlog included approximately $100 million of work that is scheduled for completion during 2000. Accordingly, revenue in 2000 and 2001 will be significantly reduced if the Company is unable to obtain substantial new projects in 2000. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. The Company believes that its backlog figures are firm, subject to provisions contained in its contracts which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. The Company has not been materially adversely affected by contract cancellations or modifications in the past. Revenue is impacted in any one period by the backlog at the beginning of the period. The Company's backlog depends upon the Company's success in the competitive bid process.

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

     Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a loss in connection with any such retention.

     The Company has historically relied upon a small number of projects to generate a significant portion of its revenue. For instance, revenue generated from six projects represented 67% of the Company's revenue for the year ended December 31, 1999. Results for any one calendar quarter may fluctuate widely depending upon the stage of completion of the Company's active projects.

Results of Operations

     The following table sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

                                                                             Years Ended December 31,
                                                                      ---------------------------------
                                                                      1997         1998          1999
                                                                      ------       ------        ------
       Revenue....................................................    100.00%      100.00%       100.00%
       Cost of revenue............................................     94.63        94.95         95.27
       Gross profit...............................................      5.37         5.05          4.73
       General and administrative expenses........................      3.21         3.40          3.18
       Income from operations.....................................      2.16         1.65          1.55
       Interest income............................................       .46          .46           .32
       Interest expense...........................................      (.43)        (.23)         (.10)
       Other income...............................................       .01          .05           .10
       Net income from continuing operations......................      1.42         1.16          1.11
       Loss from discontinued operations..........................      (.59)        (.34)            -
       Estimated loss on disposal of net assets of
            discontinued operations...............................         -        (1.04)            -
       Net income (loss)..........................................       .83         (.22)         1.11

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

     Revenue and Backlog. Revenue increased 12.3% to $210.0 million for the year ended December 31, 1999 from $187.0 million for the year ended December 31, 1998. The increase was the result of an increase in contract revenue of $22.7 million and a $.3 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased to $104.0 million at December 31, 1999 compared to $220.0 million at December 31, 1998. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 5.05% for 1998 to 4.73% for 1999. The decrease in gross profit margin was the result of (i) cost overruns on certain projects (ii) weather and execution difficulties related to a bridge substructure and (iii) costs to remove and repair a portion of a partially constructed bridge that was damaged by the collapse of a temporary support system, offset, in part, by increased profit recognition related to several projects nearing completion at December 31, 1999. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative Expenses. General and administrative expenses increased from $6,359,248 for 1998 to $6,671,035 for 1999. The increase resulted, in part, from costs related to various employee incentive plans amounting to $206,000, $44,000 in costs related to the education and training of corporate and area personnel, $69,000 in costs related to legal and accounting and a variety of other costs related to the administration of the corporate and area offices.

     Interest Income and Expense. Interest income for 1999 decreased to $668,928 from $856,191 for 1998 resulting primarily from a decrease in invested cash reserves. Interest expense decreased for 1999 to $209,872 from $435,358 for 1998 due primarily to a $1,000,000 reduction in related party debt during January 1999.

     Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after income taxes was $2,340,106 for 1999 as compared to $2,169,579 for 1998. The increase resulted from higher revenues offset by increased general and administrative expenses and decreased gross profit margins, as well as lower interest income and lower interest expense.

     Discontinued Operations. In June 1998, due to continuing operating losses, the Company decided to dispose of its wholly-owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1,950,000 charge (net of income tax benefit of $1,300,000), related to the disposal of assets for the Prestressed Products business, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the years ended December 31, 1998 and 1999, $1,134,112 and $598,172 of the expected losses were incurred (net of income tax benefit of $756,073 and $398,743).

     Net Income (loss). Net income (loss), after discontinued operations, for 1999 was $2,340,106 as compared to $(415,667) for 1998.

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

     Net Loss.  Net loss, after discontinued operations, for 1998 was $415,667.

Liquidity and Capital Resources

     The Company's primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the other construction and construction related businesses heretofore discussed. Annual revenue has grown from approximately $146.3 million in 1997 to $210.0 million in 1999. Growth has resulted in the need for additional capital to finance increased receivables, inventory, retentions and capital expenditures, and to address fluctuations in the work-in-process billing cycle.

     The following table sets forth, for the periods presented, certain items from the Statements of Cash Flows of the Company.

                                                                              For The Years Ended December 31,
                                                                       ----------------------------------------------
                                                                           1997             1998             1999
                                                                       ------------     -----------      ------------
          Cash Provided By (Used in) Operating Activities...........   $  7,545,827     $ 10,889,235     $ (2,248,335)

          Cash Provided By (Used in) Investing Activities...........     (4,432,322)         331,646          681,483

          Cash Used in Financing Activities.........................     (1,738,860)      (3,043,020)      (3,248,684)

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

     Cash used in operating activities during 1999 amounted to $2.2 million, primarily the result of an increase in net costs in excess of billings of $7.9 million, an increase in inventory of $3.6 million, an increase in accounts receivable of $3.8 million, offset in part by an increase in accounts payable of $7.0 million, an increase in accrued liabilities of $.3 million, a decrease in prepaid expense and other of $.6 million, an increase in deferred income taxes payable of $.6 million, net income of $2.3 million and depreciation and amortization of $2.0 million.

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

     Cash provided by investing activities during 1999 amounted to $.7 million related primarily to a decrease in restricted cash of $1.5 million, the collection of a note receivable of $.2 million, proceeds from the sale of property and equipment of $.4 million and a decrease in net assets of discontinued operations of $.2 million, offset by the purchase of property and equipment of $1.4 million and the purchase of mineral rights of $.2 million.

     Cash used in financing activities during 1997 amounted to $1.7 million including $.5 million repayment of a loan from a related party plus $.5 million prepayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $.7 million. Cash used in financing activities during 1998 amounted to $3.0 million including a total of $1.5 million of prepayments of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $1.5 million. Cash used in financing activities during 1999 amounted to $3.2 million including the $1.0 million prepayment of a loan from a related party and the repayments of notes payable and capital lease obligations in the amount of $2.2 million. The aforementioned note payable related party was due to a principal shareholder of the Company, the Richard C. Lewis Family Revocable Trust I.

     The Company currently has available from a commercial bank a $2 million operating line of credit at an interest rate of the commercial bank's prime plus
 .50% ("line of credit"). At December 31, 1999, and as of the filing date of this report, nothing had been drawn on the line of credit. Under the line of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At December 31, 1999, the Company was in full compliance with all such covenants and there are no material covenants or restrictions in the line of credit which the Company believes would impair its operations. The line of credit expires September 15, 2000.

     During January 2000, the Company solicited finance proposals for equipment totaling $7,433,840, related to its construction materials processing operations. In addition, the Company ordered 64 mixer trucks at an estimated cost of $8,400,000. The Company anticipates the equipment and mixer trucks will be financed using notes payable and/or operating leases. In February 2000, the Company ordered an asphalt hot mix plant, which is included in the solicited finance proposals, with an estimated cost of $1,900,000.

     The Company anticipates that a substantial portion of the costs associated with a planned second ready-mix plant and related equipment will be financed through bank financing and operating leases. In addition, the Company is currently leasing approximately 40 ready-mix trucks with annual lease payments of approximately $882,000.

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

Year 2000

     At this time, the Company has not been adversely affected by the Year 2000. The Company does not anticipate any future disruptions to business, but cannot be assured that any disruptions to business arising from customers or vendors may not affect its operations.

Known and Anticipated Future Trends and Contingencies

     During 1998 and early 1999, the Company was the focal point of a union organizing effort spearheaded by the Building and Trades Organizing Project ("BTOP"). In mid-1999 the BTOP reduced its presence in the Las Vegas area and, as a result, the Company has currently ceased being the target of their organizing activities.

     Subject to the Company's profitability and increases in retained earnings, it is anticipated that its bonding limits will increase proportionately, thereby allowing the Company to bid on and perform more and larger projects.

     The Company believes that government at all levels will continue to be the primary source of funding for infrastructure work. TEA-21 establishes a total budget authority of $215 billion over the six-year period 1998-2003. TEA-21 ensures that tax revenue deposited into the Highway Trust Fund will be spent on transportation improvements by guaranteeing $165 billion for highways and $35 billion for transit and by further stipulating that appropriators can spend trust fund dollars only on transportation. See "Market Overview".

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

Item 8.  Financial Statements and Supplementary Data

     The Company's Consolidated Financial Statements are indexed on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information on directors and executive officers of the Company will be included under the caption "Directors and Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1999, which is hereby incorporated by reference.

Item 11. Executive Compensation

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1999, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 1999, which is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Certain Relationships and Related Transactions" and "Information Regarding Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1999, which is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)   Financial Statements
                 See Item 8 of Part II hereof.

     (a)(2)   Financial Statement Schedules
                 The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for the years ended December 31, 1997, 1998 and 1999.

     (b)      Reports on Form 8-K
                 There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1999.

     (c)       Exhibits

                 Exhibit
                    No.                               Title
                 -------   ---------------------------------------------------
                    1.01 Form of Underwriting Agreement with Spelman & Co., Inc. (1)
                    1.02    Form of Selected Dealer Agreement (1)
                    1.03    Form of Representatives' Warrant (1)
                    1.04    Consulting Agreement with the Representative (1)
                    1.05 Form of Amended Underwriting Agreement (Spelman & Co., Inc.) (1)
                    1.06 Form of Amended Representatives' Warrant (Spelman & Co., Inc.)(1)
                    1.07    Form of Underwriting Agreement (H D Brous & Co.,
                            Inc.)(1)
                    1.08 Form of Selected Dealer Agreement (H D Brous & Co., Inc.)(1)
                    1.09 Form of Representatives' Unit Warrant (H D Brous & Co., Inc.)(1)
                    1.10    Warrant Agreement (1)
                    1.11    Agreement Among Underwriters (1)
                    1.12    Form of Underwriting Agreement (H D Brous & Co.,
                            Inc. and Neidiger/Tucker/Bruner, Inc.)(1)
                    1.13    Form of Agreement Among Underwriters (H D Brous &
                            Co., Inc. and Neidiger/Tucker/Bruner, Inc.)(1)

                 Exhibit
                    No.                               Title
                 -------    -------------------------------------------------
                    1.14    Form of Selected Dealer Agreement (H D Brous & Co.,
                            Inc. and Neidiger/Tucker/Bruner, Inc.)(1)
                    1.15    Form of Representatives' Warrant Agreement,
                            including Form of Representatives' Warrant (H D
                            Brous & Co., Inc. and Neidiger/Tucker/ Bruner, Inc.
                            )(1)
                    3.01    Articles of Incorporation and Amendments thereto of
                            the Registrant (1)
                    3.02    Bylaws of the Registrant (1)
                    3.03    Bylaws of the Registrant Effective October 20, 1995
                            (1)
                    5.01    Opinion of Gary A. Agron, regarding legality of the
                            Common Stock (includes Consent)(1)
                    5.02    Opinion of Gary A. Agron, regarding legality of the
                            Units, Common Stock and Warrants (1)
                   10.01    Incentive Stock Option Plan (1)
                   10.02    Office lease of the Registrant (1)
                   10.03    Office lease of the Registrant (1)
                   10.04    Contract between the State of Arizona and the
                            Registrant dated October 22, 1993 (1)
                   10.05    Surety Bond between the Registrant and St. Paul
                            Fire & Marine Insurance Company (1)
                   10.06    Surety Bond between the Registrant and United States
                            Fidelity and Guaranty Company (1)
                   10.07    Contract between Clark County, Nevada and the
                            Registrant dated October 6, 1992 (1)
                   10.08    Surety Bond between the Registrant and St. Paul
                            Fire and Marine Insurance Company (1)
                   10.09    Agreement between Salt Lake City Corporation and
                            the Registrant dated May 5, 1993 (1)
                   10.10    Contract between Clark County, Nevada and the
                            Registrant dated July 21, 1993 (1)
                   10.11    Contract between Clark County, Nevada and the
                            Registrant dated August 17, 1993 (1)
                   10.12    Promissory Note executed by Robert C. Lewis and
                            Richard C. Lewis (1)
                   10.13    Promissory Note executed by Moapa Developers, Inc.
                            (1)
                   10.14    Promissory Note executed by Paul R. Lewis (1)
                   10.15    Contract between Clark County, Nevada and the
                            Registrant dated September 7, 1993 (1)
                   10.16    Agreement between Salt Lake City Corporation and
                            the Registrant dated February 11, 1994 (1)
                   10.17    Contract between Northwest/Cheyenne Joint Venture
                            and the Registrant dated March 16, 1994 (1)
                   10.18    Contact between Clark County, Nevada and the
                            Registrant dated April 5, 1994 (1)
                   10.19    Statutory Payment Bond dated September 8, 1994 (1)
                   10.20    Employment Agreement with Mr. Lewis (1)
                   10.21    Employment Agreement with Mr. Black (1)
                   10.22    Employment Agreement with Mr. Terril (1)
                   10.23    Employment Agreement with Mr. Nelson (1)
                   10.24    Employment Agreement with Ms. Danley (1)
                   10.25    Employment Agreement with Mr. Jessop (1)
                   10.26    Employment Agreement with Mr. Larson (1)
                   10.27    Stock Purchase Agreement (1)
                   10.28    Form of Lockup Letter (1)
                   10.29    Revolving Credit Loan Agreement (1)

    Exhibit
      No.                                         Title
    -------    ----------------------------------------------------------------
      10.30    Contract Award Notification - Arizona Department of
               Transportation (1)
      10.31    Contract Award Notification - McCarran International Airport (1)
      10.32    Contract Award Notification - City of Henderson (1)
      10.33    Contract between Registrant and Arizona Department of
               Transportation (1)
      10.34    Contract between Registrant and Arizona Department of
               Transportation (1)
      10.35    Office Lease of the Registrant (1)
      10.36    Contract between Registrant and Arizona Department of
               Transportation (2)
      10.37    Contract Award Notification - Clark County (2)
      10.38    Joint Venture Agreement (2)
      10.39    Employment Agreement with Mr. Grasmick (2)
      10.40    Contract between Registrant and Clark County, Nevada (2)
      10.41    Contract between Registrant and Clark County, Nevada (2)
      10.42    Contract between Registrant and Utah Department of
               Transportation (2)
      10.43    Contract between Registrant and Arizona Department of
               Transportation (2)
      10.44    Promissory Note executed by Nevada State Bank (2)
      10.45    Escrow Settlement Documents and related Promissory Note (2)
      10.46    Conveyor Sales Contract and Security Agreement (2)
      10.47    CAT Financial Installment Sale Contract (2)
      10.48    Second and Third Amendments to Office Lease of the Registrant (2)
      10.49    Lease Agreement with US Bancorp (2)
      10.50    Lease Agreement with CIT Group (2)
      10.51    CAT Financial Installment Sale Contract (3)
      10.52    CAT Financial Installment Sale Contract (3)
      10.53    CAT Financial Installment Sale Contract (3)
      10.54    CAT Financial Installment Sale Contract (3)
      10.55    CAT Financial Installment Sale Contract (3)
      10.56    Escrow Settlement Documents (3)
      10.57    Promissory Note executed by General Electric Capital
               Corporation (3)
      10.58    Promissory Note executed by General Electric Capital
               Corporation (3)
      10.59    Promissory Note executed by General Electric Capital
               Corporation (3)
      10.60    Promissory Note executed by General Electric Capital
               Corporation (3)
      10.61    Promissory Note executed by Nevada State Bank (3)
      10.62    KDC Sales Contract (3)
      10.63    Lease Agreement with CIT (3)
      10.64    Lease Agreement with CIT (3)
      10.65    Contract between Registrant and Utah Department of
               Transportation (3)
      10.66    Contract between Registrant and Clark County, Nevada (3)
      10.67    Contract between Registrant and New Mexico State Highway and
               Transportation Department (3)
      10.68    Contract between Registrant and Salt Lake City Corporation (3)
      10.69    Contract between Registrant and Utah Department of
               Transportation (3)
      10.70    Contract between Registrant and Arizona Department of
               Transportation (3)
      10.71    Contract between Registrant and Nevada Department of
               Transportation (3)

    Exhibit
      No.                                  Title
    -------    -----------------------------------------------------------------
      10.72    Employment and Indemnification Agreements with Mr. Nelson (3)
      10.73    Employment and Indemnification Agreements with Mr. Terril (3)
      10.74    Employment and Indemnification Agreements with Mr. Lewis (3)
      10.75    Employment and Indemnification Agreements with Mr. Larson (3)
      10.76    Employment and Indemnification Agreements with Mr. Burnell (3)
      10.77    Lease Agreement with Banc One Leasing Corp. (4)
      10.78    Lease Agreement with Banc One Leasing Corp. (4)
      10.79    Lease Agreement with Banc One Leasing Corp. (4)
      10.80    Lease Agreement with US Bancorp. (4)
      10.81    Security Agreement with Associates Commercial Corporation (4)
      10.82    Lease Agreement with Caterpillar Financial Services (4)
      10.83    Contract between Registrant and Clark County, Nevada (4)
      10.84    Contract between Registrant and Arizona Department of
               Transportation (4)
      10.85    Contract between Registrant and New Mexico State Highway and
               Transportation Department (4)
      10.87    Contract between Registrant and New Mexico State Highway and
               Transportation Department (4)
      10.88    Joint Venture Agreement between Registrant and R.E. Monks
               Construction Co. (4)
      10.89    Contract between Meadow Valley Contractors, Inc./R.E. Monks
               Construction Co. (JV) and Arizona Department of Transportation
               (4)
      10.90    Contract between the Registrant and Utah Department of
               Transportation (4)
      10.91    Contract between the Registrant and Clark County, Nevada (4)
      10.92    General Agreement of Indemnity between the Registrant and Liberty
               Mutual Insurance Company (4)
      10.93    Employment Agreement with Mr. Larson (4)
      10.94    Lease Agreement between the Registrant and Ken Nosker (4)
      10.95    Promissory Note executed by General Electric Capital Corporation
      10.96    Promissory Note executed by General Electric Capital Corporation
      10.97    Promissory Note executed by John Deere Construction Equipment
               Company
      10.98    Promissory Note executed by John Deere Construction Equipment
               Company
      10.99    Transfer and Assumption Agreement executed by Associates
               Leasing, Inc
     10.100    Lease Agreement with Banc One Leasing Corp.
     10.101    Lease Agreement with Caterpillar Financial Services
     10.102    Lease Agreement with Trinity Capital Corporation
     10.103    Lease Agreement with Banc One Leasing Corp.
     10.104    Wheeler Machinery Co. Installment Sale Contract
     10.105    Wheeler Machinery Co. Installment Sale Contract
     10.106    Bank One, Arizona Restated Revolving Line of Credit Note
     10.107    Promissory Note executed by General Electric Capital Corporation
     10.108    Employment Agreement with Mr. Larson
     10.109    Lease Agreement with Banc One Leasing Corp.
     10.110    Master Lease Agreement with Banc One Leasing Corp.
     10.111    Contract between Registrant and Arizona Department of
               Transportation
     10.112    Contract between Registrant and Arizona Department of
               Transportation

    Exhibit
      No.                                  Title
    -------    ---------------------------------------------------------------
     10.113    Contract between Registrant and Utah Department of Transportation
     10.114    Contract between Registrant and Flood Control District of
               Maricopa County
     10.115    Contract between Registrant and Johnson and Danley Construction
      16.01    Letter re: Change in Certifying Accountant (1)
      21.01    Subsidiaries of the Registrant (1)
      23.01    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)
      23.02    Consent of Semple & Cooper (Meadow Valley Corporation)(1)
      23.03    Consent of Gary A. Agron, Esq. (See 5.01, above.)(1)
      23.04    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)
      23.05    Consent of BDO Seidman, LLP (Meadow Valley Corporation)(1)
      23.06    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)
      23.07    Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
      23.08    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)
      23.09    Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow
               Valley Contractors, Inc.)(1)
      23.10    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)
      23.11    Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow
               Valley Contractors, Inc.)(1)
      23.12    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
      23.13    Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow
               Valley Contractors, Inc.)(1)
      23.14    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.)(1)
      23.15    Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow
               Valley Contractors, Inc.)(1)
       27.1    Financial Data Schedule

_________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995.
(2) Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-K.
(3) Incorporated by reference to the Company's December 31, 1997 Annual Report on Form 10-K
(4) Incorporated by reference to the Company's December 31, 1998 Annual Report on Form 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEADOW VALLEY CORPORATION

                                          /s/ Bradley E. Larson
                                          -------------------------------
                                          Bradley E. Larson
                                          President and Chief Executive Officer
                                          Date: March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Bradley E. Larson                     /s/ Earle C. May
-------------------------------------     ------------------------------------
Bradley E. Larson,                        Earle C. May
Director, President and Chief Executive   Director
Officer                                   Date: March 15, 2000
Date: March 15, 2000


/s/ Kenneth D. Nelson                     /s/ Paul R. Lewis
-------------------------------------     ------------------------------------
Kenneth D. Nelson,                        Paul R. Lewis,
Director, Chief Administrative Officer    Director and Chief Operating Officer
and Vice President                        Date: March 15, 2000
Date: March 15, 2000


/s/ Alan A. Terril                        /s/ Gary A. Agron
-------------------------------------     ------------------------------------
Alan A. Terril,                           Gary A. Agron,
Director and Vice President Nevada        Director
Operations                                Date: March 15, 2000
Date: March 15, 2000


/s/ Charles E. Cowan                      /s/ Charles R. Norton
-------------------------------------     ------------------------------------
Charles E. Cowan,                         Charles R. Norton
Director                                  Director
Date: March 15, 2000                      Date: March 15, 2000


/s/ Julie L.Bergo
-------------------------------------
Julie L. Bergo
Secretary and Principal Accounting Officer
Date: March 15, 2000

                         INDEX TO FINANCIAL STATEMENTS


Meadow Valley Corporation and Subsidiaries

     Independent Auditors' Report..........................................................................   F-3

     Consolidated Balance Sheets at December 31, 1998 and 1999.............................................   F-4

     Consolidated Statements of Operations for the years ended December 31, 1997, 1998, and 1999...........   F-5

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
     1997, 1998 and 1999...................................................................................   F-6

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999............   F-7

     Notes to Consolidated Financial Statements............................................................   F-9

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT






To the Stockholders and Board of Directors of Meadow Valley Corporation

We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted audit standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadow Valley Corporation and Subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.








February 25, 2000

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,          December 31,
Assets:                                                                                    1998                  1999
                                                                                     ---------------      ---------------
Current Assets:
     Cash and cash equivalents (Notes 1 and 2)...................................    $    10,993,025      $     6,177,489
     Restricted cash (Notes 1, 2 and 17).........................................          3,678,685            2,143,507
     Accounts receivable, net (Notes 1, 3 and 17)................................         15,434,491           19,256,882
     Prepaid expenses and other..................................................          1,858,184            1,193,912
     Inventory (Note 1)..........................................................                  -            3,603,517
     Note receivable - other (Note 10)...........................................              2,386                    -
     Costs and estimated earnings in excess of billings on uncompleted
        contracts (Note 4).......................................................          3,850,619            8,858,933
                                                                                     ---------------      ---------------
              Total Current Assets...............................................         35,817,390           41,234,240

Property and equipment, net (Notes 1, 5, 8, 11, 12 and 22).......................         10,995,846           15,077,673
Refundable deposits (Note 21)....................................................            191,433               83,680
Note receivable - other (Note 10)................................................            206,421                    -
Goodwill, net (Note 1)...........................................................          1,660,792            1,580,762
Mineral rights...................................................................                  -              255,168
Net assets of discontinued operations (Note 20)..................................            425,181              193,838
                                                                                     ---------------      ---------------
                Total Assets.....................................................    $    49,297,063      $    58,425,361
                                                                                     ===============      ===============

Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes payable - other (Note 8)..............................................    $     1,145,621      $     1,304,092
     Obligations under capital leases (Note 13)..................................            678,562            1,114,722
     Accounts payable (Notes 6 and 11)...........................................         13,797,436           20,807,792
     Accrued liabilities (Notes 7 and 11)........................................          3,091,362            3,387,320
     Billings in excess of costs and estimated earnings on uncompleted
       contracts (Note 4)........................................................         11,343,995            8,453,153
                                                                                     ---------------      ---------------
                Total Current Liabilities........................................         30,056,976           35,067,079

Deferred income taxes (Notes 1 and 12)...........................................            789,727            1,423,825
Obligations under capital leases (Note 13).......................................          2,031,316            4,410,854
Note payable - related party (Note 11)...........................................          1,000,000                    -
Notes payable - other (Note 8)...................................................          2,946,327            2,710,780
                                                                                     ---------------      ---------------
               Total Liabilities.................................................         36,824,346           43,612,538
                                                                                     ---------------      ---------------

Commitments and contingencies (Notes 9, 11, 13 and 15)

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued
       and outstanding (Note 14).................................................                  -                    -
     Common stock - $.001 par value; 15,000,000 shares authorized, 3,601,250
        issued and 3,501,250 outstanding (Notes 14 and 18).......................              3,601                3,601
     Additional paid-in capital..................................................         10,943,569           10,943,569
     Capital adjustments.........................................................           (799,147)            (799,147)
     Retained earnings...........................................................          2,324,694            4,664,800
                                                                                     ---------------      ---------------
               Total Stockholders' Equity........................................         12,472,717           14,812,823
                                                                                     ---------------      ---------------
               Total Liabilities and Stockholders' Equity........................    $    49,297,063      $    58,425,361
                                                                                     ===============      ===============



  The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statement

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the Years Ended December 31,
                                                               --------------------------------------------------------
                                                                      1997                 1998                1999
                                                               ----------------      ---------------     --------------
Revenue (Note 17)...........................................   $    146,273,286      $   187,036,077     $  210,002,272

Cost of revenue (Note 11)...................................        138,411,314          177,591,846        200,070,826
                                                               ----------------      ---------------     --------------
Gross profit................................................          7,861,972            9,444,231          9,931,446

General and administrative expenses (Note 11)...............          4,689,542            6,359,248          6,671,035
                                                               ----------------      ---------------     --------------
Income from operations......................................          3,172,430            3,084,983          3,260,411
                                                               ----------------      ---------------     --------------
Other Income (Expense):
Interest income.............................................            666,397              856,191            668,928
Interest expense (Note 11)..................................           (624,048)            (435,358)          (209,872)
Other income................................................             20,679               86,203            211,119
                                                               ----------------      ---------------     --------------
                                                                         63,028              507,036            670,175
                                                               ----------------      ---------------     --------------
Income from continuing operations before income taxes.......          3,235,458            3,592,019          3,930,586

Income tax expense (Note 12)................................         (1,162,891)          (1,422,440)        (1,590,480)
                                                               ----------------      ---------------     --------------
Net income from continuing operations.......................          2,072,567            2,169,579          2,340,106


Discontinued operations (Note 20):
  Loss from operations of Prestressed Products subsidiary,
    net of income tax benefit of $443,520 and $423,497......           (860,952)            (635,246)                 -
  Estimated loss on disposal of net assets of Prestressed
    Products subsidiary (net of income tax benefit of
    $1,300,000), including $1,350,000 for operating losses
    during phase-out period.................................                  -           (1,950,000)                 -
                                                               ----------------      ---------------     --------------
Net income (loss) (Note 18).................................   $      1,211,615      $      (415,667)    $    2,340,106
                                                               ================      ===============     ==============
Basic net income (loss) per common share (Note 19):
  Income (loss) from continuing operations..................   $            .58      $           .60     $          .67
  Loss from operations of Prestressed Products subsidiary...               (.24)                (.18)                 -
  Estimated loss on disposal of net assets of Prestressed
    Products subsidiary.....................................                  -                 (.54)                 -
                                                               ----------------      ---------------     --------------
Basic net income (loss) per common share....................   $            .34      $          (.12)    $          .67
                                                               ================      ===============     ==============
Diluted net income (loss) per common share (Note 19):
  Income (loss) from continuing operations..................   $            .57      $           .60     $          .66
  Loss from operations of Prestressed Products subsidiary...               (.24)                (.17)                 -
  Estimated loss on disposal of net assets of Prestressed
    Products subsidiary.....................................                  -                 (.54)                 -
                                                               ----------------      ---------------     --------------
Diluted net income (loss) per common share..................   $            .33      $          (.11)    $          .66
                                                               ================      ===============     ==============
Basic weighted average common shares outstanding
  (Note 19).................................................          3,601,250            3,601,250          3,518,510
                                                               ================      ===============     ==============
Diluted weighted average common shares outstanding
  (Note 19).................................................          3,651,360            3,644,651          3,529,705
                                                               ================      ===============     ==============


  The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


             For the Years Ended December 31, 1997, 1998 and 1999


                                                                  Common Stock
                                                         -----------------------------

                                                            Number of
                                                             Shares                        Paid-in         Capital       Retained
                                                           Outstanding       Amount        Capital       Adjustment      Earnings
                                                         ---------------   -----------   ------------  -------------   ------------
Balance at January 1, 1997...........................        3,601,250     $    3,601    $ 10,943,569  $   (799,147)   $ 1,528,746

Net income for the year..............................                                                                    1,211,615
                                                         -------------     ----------    ------------  ------------    -----------
Balance at December 31, 1997.........................        3,601,250          3,601      10,943,569      (799,147)     2,740,361

Net loss for the year................................                                                                     (415,667)
                                                         -------------     ----------    ------------  ------------    -----------
Balance at December 31, 1998.........................        3,601,250          3,601      10,943,569      (799,147)     2,324,694

Treasury stock held for funding employer
    retirement plan contributions....................         (100,000)

Net income for the year..............................                                                                    2,340,106
                                                         -------------     ----------    ------------  ------------    -----------
Balance at December 31, 1999.........................        3,501,250     $    3,601    $ 10,943,569  $   (799,147)   $ 4,664,800
                                                         =============     ==========    ============  ============    ===========

   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended December 31,
                                                                    ---------------------------------------------------
                                                                        1997              1998                1999
                                                                    --------------   -----------------   --------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
     Cash received from customers.................................  $  152,130,455   $   200,534,004     $   198,476,899
     Cash paid to suppliers and employees.........................    (143,994,944)     (188,760,555)       (200,249,598)
     Interest received............................................         615,008           878,517             695,759
     Interest paid................................................        (658,622)         (488,474)           (235,899)
     Income taxes paid............................................        (546,070)       (1,274,257)           (935,496)
                                                                    --------------   ---------------     ---------------
          Net cash provided by (used in) operating activities.....       7,545,827        10,889,235          (2,248,335)
                                                                    --------------   ---------------     ---------------

Cash flows from investing activities:
     Decrease (increase) in restricted cash.......................        (304,191)       (1,958,917)          1,535,178
     Collection of notes receivable - related party...............               -           257,575                   -
     Collection of note receivable - other........................           1,184             2,466             208,807
     Proceeds from sale of property and equipment.................         322,960           165,182             361,138
     Purchase of property and equipment...........................      (1,819,960)         (588,784)         (1,399,815)
     Purchase of mineral rights....................................              -                 -            (255,168)
     Decrease (increase) in net assets of discontinued
        operations................................................      (2,632,315)        2,454,124             231,343
                                                                    --------------   ---------------     ---------------
          Net cash provided by (used in) investing activities.....      (4,432,322)          331,646             681,483
                                                                    --------------   ---------------     ---------------

Cash flows from financing activities:
     Repayment of capital lease obligations.......................        (319,428)         (645,534)           (882,677)
     Repayment of notes payable - other...........................        (419,432)         (897,486)         (1,366,007)
     Repayment of note payable - related party....................      (1,000,000)       (1,500,000)         (1,000,000)
                                                                    --------------   ---------------     ---------------
          Net cash used in financing activities...................      (1,738,860)       (3,043,020)         (3,248,684)
                                                                    --------------   ---------------     ---------------
Net increase (decrease) in cash and cash equivalents..............       1,374,645         8,177,861          (4,815,536)

Cash and cash equivalents at beginning of year....................       1,440,519         2,815,164          10,993,025
                                                                    --------------   ---------------     ---------------
Cash and cash equivalents at end of year..........................  $    2,815,164   $    10,993,025     $     6,177,489
                                                                    ==============   ===============     ===============

The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                    For the Years Ended December 31,
                                                                        ----------------------------------------------------------
                                                                               1997                1998                1999
                                                                        -------------------  -----------------   -----------------
Increase (Decrease) in Cash and Cash Equivalents (Continued):

Reconciliation of Net Income (Loss) to Net Cash Provided by
(Used in) Operating Activities:
Net Income (loss).....................................................  $    1,211,615       $    (415,667)      $    2,340,106
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization....................................       1,277,764           1,849,628            2,012,592
     (Gain) Loss on sale of property and equipment....................         (24,890)            (29,777)              11,886
     Deferred income taxes payable....................................         399,951             377,166              634,098

Changes in Assets and Liabilities:
     Accounts receivable, net.........................................       2,770,489           8,685,541           (3,849,222)
     Prepaid expenses and other.......................................        (152,550)           (801,540)             643,386
     Costs and estimated earnings in excess of billings on
       uncompleted contracts..........................................        (187,147)             62,856           (5,008,314)
     Inventory........................................................               -                   -           (3,603,517)
     Refundable deposits..............................................               -                   -              (26,027)
     Interest payable.................................................         (34,574)            (53,116)             107,461
     Accounts payable.................................................      (1,258,450)         (4,573,921)           7,010,356
     Accrued liabilities..............................................         100,100           1,301,618              321,985
     Billings in excess of costs and estimated earnings on
       uncompleted contracts..........................................       3,278,038           4,693,104           (2,890,842)
     Interest receivable..............................................         (51,389)             22,326               26,831
     Income tax receivable............................................         216,870            (228,983)              20,886
                                                                        --------------       -------------       --------------
Net cash provided by (used in) operating activities...................  $    7,545,827       $  10,889,235       $   (2,248,335)
                                                                        ==============       =============       ==============

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

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. During the year ended December 31, 1999, revenue and costs in the amount of $3,500,000 were recorded related to claims. The estimated total claims that have been filed or will be filed total $10,205,211 at December 31, 1999.

     The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

    Restricted Cash:

     At December 31, 1998 and 1999 funds in the amount of $3,678,685 and $2,143,507 were held in trust, in lieu of retention, on certain of the Company's construction contracts and will be released to the Company after the contracts are completed.

    Inventory:

     Inventories, which consist primarily of raw materials, are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements.

    Accounts Receivable:

     Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued):

   Accounts Receivable (Continued):

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At December 31, 1998 and December 31, 1999 the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $59,178 and $97,324. During the years ended December 31, 1997, 1998 and 1999 the Company incurred bad debt expense in the amounts of $35,441, $59,273 and $79,681.

   Property and Equipment:

     Property and equipment are recorded at cost. Depreciation charged to operations during the years ended December 31, 1997, 1998 and 1999 was $1,185,147, $1,757,422 and $1,932,272. Depreciation is provided for on the straight-line method, over the following estimated useful lives.


               Plant                                  15 years
               Computer equipment                     5-7 years
               Equipment                              5-10 years
               Vehicles                               5 years
               Office furniture and equipment         7 years
               Leasehold Improvements                 2-5 years


     At December 31, 1998 and 1999, property and equipment with a net book value of $7,219,459 and $10,872,442 were pledged as collateral for notes payable and capital lease obligations.

   Goodwill:

     Goodwill represents the excess of the costs of acquiring Meadow Valley Contractors, Inc. over the fair value of its net assets and is being amortized on the straight-line method over twenty-five (25) years. Amortization expense charged to operations for each of the years ended December 31, 1997, 1998 and 1999 was $80,029. The carrying value of goodwill will be periodically reviewed by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill is less than its carrying value.

   Tradename:

     On January 2, 1996, the Company acquired the tradename of AKR Contracting in the amount of $36,531. The tradename amortization is provided for on a straight line basis over three years. Amortization expense charged to operations in each of the years ended December 31, 1997 and 1998 was $12,177.

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

   Fair Value of Financial Instruments:

     The carrying amounts of financial instruments including cash, restricted cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, current maturities of long-term debt, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, accrued liabilities and long-term debt approximate fair value because of their short maturity.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued):

   Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS
121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured.

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

   Reporting Comprehensive Income:

     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted this accounting standard on December 15, 1997. There was no effect on the financial position or results of operations for all years presented.

   Disclosures about Segments of an Enterprise and Related Information:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted this accounting standard on December 15, 1997. There was no material effect on the financial position or results of operations as the Company operates in one segment.

   Reporting on the Costs of Start-Up Activities:

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5"), issued by the American Institute of Certified Public Accountants is effective for years beginning after December 15, 1998. Early adoption is permitted. SOP 98-5 requires that costs of start-up activities should be expensed as incurred. The Company adopted this accounting standard this year and there was no material effect on the financial position or results of operations.

2.   Concentration of Credit Risk:

     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1998 and December 31, 1999, the Company has uninsured cash, cash equivalents, and restricted cash in the amount of $16,909,324and $9,682,808.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Accounts Receivable:

          Following is a summary of receivables at December 31, 1998 and 1999:

                                                                    December 31,            December 31,
                                                                       1999                     1999
                                                                    ------------            ------------
                  Contracts in progress........................     $  9,249,373            $  8,046,857
                  Contracts in progress - retention............        2,627,812               7,543,315
                  Completed contracts..........................           10,063                   3,000
                  Completed contracts - retention..............          412,310                 598,408
                  Other trade receivables......................        2,624,593               3,068,583
                  Other receivables............................          569,518                  94,043
                                                                    ------------            ------------
                                                                      15,493,669              19,354,206
                  Less: Allowance for doubtful accounts                  (59,178)                (97,324)
                                                                    ------------            ------------
                                                                    $ 15,434,491            $ 19,256,882
                                                                    ============            ============

4.   Contracts in Progress:

         Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                                     December 31,             December 31,
                                                                        1998                     1999
                                                                    --------------           -------------
                  Costs incurred on uncompleted contracts........   $  314,134,398           $ 395,414,292
                  Estimated earnings to date.....................       17,538,432              19,077,844
                                                                    --------------           -------------
                                                                       331,672,830             414,492,136
                  Less: billings to date.........................     (339,166,206)           (414,086,356)
                                                                    --------------           -------------
                                                                    $   (7,493,376)          $     405,780
                                                                    ==============           =============

         Included in the accompanying balance sheet under the following captions:

                                                                                  December 31,            December 31,
                                                                                     1998                    1999
                                                                                ----------------        ----------------
                  Costs and estimated earnings in excess of billings on
                     uncompleted contracts...............................       $     3,850,619         $     8,858,933
                  Billings in excess of costs and estimated earnings on
                     uncompleted contracts...............................           (11,343,995)             (8,453,153)
                                                                                ---------------         ---------------
                                                                                $    (7,493,376)        $       405,780
                                                                                ===============         ===============

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Property and Equipment:

         Property and equipment consists of the following:

                                                                                December 31,            December 31,
                                                                                    1998                    1999
                                                                              -----------------       ----------------
                  Land....................................................    $        827,206        $        852,243
                  Plant...................................................           2,804,757               6,013,967
                  Computer equipment......................................             306,902                 324,710
                  Equipment...............................................           7,746,895              10,389,473
                  Vehicles (Note 13)......................................           2,808,540               2,449,844
                  Office furniture and equipment..........................              50,311                  50,311
                  Leasehold improvements..................................               6,863                   8,926
                                                                              ----------------        ----------------
                                                                                    14,551,474              20,089,474
                  Accumulated depreciation................................          (3,555,628)             (5,011,801)
                                                                              ----------------        ----------------
                                                                              $     10,995,846        $     15,077,673
                                                                              ================        ================

6.   Accounts Payable:

         Accounts payable consist of the following:

                                                                                December 31,            December 31,
                                                                                   1998                    1999
                                                                              -----------------      -----------------
                  Trade....................................................   $     10,027,339       $     13,934,908
                  Retentions...............................................          3,770,097              6,872,884
                                                                              ----------------       ----------------
                                                                              $     13,797,436       $     20,807,792
                                                                              ================       ================

7.   Accrued Liabilities:

         Accrued liabilities consist of the following:

                                                                                December 31,            December 31,
                                                                                    1998                    1999
                                                                              -----------------      -----------------
                  Compensation..............................................  $     1,275,775        $      1,516,610
                  Outside service...........................................                -                 524,780
                  Interest..................................................           26,027                       -
                  Taxes.....................................................          610,254                 534,388
                  Insurance.................................................          534,699                 224,456
                  Other.....................................................          644,607                 587,086
                                                                              ---------------        ----------------
                                                                              $     3,091,362        $      3,387,320
                                                                              ===============        ================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Notes payable - other:

        Notes payable - other consist of the following:

                                                                                        December 31,            December 31,
                                                                                           1998                    1999
                                                                                      ----------------        -----------------
Notes payable, interest rates ranging from 6.382% to 10% with monthly payments of $106,129, due dates ranging from 12/18/99 to 1/1/03,
collateralized by equipment.........................................................  $     3,615,618         $     2,479,456

Notes payable, interest rates ranging from 9.0% to 9.33% with monthly payments of $9,958, due dates ranging from 8/15/03 to 12/31/04,
collateralized by land..............................................................          476,330                 398,825

Note payable, interest rate of 6.28% with monthly payments of $1,316,
due 12/25/03, collateralized by equipment...........................................                -                  55,282

Note payable, interest rate of 7.15% with monthly payments of $5,529,
due 2/19/04, collateralized by equipment............................................                -                 238,480

Note payable, interest rate of 7.81% with monthly payments of $6,840,
due 6/4/04, collateralized by equipment.............................................                -                 305,763

Note payable, interest rate of 3.9% with monthly payments of $2,499, due
7/1/03, collateralized by equipment.................................................                -                  97,987

Note payable, interest rate of 7.75% with monthly payments of $1,367,
due 7/1/03, collateralized by equipment.............................................                -                  50,169

Note payable, interest rate of 6.28% with monthly payments of $1,946,
due 12/1/03, collateralized by equipment............................................                -                  80,915

Note payable, interest rate of 6.96% with monthly payments of $7,239,
due 1/15/04, collateralized by equipment............................................                -                 307,995
                                                                                      ---------------         ---------------
                                                                                            4,091,948               4,014,872
Less: current portion...............................................................       (1,145,621)             (1,304,092)
                                                                                      ---------------         ---------------
                                                                                      $     2,946,327         $     2,710,780
                                                                                      ===============         ===============


     Following are maturities of long-term debt for each of the next 5 years:

          2000.....................   $    1,304,092
          2001.....................        1,055,516
          2002.....................          980,109
          2003.....................          592,248
          2004.....................           82,907
                                      --------------
                                      $    4,014,872
                                      ==============

9.   Line of Credit:

         At December 31, 1999, the Company had available from a commercial bank a $2,000,000 operating line of credit ("line of credit") at an interest rate of 8.5%, the commercial bank's prime, plus .50%. At December 31, 1999, nothing had been drawn on the line of credit. Under the line of credit, the Company is required to maintain certain levels of working capital, to promptly pay all its obligations and is precluded from conveying, selling or leasing all or substantially all of its assets. At December 31, 1999, the Company was in compliance with all such covenants. The line of credit expires September 15, 2000.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Note receivable - other:

      Note receivable - other consist of the following:

                                                                                          December 31,            December 31,
                                                                                             1998                    1999
                                                                                       -----------------      -------------------
8% note receivable, 84 monthly payments in the amount of $1,565 commencing July
19, 1996, balloon payment in the amount of $197,282
due June 19, 2003, collateralized by deed of trust..................................   $      208,807         $          -

Less: current portion................................................................          (2,386)                   -
                                                                                       --------------         ------------
                                                                                       $      206,421         $          -
                                                                                       ==============         ============

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

     Equipment:

         During the year ended December 31, 1998, the Company purchased equipment used in the construction business from a related party in the amount of $295,000.

     Professional Services:

         During the years ended December 31, 1997, 1998 and 1999, a related party rendered professional services to the Company in the amounts of $16,060, $10,904 and $7,944. During each of the years ended December 31, 1997, 1998 and 1999, the Company paid outside board of directors a total of $5,000.

     Subcontractor/Supplier:

         Various related parties provided materials and equipment used in the Company's construction business during the years ended December 31, 1997, 1998 and 1999, in the amounts of $153,189, $191,694 and $65,441. Included in accounts payable at December 31, 1998 and 1999 are amounts due to related parties, in the amount of $1,114 and $821, related to supplies.

     Royalties:

         During the years ended December 31, 1997, 1998 and 1999, the Company paid various related parties mining royalties in the amounts of $76,392, $186,949 and $182,061. Included in accounts payable at December 31, 1998 and 1999 are amounts due to related parties, in the amount of $10,424 and $1,158, related to royalties.

     Accrued Interest:

         During the years ended December 31, 1997 and 1998, the Company incurred interest expense in the amounts of $412,842 and $243,322 related to notes payable to a principal stockholder. Included in accrued liabilities at December 31, 1998 are amounts due to related parties, in the amounts of $26,027. During January 1998, the accrued interest receivable in the amount of $15,793 was paid in full.

     Note payable - related party:

                                                                                December 31,            December 31,
                                                                                    1998                    1999
                                                                             ------------------       ----------------
12.5% note payable from a related party, due October 16, 2000, due in
equal annual installments of $1,000,000 plus accrued interest............    $    1,000,000           $         -

Less: current portion....................................................                 -                     -
                                                                             --------------           -----------
                                                                             $    1,000,000           $         -
                                                                             ==============           ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Related Party Transactions (Continued):

     Commitments:

         The Company leases office space in Moapa, Nevada on a month-to-month basis from a Company controlled by a principal stockholder with monthly payments of $840. The lease terms also require the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense under the lease for the year ended December 31, 1997, 1998 and 1999 amounted to $9,600, $10,040 and $10,080, respectively.

         The Company leased additional space for its prestressed concrete operations on a month-to-month basis from a Company controlled by a principal stockholder with monthly payments of $2,500. The lease terminated January 31, 1999 under the plan to discontinue operations of PPI. Rent expense under the lease for the years ended December 31, 1997 and 1998 amounted to $30,000 and $42,369.

12.    Income Taxes:

         The provisions for income taxes from continuing operations consist of the following:

                                                                          For the Years Ended December 31,
                                                        ----------------------------------------------------------------------
                                                                 1997                     1998                   1999
                                                        -----------------------  ------------------------ --------------------
Current:
     Federal...................................         $       669,566          $         932,032        $       851,180
     State.....................................                  93,374                    113,242                105,202
                                                        ---------------          -----------------        ---------------
                                                                762,940                  1,045,274                956,382
Deferred.......................................                 399,951                    377,166                634,098
                                                        ---------------          -----------------        ---------------
                                                        $     1,162,891          $       1,422,440        $     1,590,480
                                                        ===============          =================        ===============


         The Company's deferred tax liability consists of the following, all of which is long-term in nature:

                                                             December 31,             December 31,
                                                                 1998                     1999
                                                         ----------------------  ------------------------
Deferred tax asset:
    Other......................................          $       34,107          $        129,461

Deferred tax liability:
    Depreciation..............................                 (823,834)               (1,553,286)
                                                         --------------          ----------------
Net deferred tax liability....................           $     (789,727)         $     (1,423,825)
                                                         ==============          ================


         For the years ended December 31, 1997, 1998 and 1999, the effective tax rate differs from the federal statutory rate primarily due to state income taxes.

13.      Commitments:

         The Company is currently leasing office space in Phoenix, Arizona under a non-cancelable operating lease agreement expiring in December 2000. During December 1998, the Company amended the original lease. The amended lease agreement provides for monthly payments of $6,998 through December 31, 1999 and $7,431 from January 1, 2000 through December 31, 2000. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $56,576, $66,117 and $89,152 for the years ended December 31, 1997, 1998 and 1999.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Commitments (Continued):

         The Company leases equipment under operating leases expiring on various years through 2006. Rent under the aforementioned operating lease was $1,351,805, $1,839,891 and $2,374,109 for the years ended December 31, 1997,
1998 and 1999. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999 for each of the next five years in aggregate are:

               Year Ended December 31,                      Amount
               --------------------------------------------------------
               2000................................... $     2,511,950

               2001...................................       2,289,385

               2002...................................       1,203,657

               2003...................................         934,882

               Subsequent to 2003.....................       1,098,224
                                                       ---------------
               Total minimum payments................. $     8,038,098
                                                       ===============

         The Company has entered into employment contracts with each of its executive officers that provide for an annual salary, issuance of the Company's common stock and various other benefits and incentives. At December 31, 1998 and 1999, the total commitments, excluding benefits and incentives amount to $1,011,250 and $1,530,438.

         The Company is the lessee of vehicles and equipment under capital leases expiring in various years through 2006. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life. Depreciation on the assets under capital leases charged to expense in 1997, 1998 and 1999 was $298,283, $533,008 and $1,152,306.
At December 31, 1998 and 1999, property and equipment included $2,785,777 and $5,893,238, net of accumulated depreciation, of vehicles and equipment under capital leases.

         Minimum future lease payments under capital leases as of December 31, 1999 for each of the next five years and in aggregate are:

               Year Ended December 31,                           Amount
               -------------------------------------------------------------
               2000............................................$  1,519,499

               2001............................................   1,359,971

               2002............................................   1,139,056

               2003............................................     979,301

               2004............................................   1,802,621

               Subsequent to 2004..............................           -
                                                               ------------
               Total minimum payments..........................   6,800,448

               Less: executory costs...........................     (20,145)
                                                               ------------
               Net minimum lease payments......................   6,780,303

               Less: amount representing interest..............  (1,254,727)
                                                               ------------
               Present value of net minimum lease payment .....$  5,525,576
                                                               ============

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

16. Statement of Cash Flows:

    Non-Cash Investing and Financing Activities:

         The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

         During the years ended December 31, 1997, 1998 and 1999, the Company financed the purchase of property, plant and equipment in the amount of $3,658,608, $3,273,137 and $4,987,308.

         During the year ended December 31, 1999, the Company received $135,000 trade in value on equipment.

17. Significant Customers:

         For the years ended December 31, 1997, 1998 and 1999, the Company recognized a significant portion of its revenue from four Customers (shown as an approximate percentage of total revenue):


                                                    For the Years Ended December 31,
                                  ----------------------------------------------------------------------
                                           1997                     1998                   1999
                                  -----------------------  ------------------------ --------------------
A.............................             27.8%                     29.9%                26.2%
B.............................             33.0%                     12.5%                28.7%
C.............................              7.6%                     24.3%                17.2%

         At December 31, 1998 and 1999, amounts due from the customers that are greater than 10% included in restricted cash and accounts receivables, are as follows:

                                                                   December 31,
                                                        --------------------------------------
                                                            1998                    1999
                                                        -------------         ----------------
         A.....................................         $   8,369,999         $   4,947,425
         B.....................................             1,805,712             8,866,348
         C.....................................             1,709,294             1,082,888

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Stock Option Plan:

         In November, 1994, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company has reserved 1,200,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100.0% after three years of continuous service. The exercise price of each option is equal to the market price of the Company's common stock on the date of grant.

         The following summarizes the stock option transactions:

                                                                                                  Weighted Average Price
                                                                                  Shares                 Per Share
                                                                             ---------------    --------------------------
Outstanding January 1, 1998..............................................        524,025              $     5.87
     Granted.............................................................        144,350                    5.28
     Forfeited...........................................................        (46,300)                   5.28
                                                                             -----------
Outstanding December 31, 1998............................................        622,075                    5.43
     Granted.............................................................       (165,500)                   5.43
     Forfeited...........................................................        (14,700)                   5.43
                                                                             -----------
Outstanding December 31, 1999............................................        772,875                    5.12
                                                                             ===========

         Information relating to stock options at December 31, 1999 summarized by exercise price are as follows:

                                                        Outstanding                                 Exercisable
                                       -------------------------------------------------- ------------------------------------
                                                            Weighted Average                              Weighted Average
                                                    -----------------------------------                -----------------------
Exercise Price Per Share                Shares       Life (Year)        Exercise Price     Shares          Exercise Price
------------------------------         --------     -------------      ----------------   --------     -----------------------
$6.25                                   196,250          10            $     6.25          196,250           $   6.25
$4.375 to $5.41                         198,225          10                  5.36          198,225               5.36
$5.31                                    80,000          10                  5.31           53,333               5.31
$5.875                                  132,900          10                 5.875           44,300              5.875
$4.563                                   20,000          10                 4.563                -                  -
$4.00                                    20,000          10                  4.00                -                  -
$3.875                                  125,500          10                 3.875                -                  -
------------------------------         --------     -------            ----------         --------           --------
$3.875 to $6.25                         772,875          10            $     5.12          492,108           $   5.12
==============================         ========     =======            ==========         ========           ========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Stock Option Plan (Continued):

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1997, 1998 and 1999. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1998 and 1999 would have been reduced to the proforma amounts presented below:

                                                                          1997               1998               1999
                                                                     -------------       ------------       -------------
         Net income (loss)
              As reported.........................................   $   1,211,615       $   (415,667)      $   2,340,106
              Proforma............................................         989,003           (933,371)          1,784,024

         Basic net income (loss) per common share
              As reported.........................................   $         .34       $       (.12)      $         .67
              Proforma............................................             .26               (.24)                .44

         Diluted net income (loss) per common share
              As reported.........................................   $         .33       $       (.11)      $         .66
              Proforma............................................             .26               (.23)                .44

         The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1998: expected life of options of 5 years, expected volatility of 48.65%, risk-free interest rates of 8.0%, and a 0% dividend yield and 1999: expected life of options of 5 years, expected volatility of 54.87%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1997, 1998 and 1999 approximated $1.01, $1.44 and $1.13.

19.  Basic Earnings (Loss) Per Share:

         The Company's basic net income (loss) per share at December 31, 1997 and 1998 was computed by dividing net income for the period by 3,601,250, the basic weighted average number of common shares outstanding during the period.

         The Company's basic net income per share at December 31, 1999 was computed by dividing net income for the period by 3,518,510, the basic weighted average number of common shares outstanding during the period.

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

         The Company's diluted net income per common share at December 31, 1999 includes 11,195 common shares that would be issued upon exercise of outstanding stock options. Options to purchase 429,705 at a range of $5.31 to $6.25 per share were outstanding during 1999, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common share.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.  Discontinued Operations:

         In June 1998, the Company adopted a formal plan ( the "plan") to discontinue the operations of Prestressed Products Incorporated ("PPI"). The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. Accordingly, the Company has reclassified the operations of PPI as discontinued operations in the accompanying statements of operations. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for PPI, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the year ended December 31, 1998 and 1999, $1,134,112 and $598,172 of the expected losses were incurred (net of income tax benefit of $756,073 and $398,743).

         Operating results of PPI for the six months ended June 30, 1998 are shown separately in the accompanying statement of operations. The statements of operations for the year ended December 31, 1997 have been restated and operating results of PPI are also shown separately.

         The revenue of PPI for the years ended December 31, 1997, 1998 and 1999 were $3,706,109, $5,419,036 and $1,460,381. These amounts are not included in revenue in the accompanying statements of operations.

The accompanying consolidated balance sheets as of December 31, 1998 and December 31, 1999, have been restated to reflect the net liabilities and the estimated loss as a single amount as follows:

                                                                                         December 31,
                                                                               --------------------------------
                                                                                    1998                1999
                                                                               -------------       ------------
               Current assets..........................................        $   1,204,192       $    653,668
               Non-current assets......................................              481,331                  -
               Liabilities.............................................             (444,454)          (242,113)
                                                                               -------------       ------------
                  Net assets...........................................            1,241,069            411,555

               Estimated loss on disposition...........................             (815,888)          (217,717)
                                                                               -------------       ------------
               Net assets of discontinued operations...................        $     425,181       $    193,838
                                                                               =============       ============

21.  Subsequent Events:

         During January 2000, the Company purchased equipment totaling $143,167. In addition, the Company made a deposit of $128,000 related to the ordering of 64 ready mix trucks, with an estimated cost of $8,400,000.

         During January 2000, the Company solicited finance proposals for equipment totaling $7,433,840, related to its construction materials processing operations. The Company anticipates the equipment and mixer trucks will be financed using notes payable and/or operating leases.

         During February 2000, the Company made a deposit of $20,000 related to the ordering of an asphalt plant, with an estimated cost of $1,900,000.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


22. Year 2000 (Unaudited):

         At this time, the Company has not been adversely affected by the Year 2000. The Company does not anticipate any future disruptions to business, but cannot be assured that any disruptions to business arising from customers or vendors may not affect its operations.