Form 10-K/A
period 1999-12-31
MEADOW VALLEY CORP
filed 2000-03-21
CIK 934749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A


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




                                            /S/ BDO Seidman, LLP



February 25, 2000

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEADOW VALLEY CORPORATION

                                        /s/ Bradley E. Larson
                                        ----------------------------------------
                                        Bradley E. Larson
                                        President and Chief Executive Officer
                                        Date: March 21, 2000