Form 10-Q
period 2000-03-21
MEADOW VALLEY CORP
filed 2000-05-11
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          March 31, 2000
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

                                                Yes    X          No
                                                   ---------        ________

Number of shares outstanding of the issuer=s common stock:


          Class                         Outstanding at April 29, 2000
          -----                         -----------------------------
Common Stock, $.001 par value                  3,559,938 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000

PART  I. FINANCIAL INFORMATION                                             Page
                                                                          Number
                                                                          ------
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended March 31, 2000 and March 31, 1999                3

         Condensed Consolidated Balance Sheets -
         As of March 31, 2000 (Unaudited) and December 31, 1999              4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended March 31, 2000 and March 31, 1999              5-6

         Notes to Condensed Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           9-11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                `                   11


                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                          -------------------------------------
                                                                                2000                 1999
                                                                          ----------------     ----------------
                                                                             (Unaudited)          (Unaudited)
Revenue..........................................................         $     38,589,472     $     58,274,203

Cost of revenue..................................................               36,804,642           55,531,017
                                                                          ----------------     ----------------
Gross profit.....................................................                1,784,830            2,743,186

General and administrative expenses..............................                1,574,544            1,955,569
                                                                          ----------------     ----------------
Income from operations...........................................                  210,286              787,617
                                                                          ----------------     ----------------
Other income (expense):
Interest income..................................................                  166,117              138,746
Interest expense.................................................                  (45,534)             (52,359)
Other income.....................................................                   47,175               45,684
                                                                          ----------------     ----------------
                                                                                   167,758              132,071
                                                                          ----------------     ----------------
Income before income taxes.......................................                  378,044              919,688

Income taxes.....................................................                  150,880              367,876
                                                                          ----------------     ----------------
Net income.......................................................         $        227,164     $        551,812
                                                                          ================     ================
Basic net income per common share................................         $            .06     $            .15
                                                                          ================     ================
Diluted net income per common share..............................         $            .06     $            .15
                                                                          ================     ================
Basic weighted average common shares outstanding.................                3,518,018            3,571,250
                                                                          ================     ================
Diluted weighted average common shares outstanding...............                3,518,018            3,608,009
                                                                          ================     ================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,                 December 31,
                                                                                     2000                       1999 *
                                                                              ------------------          -----------------
Assets:                                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents............................................    $        2,129,010          $       6,177,489
     Restricted cash......................................................             2,350,266                  2,143,507
     Accounts receivable, net.............................................            19,392,781                 19,256,882
     Prepaid expenses and other...........................................             1,254,560                  1,193,912
     Inventory............................................................             4,401,972                  3,603,517
     Costs and estimated earnings in excess of billings on uncompleted
        contracts.........................................................             9,685,947                  8,858,933
                                                                              ------------------          -----------------
               Total Current Assets.......................................            39,214,536                 41,234,240

Property and equipment, net...............................................            15,139,544                 15,077,673
Refundable deposits.......................................................               308,952                     83,680
Goodwill, net.............................................................             1,560,755                  1,580,762
Mineral rights, net.......................................................               254,963                    255,168
Net assets of discontinued operations.....................................                     -                    193,838
                                                                              ------------------          -----------------
                Total Assets..............................................    $       56,478,750          $      58,425,361
                                                                              ==================          =================
Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes payable - other................................................    $        1,228,107          $       1,304,092
     Obligations under capital leases.....................................             1,083,011                  1,114,722
     Accounts payable.....................................................            19,027,871                 20,807,792
     Accrued liabilities..................................................             2,513,334                  3,387,320
     Billings in excess of costs and estimated earnings on uncompleted
        contracts.........................................................             9,595,245                  8,453,153
                                                                              ------------------          -----------------
                Total Current Liabilities.................................            33,447,568                 35,067,079

Deferred income taxes.....................................................             1,423,825                  1,423,825
Obligations under capital leases..........................................             4,125,565                  4,410,854
Notes payable - other.....................................................             2,441,804                  2,710,780
                                                                              ------------------          -----------------
               Total Liabilities..........................................            41,438,762                 43,612,538
                                                                              ------------------          -----------------

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none
        issued and outstanding............................................                     -                          -
     Common stock - $.001 par value; 15,000,000 shares authorized,
        3,559,938 and 3,501,250 issued and outstanding....................                 3,601                      3,601
     Additional paid-in capital...........................................            10,943,569                 10,943,569
     Capital adjustments..................................................              (799,147)                  (799,147)
     Retained earnings....................................................             4,891,965                  4,664,800
                                                                              ------------------          -----------------
               Total Stockholders' Equity.................................            15,039,988                 14,812,823
                                                                              ------------------          -----------------
               Total Liabilities and Stockholders' Equity.................    $       56,478,750          $      58,425,361
                                                                              ==================          =================
*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Three Months Ended
                                                                                       March 31,
                                                                     ---------------------------------------------
                                                                            2000                        1999
                                                                     -----------------           -----------------
Increase (Decrease) in Cash and Cash Equivalents:                       (Unaudited)                 (Unaudited)

Cash flows from operating activities:
     Cash received from customers..............................      $      38,760,868           $      49,418,926
     Cash paid to suppliers and employees......................            (41,283,614)                (55,102,130)
     Interest received.........................................                154,132                     157,563
     Interest paid.............................................                (45,534)                    (78,386)
     Income taxes paid.........................................               (200,335)                   (119,584)
                                                                     -----------------           -----------------
          Net cash used in operating activities................             (2,614,483)                 (5,723,611)
                                                                     -----------------           -----------------
Cash flows from investing activities:
     Increase in restricted cash...............................               (206,759)                   (373,753)
     Collection of note receivable - other.....................                      -                         461
     Proceeds from sale of property and equipment..............                136,098                      91,428
     Purchase of property and equipment........................               (701,375)                   (569,760)
     Decrease in net assets of discontinued operations.........                      -                     297,717
     Purchase of treasury stock held for funding employer
       retirement plan contributions...........................                      -                    (451,754)
                                                                     -----------------           -----------------
          Net cash used in investing activities................               (772,036)                 (1,005,661)
                                                                     -----------------           -----------------
Cash flows from financing activities:
     Repayment of notes payable - other........................               (344,961)                   (301,664)
     Repayment of note payable - related party.................                      -                  (1,000,000)
     Repayment of capital lease obligations....................               (316,999)                   (219,143)
                                                                     -----------------           -----------------
          Net cash used in financing activities................               (661,960)                 (1,520,807)
                                                                     -----------------           -----------------
Net decrease in cash and cash equivalents......................             (4,048,479)                 (8,250,079)

Cash and cash equivalents at beginning of period...............              6,177,489                  10,993,025
                                                                     -----------------           -----------------
Cash and cash equivalents at end of period.....................      $       2,129,010           $       2,742,946
                                                                     =================           =================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                         Three Months Ended
                                                                             March 31,
                                                            -------------------------------------------
                                                                  2000                        1999
                                                            ----------------           ----------------
Increase (Decrease) in Cash and Cash Equivalents               (Unaudited)                (Unaudited)
(Continued):

Reconciliation of Net Income to Net Cash Used in
Operating Activities:
Net income...........................................       $        227,164           $        551,812
Adjustments to reconcile net income to net cash used
 in operating activities:
     Depreciation and amortization...................                590,561                    507,784
     Gain on sale of property and equipment..........                (66,943)                   (39,005)

Changes in Assets and Liabilities:
     Accounts receivable, net........................               (123,914)               (10,092,147)
     Prepaid expenses and other......................                182,645                   (331,353)
     Costs and estimated earnings in excess of
      billings on uncompleted contracts..............               (827,014)                   774,040
     Inventory.......................................               (798,455)                         -
     Refundable deposits.............................               (225,272)                   (23,957)
     Interest payable................................                      -                    (26,027)
     Accounts payable................................             (1,779,921)                 3,007,664
     Accrued liabilities.............................               (873,986)                  (775,682)
     Billings in excess of costs and estimated
      earnings on uncompleted contracts..............              1,142,092                    456,151
     Interest receivable.............................                (11,985)                    18,817
     Income tax receivable...........................                (49,455)                   248,292
                                                            ----------------           ----------------
          Net cash used in operating activities......       $     (2,614,483)          $     (5,723,611)
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

2.   Presentation of Interim Information:

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of operating results for the entire year.

3.   Revenue and Cost Recognition:

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

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence
provides a legal basis for the claim.   At March 31, 2000,  revenue and costs in
the amount of $5,773,957 were recorded related to claims. The estimated total claims that have been filed or will be filed exceed $21,000,000 at March 31, 2000.

4.   Line of Credit:

     At March 31, 2000, the Company had available from a financial institution a $5,000,000 operating line of credit ("line of credit") at an interest rate of 9.5%, Chase Manhattan Bank's prime, plus .50%. At March 31, 2000, nothing had been drawn on the line of credit.

5.   Discontinued Operations:

     In June 1998, the Company adopted a formal plan (the "plan") to discontinue the operations of Prestressed Products Incorporated ("PPI"). The plan included the completion of approximately $2.8 million of uncompleted
contracts and the disposition of approximately $1.2 million of equipment.   The
Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for PPI, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. As of March 31, 2000, the discontinuance of operations was complete.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Discontinued Operations (continued):

     The accompanying consolidated balance sheets as of March 31, 2000 and December 31, 1999, have been restated to reflect the net liabilities and the estimated loss as a single amount as follows:

                                                  March 31,       December 31,
                                                    2000              1999
                                                  ---------       ------------
        Current assets..........................  $       -       $    653,668
        Non-current assets......................          -                  -
        Liabilities.............................          -           (242,113)
                                                  ---------       ------------
            Net assets..........................          -            411,555

        Estimated loss on disposition...........          -           (217,717)
                                                  ---------       ------------
        Net assets of discontinued operations...  $       -       $    193,838
                                                  =========       ============

6.   Commitments:

     During the three months ended March 31, 2000, the Company entered into two operating lease agreements expiring in March 2005 and 2006. Minimum future rental payments under the non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2000 for each of the next five years in aggregate are:

                                                  March 31,
                                               ---------------

                        2001................   $       957,995
                        2002................           957,995
                        2003................           957,995
                        2004................           957,995
                        2005................           957,995
                        Subsequent to 2005..           556,289
                                               ---------------
                                               $     5,346,264
                                               ===============

7.   Subsequent Events:

     During April 2000, the Company financed the purchase of equipment in the amount of $73,056. The note payable has an interest rate of 6.69%, with monthly principal payments of $2,825, plus interest, due August 3, 2002.

     During April 2000, the Company financed the purchase of equipment in the amount of $163,556. The capital lease obligation has an interest rate of 9.00%, with monthly principal payments of $2,272, plus interest, due March 18, 2006.

     During April 2000, the Company financed the purchase of equipment in the amount of $296,716. The capital lease obligation has an interest rate of 9.00%, with monthly principal payments of $4,121, plus interest, due March 18, 2006.

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

     The Company continues to expand its construction materials processing operations within its geographic area. During April 2000, the Company financed 16 mixer trucks and equipment for three crushing plants totaling $5.4 million. The Company anticipates financing an additional 36 mixer trucks with an estimated cost of $4.3 million and three concrete batch plants and related equipment with an estimated cost of $1.5 million.

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $98.0 million at March 31, 2000, compared to approximately $172.0 million at March 31, 1999. At March 31, 2000, the Company's backlog included approximately $73.4 million of work that is scheduled for completion during 2000. Accordingly, revenue in 2000 and 2001 will be significantly reduced if the Company is unable to obtain substantial new projects during 2000. During the three months ended March 31, 2000, the Company obtained new projects totaling $24.3 million.

     Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which
the facts that require the revision become known.   Losses on contracts, if any,
are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. At March 31, 2000, revenue and costs in the amount of $5.8 million were recorded related to claims. The estimated total claims that have been filed or will be filed exceed $21.0 million. If the Company is not successful in obtaining any portion of the $5.8 million in claim settlement revenue, there would be a reduction in earnings.

Results of Operations

     The following table sets forth, for the three months ended March 31, 2000 and 1999, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.


                                                            Three months ended
                                                                 March 31,
                                                         -----------------------
                                                            2000           1999
                                                         ------------ ----------

Revenue...............................................        100.0%      100.0%

Gross profit..........................................          4.6         4.7

General and administrative expenses...................          4.0         3.4

Interest income.......................................           .4          .2

Interest expense......................................           .1          .1

Other income..........................................           .1          .1

Income before income taxes............................          1.0         1.5

Income taxes..........................................           .4          .6

Net income............................................           .6          .9

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenue and Backlog. Revenue for the three months ended March 31, 2000 ("interim 2000") was $38.6 million compared to $58.3 million for the three months ended March 31, 1999 ("interim 1999"). The decrease in revenue was the result of a $19.5 million decrease in contract revenue and a $.2 million decrease in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 43% to approximately $98 million at March 31, 2000 from approximately $172 million at March 31, 1999. Revenue may be impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 4.7% for interim 1999 to 4.6% for interim 2000. The decrease in MVC's gross profit margin was the result of cost overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at March 31, 2000. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative Expenses. General and administrative expenses decreased to 1,574,544 for interim 2000 from $1,955,569 for interim 1999. The decrease resulted primarily from costs related to various employee incentive plans amounting to $383,671.

     Interest Income and Expense. Interest income for interim 2000 increased to $166,117 from $138,746 in interim 1999 due to an increase in interest bearing retention receivables. Interest expense decreased in interim 2000 to $45,534 from $52,359, due primarily to a $1,000,000 reduction in related party debt at the beginning of interim 1999.

     Net Income After Income Taxes. Net income after income taxes was $227,164 in interim 2000 as compared to $551,812 for interim 1999. The decrease resulted from lower revenues along with decreased gross profit margins, offset, in part, by higher interest income, lower interest expense and a decrease in general and administrative expenses.

Liquidity and Capital Resources

     The  Company's primary need for capital has been to finance expansion and
capital expenditures.   Historically, the Company's primary source of cash has
been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and to address fluctuations in the work-in-process billing cycle.

     The following table sets forth for the three months ended March 31, 2000 and 1999, certain items from the condensed consolidated statements of cash flows.

                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                         2000           1999
                                                     ------------  ------------
Cash Flows Used in Operating Activities............. $ (2,614,483) $ (5,723,611)
Cash Flows Used in Investing Activities.............     (772,036)   (1,005,661)
Cash Flows Used in Financing Activities.............     (661,960)   (1,520,807)


     Although the Company may experience increased profitability as operations increase, cash may be reduced to finance receivables and for customer cash retention required under contracts subject to completion. Management continually monitors the Company's cash requirements to maintain adequate cash reserves. The Company is currently experiencing a decline in its backlog and several larger projects are nearing final stages of completion, resulting in a significant decline in the Company's cash reserves. It is not unusual for cash flows from construction projects nearing the final stages of completion to have negative cash flows. Accordingly, the Company has taken measures to secure a $5.0 million operating line of credit, an increase of $3.0 million over the previous operating line, and has received a verbal commitment for an additional $2.0 million. The Company believes the $7.0 million in available funding, together with the Company's historical ability to acquire new work may be sufficient to meet the Company's cash requirements for the next twelve months.

     Cash used in operating activities during interim 2000 amounted to $2.6 million, primarily the result of a decrease in accounts payable of $1.8 million, a decrease in accrued liabilities of $.9 million, an increase in inventory of $.8 million, an increase in refundable deposits of $.2 million and an increase in accounts receivable of $.1 million, offset, in part, by net income of $.2 million, depreciation and amortization of $.6 million, a decrease in net billings in excess of costs of $.3 million and a decrease in prepaid expenses and other of $.2 million.

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

     Cash used in investing activities during interim 2000 amounted to $.8 million related primarily to the purchase of property and equipment of $.7 million and an increase in restricted cash of $.2 million, offset by proceeds from the sale of property and equipment in the amount of $.1 million.

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

     Cash used in financing activities during interim 2000 amounted to $.7 million related to the repayment of notes payable and capital lease obligations.

     Cash used in financing activities during interim 1999 amounted to $1.5 million including $1.0 million repayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $.5 million. The aforementioned note payable-related party was due to a principal shareholder of the Company, the Richard C. Lewis Family Revocable Trust I.

     At March 31, 2000, the Company had available from a financial institution a $5,000,000 operating line of credit ("line of credit") at an interest rate of 9.5%, Chase Manhattan Bank's prime, plus .50%. At March 31, 2000, nothing had been drawn on the line of credit.

     During April 2000, the Company financed 16 mixer trucks and equipment for three crushing plants totaling $5,600,000. The Company anticipates financing an additional 41 mixer trucks with an estimated cost of $4,920,000 and three concrete batch plants and related equipment with an estimated cot of $1,500,000.



                         PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

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


                                    MEADOW VALLEY CORPORATION
                                              (Registrant)



                                    By   /s/ Bradley E. Larson
                                         -------------------------------------
                                         Bradley E. Larson
                                         President and Chief Executive Officer


                                    By   /s/ Julie L. Bergo
                                         -------------------------------------
                                         Julie L. Bergo
                                         Principal Accounting Officer