Form 10-Q
period 2000-06-30
MEADOW VALLEY CORP
filed 2000-08-10
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          June 30, 2000
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

                                                Yes  X     No  _____
                                                   ------

Number of shares outstanding of the issuer's common stock:


          Class                              Outstanding at July 29, 2000
          -----                              ----------------------------

     Common Stock, $.001 par value                  3,559,938 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000


PART I.    FINANCIAL INFORMATION                                                         Page
                                                                                        Number
                                                                                        ------
Item 1.    Financial Statements

               Condensed Consolidated Statements of Operations (Unaudited) -
               Six Months Ended June 30, 2000 and June 30, 1999                            3

               Condensed Consolidated Statements of Operations (Unaudited) -
               Three Months Ended June 30, 2000 and June 30, 1999                          4

               Condensed Consolidated Balance Sheets -
               As of June 30, 2000 (Unaudited) and December 31, 1999                       5

               Condensed Consolidated Statements of Cash Flows (Unaudited)-
               Six Months Ended June 30, 2000 and June 30, 1999                            6-7

               Notes to Condensed Consolidated Financial Statements                        8-10

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          11-14


PART  II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                14

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Six Months Ended
                                                                               June 30,
                                                                   ----------------------------------
                                                                       2000                 1999
                                                                   ------------         -------------
                                                                    (Unaudited)          (Unaudited)
Revenue.......................................................     $ 83,968,329         $ 112,475,541

Cost of revenue...............................................       80,769,927           107,060,061
                                                                   ------------         -------------
Gross profit..................................................        3,198,402             5,415,480

General and administrative expenses...........................        3,049,453             3,573,061
                                                                   ------------         -------------
Income from operations........................................          148,949             1,842,419
                                                                   ------------         -------------
Other income (expense):
Interest income...............................................          299,930               275,194
Interest expense..............................................          (79,328)             (107,019)
Other income..................................................           34,669                36,658
                                                                   ------------         -------------
                                                                        255,271               204,833
                                                                   ------------         -------------
Income before income taxes....................................          404,220             2,047,252

Income taxes..................................................          161,690               818,901
                                                                   ------------         -------------
Net income....................................................     $    242,530         $   1,228,351
                                                                   ============         =============
Basic net income per common share.............................     $        .07         $         .35
                                                                   ============         =============
Diluted net income per common share...........................     $        .07         $         .34
                                                                   ============         =============
Basic weighted average common shares outstanding..............        3,538,978             3,536,057
                                                                   ============         =============
Diluted weighted average common shares outstanding............        3,538,978             3,569,301
                                                                   ============         =============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                              June 30,
                                                                   ---------------------------------
                                                                      2000                 1999
                                                                   ------------         ------------
                                                                   (Unaudited)          (Unaudited)
Revenue.......................................................     $ 45,378,857         $ 54,201,337

Cost of revenue...............................................       43,965,285           51,529,044
                                                                   ------------         ------------
Gross profit..................................................        1,413,572            2,672,293

General and administrative expenses...........................        1,474,909            1,617,492
                                                                   ------------         ------------
Income (Loss) from operations.................................          (61,337)           1,054,801
                                                                   ------------         ------------
Other income (expense):
Interest income...............................................          133,813              136,448
Interest expense..............................................          (33,794)             (54,660)
Other expense.................................................          (12,506)              (9,026)
                                                                   ------------         ------------
                                                                         87,513               72,762
                                                                   ------------         ------------
Income before income taxes....................................           26,176            1,127,563

Income taxes..................................................           10,810              451,024
                                                                   ------------         ------------
Net income....................................................     $     15,366         $    676,539
                                                                   ============         ============
Basic net income per common share.............................     $        .01         $        .20
                                                                   ============         ============
Diluted net income per common share...........................     $        .01         $        .19
                                                                   ============         ============
Basic weighted average common shares outstanding..............        3,559,938            3,501,250
                                                                   ============         ============
Diluted weighted average common shares outstanding............        3,559,938            3,509,272
                                                                   ============         ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,           December 31,
                                                                                      2000               1999 *
                                                                                  ------------         ------------
                                                                                   (Unaudited)
Assets:
Current Assets:
     Cash and cash equivalents................................................    $  2,698,977         $  6,177,489
     Restricted cash..........................................................       2,496,583            2,143,507
     Accounts receivable, net.................................................      19,717,627           19,256,882
     Prepaid expenses and other...............................................       1,254,908            1,193,912
     Inventory................................................................       4,437,971            3,603,517
     Costs and estimated earnings in excess of billings on uncompleted
      contracts...............................................................       9,591,716            8,858,933
                                                                                  ------------         ------------
               Total Current Assets...........................................      40,197,782           41,234,240

Property and equipment, net...................................................      15,855,236           15,077,673
Refundable deposits...........................................................         167,980               83,680
Goodwill, net.................................................................       1,540,748            1,580,762
Mineral rights................................................................         254,963              255,168
Net assets of discontinued operations.........................................               -              193,838
                                                                                  ------------         ------------
               Total Assets ..................................................    $ 58,016,709         $ 58,425,361
                                                                                  ============         ============
Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes payable - other....................................................    $  1,445,609         $  1,304,092
     Obligations under capital leases.........................................       1,049,081            1,114,722
     Accounts payable.........................................................      18,501,828           20,807,792
     Accrued liabilities......................................................       2,945,762            3,387,320
     Billings in excess of costs and estimated earnings on uncompleted
      Contracts...............................................................       8,952,687            8,453,153
                                                                                  ------------         ------------
               Total Current Liabilities......................................      32,894,967           35,067,079

Deferred income taxes.........................................................       1,423,825            1,423,825
Obligations under capital leases..............................................       3,866,933            4,410,854
Notes payable - other.........................................................       4,775,631            2,710,780
                                                                                  ------------         ------------
               Total Liabilities..............................................      42,961,356           43,612,538
                                                                                  ------------         ------------

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none
      issued and outstanding..................................................               -                    -
     Common stock - $.001 par value; 15,000,000 shares authorized,
      3,559,938 and 3,501,250 issued and outstanding..........................           3,601                3,601
     Additional paid-in capital...............................................      10,943,569           10,943,569
     Capital adjustments......................................................        (799,147)            (799,147)
     Retained earnings........................................................       4,907,330            4,664,800
                                                                                  ------------         ------------
               Total Stockholders' Equity.....................................      15,055,353           14,812,823
                                                                                  ------------         ------------
               Total Liabilities and Stockholders' Equity.....................    $ 58,016,709         $ 58,425,361
                                                                                  ============         ============

*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  --------------------------------
                                                                                      2000              1999
                                                                                  -------------     --------------
                                                                                  (Unaudited)        (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
   Cash received from customers..............................................     $  83,176,832     $  109,215,804
   Cash paid to suppliers and employees......................................       (86,026,016)      (108,337,191)
   Interest received.........................................................           330,088            359,098
   Interest paid.............................................................           (79,328)          (133,046)
   Income taxes paid.........................................................          (291,314)          (558,011)
                                                                                  -------------     --------------
       Net cash provided by (used in) operating activities...................        (2,889,738)           546,654
                                                                                  -------------     --------------
Cash flows from investing activities:
   Increase in restricted cash...............................................          (353,076)          (988,453)
   Collection of note receivable - other.....................................                 -                461
   Proceeds from sale of property and equipment..............................           212,516            179,554
   Increase in net liabilities and reserves of discontinued
    operations...............................................................                 -            240,950
   Purchase of property and equipment........................................          (627,311)        (1,315,503)
   Decrease in net assets of discontinued operations.........................                 -            425,181
   Purchase of treasury stock held for funding employer
    retirement plan contributions............................................                 -           (451,754)
                                                                                  -------------     --------------
       Net cash used in investing activities.................................          (767,871)        (1,909,564)
                                                                                  -------------     --------------
Cash flows from financing activities:
   Repayment of notes payable - other........................................          (718,842)          (614,588)
   Proceed received from notes payable - other...............................         1,507,500                  -
   Repayment of note payable - related party.................................                 -         (1,000,000)
   Repayment of capital lease obligations....................................          (609,561)          (421,065)
                                                                                  -------------     --------------
       Net cash provided by (used in) financing activities...................           179,097         (2,035,653)
                                                                                  -------------     --------------
Net decrease in cash and cash equivalents....................................        (3,478,512)        (3,398,563)

Cash and cash equivalents at beginning of period.............................         6,177,489         10,993,025
                                                                                  -------------     --------------
Cash and cash equivalents at end of period...................................     $   2,698,977     $    7,594,462
                                                                                  =============     ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ------------------------------
                                                                                        2000               1999
                                                                                    -----------        -----------
                                                                                    (Unaudited)        (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income to Net Cash Provided by (Used in)
Operating Activities:
Net income.......................................................................   $   242,530        $ 1,228,351
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization...............................................     1,197,174          1,026,216
     Gain on sale of property and equipment......................................      (102,014)           (38,740)

Changes in Assets and Liabilities:
     Accounts receivable, net....................................................      (490,903)        (3,479,463)
     Prepaid expenses and other..................................................       262,466           (908,686)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts.....................................................      (732,783)           375,760
     Inventory...................................................................      (834,454)                 -
     Refundable deposits.........................................................       (84,300)           112,303
     Interest payable............................................................             -            (26,027)
     Accounts payable............................................................    (2,305,964)         2,613,136
     Accrued liabilities.........................................................      (441,558)          (547,037)
     Billings in excess of costs and estimated earnings on
       uncompleted contracts.....................................................       499,534           (153,953)
     Interest receivable.........................................................        30,158             83,904
     Income tax receivable.......................................................      (129,624)           260,890
                                                                                    -----------        -----------
          Net cash provided by (used in) operating activities....................   $(2,889,738)       $   546,654
                                                                                    ===========        ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Corporation:

     Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding Company of Meadow Valley Contractors, Inc.
(MVC) and Ready Mix, Inc. (RMI). MVC is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. RMI is a producer and retailer of ready-mix concrete operating in the Las Vegas, NV and Phoenix, AZ metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

2.   Presentation of Interim Information:

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of operating results for the entire year.

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

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. At June 30, 2000, revenue and costs in the amount of $4,806,636 were recorded related to claims. The estimated total claims that have been filed or will be filed exceed $20,660,000 at June 30, 2000.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Notes payable:

          Summary of second quarter additions to Notes payable and their balances at June 30, 2000:

             Notes payable, interest rates from 0% to 8.11% with monthly payments of $10,077, due dates ranging from 7/10/02 to 5/11/04,
             collateralized by equipment.................................................      $    304,223

             Notes payable, variable interest rate at 9.50%, Chase Manhattan
             Bank's prime, with monthly payments of $15,552, due dates ranging from
             3/18/06 to 06/28/08, collateralized by equipment............................         1,076,336

             Notes payable, variable interest rate at 9.75%, Chase Manhattan Bank's prime plus .25%, with interest only monthly payments, due 1/31/02,
             collateralized by equipment.................................................         1,507,500
                                                                                               ------------
                                                                                                  2,888,059
             Less: current portion                                                                 (292,397)
                                                                                               ------------
                                                                                               $  2,595,662
                                                                                               ============

     Following are maturities of the above long-term debt for each of the next 5 years:

                    2001.................................  $   292,397
                    2002.................................    1,805,045
                    2003.................................      231,983
                    2004.................................      228,768
                    2005.................................      186,618
                     Subsequent to 2005..................      143,248
                                                           -----------
                                                           $ 2,888,059
                                                           ===========

5.   Line of Credit:

          In July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2000. The Company paid off the $1,507,500 note payable with proceeds from the line of credit.

6.   Discontinued Operations:

          In June 1998, the Company adopted a formal plan ( the "plan" ) to discontinue the operations of Prestressed Products Incorporated ("PPI"). The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for PPI, which included a provision of $1,350,000 for estimated operating losses during the phase-out period.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Discontinued Operations (Continued):

          The accompanying consolidated balance sheets as of June 30, 2000 and December 31, 1999, have been restated to reflect the net liabilities and the estimated loss as a single amount as follows:

                                                                                     June 30,       December 31,
                                                                                       2000             1999
                                                                                    ---------       ------------
               Current assets.................................................      $       -       $    653,668
               Non-current assets.............................................              -                  -
               Liabilities....................................................              -           (242,113)
                                                                                    ---------       ------------
                 Net assets...................................................              -            411,555

               Estimated loss on disposition..................................              -           (217,717)
                                                                                    ---------       ------------
               Net assets of discontinued operations..........................      $       -       $    193,838
                                                                                    =========       ============

7.   Commitments:

          During the quarter ended June 30, 2000, the Company entered into two operating lease agreements expiring in June 2006. Minimum future rental payments under the non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2000 for each of the next five years in aggregate are:

               2001 .........................................     $  576,236
               2002 .........................................        576,236
               2003 .........................................        576,236
               2004 .........................................        576,236
               Subsequent to 2004 ...........................        680,428
                                                                 -----------
               Total minimum lease payments .................    $ 2,985,372
                                                                 ===========

8.   Subsequent Events:

          During July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2000. In July 2000, the Company borrowed approximately $3,000,000 from the line of credit at 9.75%, Chase Manhattan Bank's prime, plus .25%. The Company used a portion of the line of credit proceeds to pay off a note payable in the amount of $1,507,500.

          During July 2000, the Company financed the purchase of equipment in the amount of $133,775. The note payable obligation has an interest rate of 6.49%, with monthly principal payments of $5,068, and is due July 5, 2002.

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

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $88.4 million at June 30, 2000, compared to approximately $134.0 million at June 30, 1999. At June 30, 2000, the Company's backlog included approximately $61 million of work that is scheduled for completion during 2000. Accordingly, revenue in 2000 and 2001 will be significantly reduced if the Company is unable to obtain substantial new projects during 2000. During the second quarter ended June 30, 2000, the Company obtained new projects totaling $24.9 million.

     Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which
the facts that require the revision become known.   Losses on contracts, if any,
are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred or evidence provides a legal basis for the claim. At June 30, 2000, revenue in the amount of $4.8 million were recorded related to claims. The estimated total claims that have been filed or will be filed exceed $20.6 million. If the Company is not successful in obtaining any portion of the $4.8 million in claim settlement revenue, there would be a reduction in earnings.

Results of Operations

     The following table sets forth, for the six and the three months ended June 30, 2000 and 1999, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                                                  Six months ended                  Three months ended
                                                                      June 30,                           June 30,
                                                             ----------------------------       ----------------------------
                                                                2000             1999              2000             1999
                                                             -----------      -----------       -----------      -----------
    Revenue............................................            100.0 %          100.0 %           100.0 %          100.0 %
    Gross Profit.......................................              3.8              4.8               3.1              4.9
    General and administrative expense.................              3.6              3.1               3.3              3.0
    Interest income....................................              0.4              0.2               0.3              0.2
    Interest expense...................................              0.1              0.1               0.1              0.1
    Other income.......................................              0.0              0.0               0.0              0.0
    Income before income taxes.........................              0.5              1.8               0.1              2.0
    Income taxes.......................................              0.2              0.7               0.0              0.8

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenue and Backlog. Revenue for the six months ended June 30, 2000 ("interim 2000") was $83.9 million compared to $112.5 million for the six months ended June 30, 1999 ("interim 1999"). The decrease in revenue was the result of a $28.3 million decrease in contract revenue and a $.3 million decrease in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 34% to approximately $88.4 million at June 30, 2000 from approximately $134 million at June 30, 1999. Revenue may be impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 4.8% for interim 1999 to 3.8% for interim 2000. The decrease in MVC's gross profit margin was the result of cost overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at June 30, 2000. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative Expenses. General and administrative expenses decreased to 3,049,453 for interim 2000 from $3,573,061 for interim 1999. The decrease resulted primarily from reduction of costs related to various employee incentive plans amounting to $538,124.

     Interest Income and Expense. Interest income for interim 2000 increased to $299,930 from $275,194 in interim 1999 due to an increase in interest bearing retention receivables. Interest expense decreased in interim 2000 to $79,328 from $107,019, due primarily to a $1,000,000 reduction in related party debt at the beginning of interim 1999.

     Net Income After Income Taxes. Net income after income taxes was $242,530 in interim 2000 as compared to $1,228,351 for interim 1999. The decrease resulted from lower revenues along with decreased gross profit margins, offset, in part, by higher interest income, lower interest expense and a decrease in general and administrative expenses.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenue and Backlog. Revenue for the three months ended June 30, 2000 ("interim 2000") was $45.4 million compared to $54.2 million for the three months ended June 30, 1999 ("interim 1999"). The decrease in revenue was the result of a $8.8 million decrease in contract revenue. Backlog decreased 34% to approximately $88.4 million at June 30, 2000 from approximately $134 million at June 30, 1999. Revenue may be impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 4.9% for interim 1999 to 3.1% for interim 2000. The decrease in MVC's gross profit margin was the result of cost overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at June 30, 2000. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative Expenses. General and administrative expenses decreased to $1,474,909 for interim 2000 from $1,617,492 for interim 1999. The decrease resulted primarily from costs related to various employee incentive plans amounting to $154,453.

     Interest Income and Expense. Interest income for interim 2000 decreased to $133,813 from $136,448 in interim 1999 due to a decrease in interest bearing retention receivables. Interest expense decreased in interim 2000 to $33,794 from $54,660, due primarily to a $1,000,000 reduction in related party debt at the beginning of interim 1999.

     Net Income After Income Taxes. Net income after income taxes was $15,366 in interim 2000 as compared to $676,539 for interim 1999. The decrease resulted from lower revenues along with decreased gross profit margins, offset, in part, by lower interest expense and a decrease in general and administrative expenses.

Liquidity and Capital Resources

     The Company's primary need for capital has been to finance expansion and capital expenditures. Historically, the Company's primary source of cash has been from operations. Revenue growth has required additional capital to finance expanded receivables, retentions and capital expenditures and to address fluctuations in the work-in-process billing cycle.

     The following table sets forth for the six months ended June 30, 2000 and 1999, certain items from the condensed consolidated statements of cash flows.

                                                                                        Six months ended
                                                                                            June 30,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                  -----------       -----------
          Cash flows Provided by (Used in) Operating Activities ......            $(2,889,738)      $   546,654
          Cash flows Used in Investing Activities.....................               (767,871)       (1,909,564)
          Cash flows Provided by (Used in) Financing Activities ......                179,097        (2,035,653)

     As the Company expands its operations, particularly its aggregate, ready mix concrete and asphalt production, cash may be reduced to finance receivables, build inventories and for customer cash retention required under contracts subject to completion. Management continually monitors the Company's cash requirements in an effort to maintain adequate cash reserves. The Company is currently experiencing a decline in its backlog and several larger projects are nearing final stages of completion, resulting in a significant decline in the Company's cash reserves. It is not unusual for cash flows from construction projects nearing the final stages of completion to have negative cash flows. Accordingly, in July 2000 the Company secured a $7.0 million operating line of credit. The Company believes the $7.0 million operating line of credit, together with the Company's historical ability to acquire new work may be sufficient to meet the Company's cash requirements for the next twelve months.

     Cash used in operating activities during interim 2000 amounted to $2.9 million, primarily the result of a decrease in accounts payable of $2.3 million, a decrease in accrued liabilities of $.4 million, an increase in inventory of $.8 million, an increase in accounts receivable,net of $.5 million, and an increase in net costs in excess of billings of $.2 million offset, in part, by net income of $.2 million, depreciation and amortization of $1.2 million and a decrease in prepaid expenses and other of $.2 million.

     Cash used in operating activities during interim 1999 amounted to $.5 million, primarily the result of an increase in accounts payable of $2.6 million, net income of $1.2 million, depreciation and amortization of $1.0 million and a decrease in income tax receivable of $.3 million, offset, in part, by an increase in accounts receivable of $3.5 million, and increase in prepaid expenses and other of $.9 million and a decrease in accrued liabilities of .5 million.

     Cash used in investing activities during interim 2000 amounted to $.8 million related primarily to the purchase of property and equipment of $.6 million and an increase in restricted cash of $.4 million, offset by proceeds from the sale of property and equipment in the amount of $.2 million.

     Cash used in investing activities during interim 1999 amounted to $2.0 million related primarily to the purchase of property and equipment of $1.3 million, an increase in restricted cash of $1.0 million and the purchase of treasury stock held for funding employer retirement plan contributions of $.5 million offset, in part, by an increase in net liabilities and reserves of discontinued operations of $.2 million, a decrease in net assets of discontinued operations of $.4 million and $.2 million proceeds from the sale of property and equipment.

     Cash provided by financing activities during interim 2000 amounted to $.2 million related primarily to the proceeds received from a note payable of $1.5 million, offset by the repayment of notes payable and capital lease obligations of $1.3 million.

     Cash used in financing activities during interim 1999 amounted to $2.0 million including $1.0 million repayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $1.0 million. The aforementioned note payable-related party was due to a principal shareholder of the Company, the Richard C. Lewis Family Revocable Trust I.

     In July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2000. In July 2000, the Company borrowed approximately $3,000,000 from the line of credit at 9.75%, Chase Manhattan Bank's prime, plus .25%. The Company used a portion of the line of credit proceeds to pay off a note payable in the amount of $1,507,500.


                         PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         b) Reports on Form 8-K

         The Company filed a Form 8-K during the six months ended June 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEADOW VALLEY CORPORATION
                                          (Registrant)



                                    By   /s/ Bradley E. Larson
                                         _____________________________________
                                         Bradley E. Larson
                                         President and Chief Executive Officer


                                    By   /s/ Nicole R. Smith
                                         _____________________________________
                                         Nicole R. Smith
                                         Principal Accounting Officer