Form 10-Q
period 2000-09-30
MEADOW VALLEY CORP
filed 2000-11-14
CIK 934749

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          September 30, 2000
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

                                        Yes    X        No  ________
                                            ---------

Number of shares outstanding of the issuer's common stock:


              Class                       Outstanding at October 30, 2000
              -----                       -------------------------------

     Common Stock, $.001 par value                3,559,938 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I.   FINANCIAL INFORMATION                                                                   Page
                                                                                                 Number
Item 1.   Financial Statements                                                                   ------

                Condensed Consolidated Statements of Operations (Unaudited) -
                Nine Months Ended September 30, 2000 and September 30, 1999                        3

                Condensed Consolidated Statements of Operations (Unaudited) -
                Three Months Ended September 30, 2000 and September 30, 1999                       4

                Condensed Consolidated Balance Sheets -
                As of September 30, 2000 (Unaudited) and December 31, 1999                         5

                Condensed Consolidated Statements of Cash Flows (Unaudited)-
                Nine Months Ended September 30, 2000 and September 30, 1999                        6-7

                Notes to Condensed Consolidated Financial Statements                               8-10

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                   11-14

PART  II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                         14

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                       -----------------------------------
                                                                             2000                1999
                                                                       ----------------    ---------------
                                                                          (Unaudited)         (Unaudited)
Revenue..............................................................  $    128,402,900    $   163,915,632
Cost of revenue......................................................       123,462,464        156,028,623
                                                                       ----------------    ---------------
Gross profit.........................................................         4,940,436          7,887,009
General and administrative expenses..................................         4,842,142          5,187,125
                                                                       ----------------    ---------------
Income from operations...............................................            98,294          2,699,884
                                                                       ----------------    ---------------
Other income (expense):
Interest income......................................................           462,816            435,625
Interest expense.....................................................          (174,500)          (158,211)
Other income.........................................................            46,788            290,407
                                                                       ----------------    ---------------
                                                                                335,104            567,821
                                                                       ----------------    ---------------
Income before income taxes...........................................           433,398          3,267,705
Income taxes.........................................................           173,353          1,306,582
                                                                       ----------------    ---------------
Net income...........................................................  $        260,045    $     1,961,123
                                                                       ================    ===============
Basic net income per common share....................................  $            .07    $           .56
                                                                       ================    ===============
Diluted net income per common share..................................  $            .07    $           .55
                                                                       ================    ===============
Basic weighted average common shares outstanding.....................         3,546,016          3,524,327
                                                                       ================    ===============
Diluted weighted average common shares outstanding...................         3,546,016          3,555,240
                                                                       ================    ===============

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                          -----------------------------------------------
                                                                                2000                            1999
                                                                          ---------------                 ---------------
                                                                              (Unaudited)                    (Unaudited)
Revenue..........................................................         $    44,434,571                 $    51,440,091

Cost of revenue..................................................              42,692,537                      48,968,562
                                                                          ---------------                 ---------------
Gross profit.....................................................               1,742,034                       2,471,529

General and administrative expenses..............................               1,792,689                       1,614,064
                                                                          ---------------                 ---------------
Income (loss) from operations ...................................                 (50,655)                        857,465
                                                                          ---------------                 ---------------
Other income (expense):
Interest income..................................................                 162,886                         160,431
Interest expense.................................................                 (95,172)                        (51,192)
Other income.....................................................                  12,119                         253,749
                                                                          ---------------                 ---------------
                                                                                   79,833                         362,988
                                                                          ---------------                 ---------------
Income before income taxes ......................................                  29,178                       1,220,453

Income taxes.....................................................                  11,663                         487,681
                                                                          ===============                 ===============
Net income.......................................................         $        17,515                 $       732,772
                                                                          ===============                 ===============
Basic net income per common share................................         $           .00                 $           .21
                                                                          ===============                 ===============
Diluted net income per common share..............................         $           .00                 $           .21
                                                                          ===============                 ===============
Basic weighted average common shares outstanding.................               3,559,938                       3,501,250
                                                                          ===============                 ===============
Diluted weighted average common shares outstanding...............               3,559,938                       3,501,250
                                                                          ===============                 ===============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,          December 31,
                                                                                        2000                  1999 *
                                                                                   ---------------       ---------------
Assets:                                                                               (Unaudited)
Current Assets:
     Cash and cash equivalents...................................................  $     1,258,006       $     6,177,489
     Restricted cash.............................................................        2,286,731             2,143,507
     Accounts receivable, net....................................................       23,946,740            19,256,882
     Prepaid expenses and other..................................................        1,362,171             1,193,912
     Inventory...................................................................        4,851,638             3,603,517
     Costs and estimated earnings in excess of billings on uncompleted
        contracts................................................................        7,851,298             8,858,933
                                                                                   ---------------       ---------------
               Total Current Assets..............................................       41,556,584            41,234,240

Property and equipment, net......................................................       18,548,989            15,077,673
Refundable deposits..............................................................          179,747                83,680
Goodwill, net....................................................................        1,520,740             1,580,762
Mineral rights...................................................................          240,858               255,168
Net assets of discontinued operations............................................                -               193,838
                                                                                   ---------------       ---------------
               Total Assets .....................................................  $    62,046,918       $    58,425,361
                                                                                   ===============       ===============

Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes payable - other.......................................................  $     1,555,249       $     1,304,092
     Obligations under capital leases............................................        1,061,138             1,114,722
     Accounts payable............................................................       18,861,837            20,807,792
     Accrued liabilities.........................................................        3,267,122             3,387,320
     Billings in excess of costs and estimated earnings on uncompleted
       contracts.................................................................       10,460,115             8,453,153
                                                                                   ---------------       ---------------
               Total Current Liabilities.........................................       35,205,461            35,067,079

Deferred income taxes............................................................        1,423,825             1,423,825
Obligations under capital leases.................................................        3,869,770             4,410,854
Notes payable - other............................................................        6,474,994             2,710,780
                                                                                   ---------------       ---------------
               Total Liabilities.................................................       46,974,050            43,612,538
                                                                                   ---------------       ---------------

Stockholders' Equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none
      issued and outstanding.....................................................                -                     -
     Common stock - $.001 par value; 15,000,000 shares authorized,
      3,559,938 and 3,501,250 issued and outstanding.............................            3,601                 3,601
     Additional paid-in capital..................................................       10,943,569            10,943,569
     Capital adjustments.........................................................         (799,147)             (799,147)
     Retained earnings...........................................................        4,924,845             4,664,800
                                                                                   ---------------       ---------------
               Total Stockholders' Equity........................................       15,072,868            14,812,823
                                                                                   ---------------       ---------------
               Total Liabilities and Stockholders' Equity........................  $    62,046,918       $    58,425,361
                                                                                   ===============       ===============

*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                        ----------------------------------------------
                                                                             2000                             1999
                                                                        --------------                  --------------
                                                                         (Unaudited)                      (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
 Cash received from customers........................................   $  126,583,669                  $  152,076,874
 Cash paid to suppliers and employees................................     (129,938,998)                   (153,519,929)
 Interest received...................................................          507,618                         514,580
 Interest paid.......................................................         (174,500)                       (184,238)
 Income taxes paid...................................................          (71,911)                       (922,226)
                                                                        --------------                  --------------
    Net cash used in operating activities ...........................       (3,094,122)                     (2,034,939)
                                                                        --------------                  --------------
Cash flows from investing activities:
 (Increase) decrease in restricted cash..............................         (143,224)                        241,571
 Collection of note receivable - other ..............................                -                           1,721
 Decrease in net assets and reserves of discontinued
   operations........................................................                -                         333,383
 Purchase of property and equipment..................................       (1,476,862)                       (915,040)
 Proceeds from sale of property and equipment .......................          270,425                         382,220
 Purchase of treasury stock held for funding employer
  retirement plan contributions......................................                -                        (451,754)
                                                                        --------------                  --------------
    Net cash used in investing activities ...........................       (1,349,661)                       (407,899)
                                                                        --------------                  --------------
Cash flows from financing activities:
 Repayment of notes payable - other..................................       (4,132,814)                     (1,032,020)
 Proceeds received from notes payable - other........................        4,555,515                               -
 Repayment of note payable - related party...........................                -                      (1,000,000)
 Repayment of capital lease obligations..............................         (898,401)                       (616,937)
                                                                        --------------                  --------------
    Net cash used in financing activities ...........................         (475,700)                     (2,648,957)
                                                                        --------------                  --------------
Net decrease in cash and cash equivalents............................       (4,919,483)                     (5,091,795)
Cash and cash equivalents at beginning of period.....................        6,177,489                      10,993,025
                                                                        --------------                  --------------
Cash and cash equivalents at end of period...........................   $    1,258,006                  $    5,901,230
                                                                        ==============                  ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                               --------------------------------------
                                                                                  2000                      1999
                                                                               -------------            -------------
                                                                                (Unaudited)              (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income to Net Cash Used in
Operating Activities:
Net income.....................................................
Adjustments to reconcile net income to net cash used in                        $     260,045            $   1,961,123
operating activities:
 Depreciation and amortization.................................
 Gain on sale of property and equipment........................                    1,851,812                1,515,226
                                                                                    (145,956)                 (45,469)

Changes in Operating Assets and Liabilities:
 Accounts receivable, net......................................                   (4,734,660)              (7,476,978)
 Prepaid expenses and other....................................                      (75,863)              (1,827,805)
 Costs and estimated earnings in excess of billings on
  uncompleted contracts........................................                    1,007,635               (1,291,209)
 Inventory.....................................................                   (1,248,121)                       -
 Refundable deposits...........................................                      (96,067)                 103,301
 Income tax payable............................................                            -                  (26,027)
 Accounts payable..............................................                   (1,945,955)               8,185,644
 Accrued liabilities...........................................                     (120,198)                (280,547)
 Billings in excess of costs and estimated earnings on
  uncompleted contracts........................................                    2,006,962               (3,315,509)
 Interest receivable...........................................                       44,802                  384,356
 Income tax receivable.........................................                      101,442                   78,955
                                                                               -------------            ------------
   Net cash used in operating activities ......................                $  (3,094,122)           $ (2,034,939)
                                                                               =============            ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Corporation:

         Meadow Valley Corporation "the Company" was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding Company of Meadow Valley Contractors, Inc.
(MVC) and Ready Mix, Inc. (RMI). MVC is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. RMI is a producer and retailer of ready-mix concrete operating in the Las Vegas, NV and Phoenix, AZ metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

2.   Presentation of Interim Information:

         The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of operating results for the entire year.

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

         Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. The Company believes it has taken a conservative posture in accruing claim revenue to offset claim-related costs incurred to date. At September 30, 2000, claim revenue in the amount of $4,620,895 has been recorded while claim costs incurred by both MVC and its subcontractors and for which claims have been filed or will be filed exceed $20,660,000. Of the $20,660,000 in claims, approximately $5,000,000 represents costs incurred by MVC subcontractors for which claims are filed by MVC on their behalf leaving the balance of $15,660,000 as MVC costs. The Company must obtain at least $4,620,895 in proceeds from its $15,660,000 portion of the total claims or there would be a reduction in earnings.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Notes payable - other:

         Summary of third quarter additions to notes payable - other and their balances at September 30, 2000:

     Note payable, variable interest rate at 9.5%,  with monthly principal
     payments of $20,417, due 9/29/09, collateralized by equipment............. $       2,062,128

     Note payable, interest rate at 6.49%, with monthly payments of
     $5,068, due 7/05/02, collateralized by equipment..........................           100,346

     Note payable, variable interest rate at 9.75%, Chase Manhattan Bank's prime plus .25%, with interest only monthly payments until 1/31/02,
     due 12/31/05, collaterized by all assets of the Company...................         1,537,808
                                                                                -----------------
                                                                                        3,700,282
     Less: current portion                                                               (158,031)
                                                                                -----------------
                                                                                $       3,542,251
                                                                                =================

     Following are maturities of the above long-term debt for each of the next 5 years:

            2001 .............................................................. $         158,031
            2002 ..............................................................           534,166
            2003 ..............................................................           600,355
            2004 ..............................................................           636,590
            2005 ..............................................................           676,526
            Subsequent to 2005 ................................................         1,094,614
                                                                                -----------------
                                                                                $       3,700,282
                                                                                =================

5.   Line of Credit:

         In July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001. As of September 30, 2000, the Company had withdrawn $1,537,808 from the line of credit.

6.   Discontinued Operations:

         In June 1998, the Company adopted a formal plan ("the plan") to discontinue the operations of Prestressed Products Incorporated ("PPI"). The plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1.95 million (net of income tax benefit of $1.3 million), related to the disposal of assets for PPI, which included a provision of $1.35 million for estimated operating losses during the phase-out period.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Discontinued Operations (Continued):

         The accompanying consolidated balance sheets as of September 30, 2000 and December 31, 1999, have been restated to reflect the net liabilities and the estimated loss as a single amount as follows:

                                                                                      September 30,   December 31,
                                                                                          2000            1999
                                                                                      -------------   ------------
        Current assets.............................................................   $     -         $    653,668
        Non-current assets.........................................................         -                 -
        Liabilities................................................................         -             (242,113)
                                                                                      -------------   ------------
           Net assets..............................................................         -              411,555

        Estimated loss on disposition..............................................         -             (217,717)
                                                                                      -------------   ------------
        Net assets of discontinued operations......................................   $     -         $    193,838
                                                                                      =============   ============

7.   Commitments:

         During the quarter ended September 30, 2000, the Company entered into two operating lease agreements expiring in the year 2006. Minimum future rental payments under the non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2000 for each of the next five years in aggregate are:

        2001................................................................  $       546,709
        2002................................................................          546,709
        2003................................................................          546,709
        2004................................................................          546,709
        Subsequent to 2004..................................................          596,458
                                                                              ---------------
        Total minimum lease payments........................................  $     2,783,294
                                                                              ===============

         During the quarter ended September 30, 2000, the Company purchased equipment under a capital lease expiring in the year 2006. The asset and liability under the capital lease is initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its expected useful life.

         Minimum future lease payments under the above mentioned capital lease as of September 30, 2000 for each of the next five years and in aggregate are:

        2001................................................................  $        66,788
        2002................................................................           66,788
        2003................................................................           66,788
        2004................................................................           66,788
        2005................................................................           66,788
        Subsequent to 2005..................................................           61,224
                                                                              ---------------
        Total minimum lease payments........................................          395,164
        Less: amount representing interest..................................          (94,567)
                                                                              ---------------
        Present value of net minimum lease payment..........................  $       300,597
                                                                              ===============

8.   Statement of Cash Flows:

 Non-Cash Investing and Financing Activities:

     The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

     During the nine months ended September 30, 2000, the Company financed the purchase of property, plant and equipment in the amount of $3,896,405.

9.   Subsequent Events:

         During October 2000, the Company financed the purchase of equipment in the amount of $147,924. The note payable obligation has an interest rate of 6.9%, with monthly payments of $3,535, and is due October 2004.

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

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $72.9 million at September 30, 2000, compared to approximately $126.2 million at September 30, 1999. At September 30, 2000, the Company's backlog included approximately $21.6 million of work that is scheduled for completion during 2000. Accordingly, revenue in 2000 and 2001 will be significantly reduced if the Company is unable to obtain substantial new projects during the remainder of 2000 and early in 2001. During the third quarter ended September 30, 2000, the Company obtained new projects totaling $18.5 million.

     Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which
the facts that require the revision become known.   Losses on contracts, if any,
are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred or evidence provides a legal basis for the claim. At September 30, 2000, claim revenue in the amount of $4.6 million has been recorded while claim costs incurred by both MVC and its subcontractors and for which claims have been filed or will be filed exceed $20.7 million. Of the $20.7 million in claims, approximately $5.0 million represents costs incurred by MVC subcontractors for which claims are filed by MVC on their behalf leaving the balance of $15.7 million as MVC costs. The Company must obtain at least $4.6 million in proceeds from its $15.7 million portion of the total claims or there would be a reduction in earnings.

Results of Operations

     The following table sets forth, for the nine and the three months ended September 30, 2000 and 1999, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                                         Nine months ended               Three months ended
                                                           September 30,                    September 30,
                                                     ---------------------------      --------------------------
                                                         2000           1999              2000           1999
                                                     ------------   ------------      -----------    -----------
     Revenue .......................................        100.0%         100.0%           100.0%         100.0%
     Gross Profit ..................................          3.8            4.8              3.9            4.8
     General and administrative expenses ...........          3.8            3.2              4.0            3.1
     Interest income ...............................          0.4            0.3              0.4            0.3
     Interest expense ..............................          0.1            0.0              0.2            0.0
     Income before income taxes ....................          0.3            2.0              0.1            2.4
     Income taxes ..................................          0.1            0.8              0.0            1.0

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenue and Backlog. Revenue for the nine months ended September 30, 2000 ("interim 2000") was $128.4 million compared to $163.9 million for the nine months ended September 30, 1999 ("interim 1999"). The decrease in revenue was the result of a $36.9 million decrease in contract revenue offset by a $1.4 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 42% to approximately $72.9 million at September 30, 2000 from approximately $126.2 million at September 30, 1999. Revenue may be impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, gross profit margin decreased from 4.8% for interim 1999 to 3.8% for interim 2000. The decrease in MVC's gross profit margin was the result of cost overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at September 30, 2000. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative Expenses. General and administrative expenses decreased to $4.8 million for interim 2000 from $5.2 million for interim 1999. The decrease resulted primarily from reduction of costs related to various employee incentive plans amounting to $.6 million offset, in part, by a $.21 million increase in general and administrative expenses attributable to expanding construction material operations.

     Interest Income and Expense. Interest income for interim 2000 increased to $462,816 from $435,625 in interim 1999 due to an increase in interest bearing retention receivables. Interest expense increased in interim 2000 to $174,500 from $158,211 in interim 1999, due primarily to the Company borrowing on the line of credit.

     Net Income After Income Taxes. Net income after income taxes was $260,045 in interim 2000 as compared to $1,961,123 for interim 1999. The decrease resulted from lower revenues along with decreased gross profit margins, offset, in part, by higher interest income and a decrease in general and administrative expenses.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenue and Backlog. Revenue for the three months ended September 30, 2000 ("interim 2000") was $44.4 million compared to $51.4 million for the three months ended September 30, 1999 ("interim 1999"). The decrease in revenue was the result of a $7.8 million decrease in contract revenue offset by a $.8 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 42% to approximately $72.9 million at September 30, 2000 from approximately $126.2 million at September 30, 1999. Revenue may be impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 4.8% for interim 1999 to 3.9% for interim 2000. The decrease in MVC's gross profit margin was the result of cost overruns on certain projects and start-up costs from expansion of construction materials operations offset, in part, by increased profit recognition related to several projects nearing completion at September 30, 2000. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

     General and Administrative Expenses. General and administrative expenses increased to $1.8 million for interim 2000 from $1.6 million for interim 1999. The increase resulted primarily from an increase of $.15 million associated with the expansion of construction materials operations, an increase of bad debt expense of $.04 million, also associated with construction materials, and an increase of office rent of $.03 million due to expanding facilities in Utah in anticipation of materials operations in that market.

     Interest Income and Expense. Interest income for interim 2000 increased to $162,886 from $160,431 in interim 1999 due to a decrease in interest bearing retention receivables. Interest expense increased in interim 2000 to $95,172 from $51,192, due primarily to the Company borrowing on the line of credit.

     Net Income After Income Taxes. Net income after income taxes was $17,515 in interim 2000 as compared to $732,772 for interim 1999. The decrease resulted from lower revenues along with decreased gross profit margins and an increase in general and administrative expenses.

Liquidity and Capital Resources

     The Company's primary need for capital has been to finance expansion and capital expenditures. Historically, the Company's primary source of cash has been from operations. The Company's expansion into construction materials has required additional capital to finance expanded receivables, increased inventories and capital expenditures as well as to address fluctuations in the work-in-process billing cycle.

     The following table sets forth for the nine months ended September 30, 2000 and 1999, certain items from the condensed consolidated statements of cash flows.

                                                                             Nine months ended
                                                                               September 30,
                                                                    -------------------------------------
                                                                          2000                 1999
                                                                    ----------------    -----------------
     Cash flows Used in Operating Activities ...................... $     (3,094,122)   $      (2,034,939)
     Cash flows Used in Investing Activities ......................       (1,349,661)            (407,899)
     Cash flows Used in Financing Activities ......................         (475,700)          (2,648,957)


     As the Company expands its operations, particularly its aggregate, ready mix concrete and asphalt production, cash may be reduced to finance receivables, build inventories and for customer cash retention required under contracts subject to completion. Management continually monitors the Company's cash requirements in an effort to maintain adequate cash reserves. The Company is currently experiencing a decline in its backlog and several larger projects are nearing final stages of completion, resulting in a significant decline in the Company's cash reserves. It is not unusual for cash flows from construction projects nearing the final stages of completion to have negative cash flows. Accordingly, in July 2000 the Company secured a $7.0 million operating line of credit. The Company believes the $7.0 million operating line of credit, together with the Company's historical ability to acquire new work may be sufficient to meet the Company's cash requirements for the next twelve months. As of September 30, 2000, the Company had withdrawn $1,537,808 from the line of credit.

     Cash used in operating activities during interim 2000 amounted to $3.1 million, primarily the result of a decrease in accounts payable of $1.9 million, a decrease in accrued liabilities of $.1 million, an increase in inventory of $1.2 million, an increase in accounts receivable, net of $4.7 million offset, in part, by net income of $.3 million, depreciation and amortization of $1.8 million, and an increase in net billings in excess of costs of $3 million.

     Cash used in operating activities during interim 1999 amounted to $2.0 million, primarily the result of an increase in net accounts receivable of $7.5 million, an increase in prepaid expenses and other of $1.8 million, an increase in net costs in excess of billings of $4.6 million offset, in part, by a decrease in accounts payable and accrued liabilities of $7.9 million, a decrease in refundable deposits of $.1 million, a decrease in interest receivable of $.4 million, depreciation and amortization of $1.5 million and net income of $1.9 million.

     Cash used in investing activities during interim 2000 amounted to $1.3 million related primarily to the purchase of property and equipment of $1.5 million and an increase in restricted cash of $.1 million, offset by proceeds from the sale of property and equipment in the amount of $.3 million.

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

     Cash used in financing activities during interim 2000 amounted to $.5 million related primarily to the repayment of notes payable and capital lease obligations of $5.0 million, offset by the proceeds received from a note payable of $4.5 million.

     Cash used in financing activities during interim 1999 amounted to $2.6 million including $1.0 million repayment of a loan from a related party and repayments of notes payable and capital lease obligations in the amount of $1.6 million. The aforementioned note payable-related party was due to a principal shareholder of the Company, the Richard C. Lewis Family Revocable Trust I.



                         PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits:
              27 Financial Data Schedule

         b)   Reports on Form 8-K:
              The Company filed a Form 8-K during the nine months ended September 30, 2000.

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


                                    MEADOW VALLEY CORPORATION
                                          (Registrant)



                                    By   /s/ Bradley E. Larson
                                         ---------------------------------------
                                         Bradley E. Larson
                                         President and Chief Executive Officer


November 14, 2000                   By   /s/ Nicole R. Smith
                                         ---------------------------------------
                                         Nicole R. Smith
                                         Principal Accounting Officer