Form 10-K
period 2000-12-31
MEADOW VALLEY CORP
filed 2001-03-29
CIK 934749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     On February 22, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates was $9,864,628

     On February 22, 2001, there were 3,559,938 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2000.

                           MEADOW VALLEY CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                    PART I                                              PAGE
Item 1.   Business                                                                         3
Item 2.   Properties                                                                      10
Item 3.   Legal Proceedings                                                               11
Item 4.   Submission of Matters to a Vote of Security Holders                             12

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholders Matters       12
Item 6.   Selected Financial Data                                                         13
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                          14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                      19
Item 8.   Financial Statements and Supplementary Data                                     20
Item 9.   Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                           20

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                              20
Item 11.  Executive Compensation                                                          20
Item 12.  Security Ownership of Certain Beneficial Owners and Management                  20
Item 13.  Certain Relationships and Related Transactions                                  20

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                  21

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

      Meadow Valley Corporation (the "Company") was incorporated in Nevada on September 15, 1994. On October 1, 1994, the Company purchased all of the outstanding Common Stock of Meadow Valley Contractors, Inc. ("MVCI") for $11.5 million comprised of a $10 million promissory note and $1.5 million paid by the issuance of 500,000 restricted shares of the Company's Common Stock valued at $3.00 per share. On January 4, 1999, the $10 million promissory note was paid in full. MVCI was founded in 1980 as a heavy construction contractor and has been engaged in that activity since inception. References to the Company's history include the history of MVCI.

      In October and November 1995, the Company sold 1,926,250 Units of its securities to the public at $6.00 per Unit (the "Public Offering"). Each Unit consisted of one share of $.001 par value common stock and one common stock purchase warrant exercisable to purchase one additional share of common stock at $7.20 per share until October 16, 2000. In September 2000, the exercise price of the warrants was reduced to $5.00 per share and the exercise period was extended until June 30, 2002.

      The Company currently has two subsidiaries. Through Meadow Valley Contractors, Inc., the Company primarily operates as a heavy construction contractor. Through Ready Mix, Inc., the Company is a producer and supplier of construction materials. On the construction side, the Company specializes in public infrastructure projects including the construction of bridges and overpasses, channels, roadways, highways and airport runways. The Company generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona, Utah and New Mexico. The Company primarily seeks public sector customers because public sector projects are less cyclical than private sector projects, payment is more reliable, work required by the project is generally standardized and little marketing expense is incurred in obtaining projects. On the construction materials side, the Company operates several sand and gravel pits and quarries from which it manufactures rock and sand products. These products are sold to third parties or are incorporated into ready mix concrete or asphalt, which the Company may use on its own projects. Consistent with the Company's dual interests in construction and construction materials, the Company owns and leases portable hot mix asphalt plants, related asphalt paving equipment, a rubberized asphalt plant, portable wet batch concrete plant and related concrete paving equipment. The portability of these asphalt and concrete paving capabilities provides the Company with an opportunity to expand its existing geographic market, enhance its construction operations in its existing market, improve its competitiveness and generate increased revenues on projects that call for large quantities of asphaltic concrete or Portland cement concrete, recycled asphalt, rubberized asphalt or Portland cement concrete paving. These capabilities also afford the Company the opportunity to provide construction materials or to subcontract its services to other construction companies.

      The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $75 million at December 31, 2000, which included the remainder of a $96 million portion of the reconstruction of the core of the interchange at I-15 and US 95 in Las Vegas, NV, the remainder of $87.8 million of projects which are portions of the Beltway Continuation projects in Las Vegas, Nevada, the remainder of a $29.3 million portion of the State Route 87 Continuation, in Sunflower, AZ, the remainder of a $17.5 million portion of the Reconstruction of US 89, in Cherry Hills, UT, the remainder of the $13.0 million Storm Drain Channel construction, in Chandler, AZ, the remainder of $10.9 million of highway construction and street renovation in Prescott, AZ, the remainder of the $13.9 million renovation and widening of US95 in North Las Vegas, NV, the remainder of the approximately $14.3 million in various highway projects throughout rural Arizona, the remainder of approximately $10.7 million in various highway projects throughout rural Utah, and approximately $5.1 million of work remaining in New Mexico. Approximately $70 million of the Company's backlog is scheduled for completion during 2001. The Company has acted as the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Utah Department of Transportation, the Clark County (Nevada) Department of Public Works, the Salt Lake City (Utah) Airport Authority, the New Mexico State Highway and Transportation Department and the City of Phoenix.

      In 1996, the Company expanded into the construction materials industry with the formation of Ready Mix, Inc. ("RMI") as a wholly owned subsidiary. RMI manufactures and distributes ready mix concrete and owns and operates four ready mix concrete batch plants - two in the Las Vegas, NV area and two in the Phoenix, AZ area and 93 ready mix trucks. RMI also produces the majority of its own rock and sand for its Nevada plants from a crushing and screening plant in Moapa, NV. RMI primarily targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. RMI began its ready mix concrete operation from its first location in North Las Vegas in March 1997, began processing rock and sand from its Moapa pit in November 1999 and expanded into the Phoenix market with two plants in 2000.

      In 1996, the Company formed Prestressed Products Incorporated ("PPI") as a wholly owned subsidiary to design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines included architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada. As a result of continuing operating losses, in June 1998, the Company adopted a formal plan (the "Plan") to discontinue the operations of PPI. The Plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets of PPI, which included a provision of $1,350,000 for estimated losses during the phase-out period of July 1, 1998 through June 30, 1999. During the twelve months ended December 31, 1998 and 1999, $1,134,112 and $598,172 of the expected losses were incurred (net of income tax benefit of $756,073 and $398,743).

Business Strategy

      The Company seeks to grow revenue and improve profitability by continuing to pursue the following business strategy:

      (i) Expand construction-related niche markets. The Company continues to explore niche markets, which may increase the Company's competitiveness, diversify its revenue base, increase project revenue and improve profitability.

      (ii) Increase the Company's ownership and/or control of strategic aggregate resources and develop commercial construction materials production and sale operations to focus on increasing sales of construction materials to third parties. The Company owns mineral leases on a number of aggregate resources in Nevada, Arizona, Utah and New Mexico and will consider expansion into other western states. The Company intends to further develop and strengthen its market position as a commercial supplier and producer of aggregates and related materials such as ready mix concrete and asphalt. As a commercial supplier of construction materials, the Company will focus on sales to unrelated third parties engaged in residential and commercial construction, as well as public infrastructure. By controlling aggregate resources, the Company seeks to enhance its competitiveness on new contract work that it performs and may generate additional revenue with improved profit margins on materials sold to third parties.

      (iii) Seek to acquire other businesses. The Company may acquire other businesses that provide subcontracting services used by the Company in its projects, complement the Company's existing construction expertise or offer construction services similar to the Company in geographic locations not currently served by the Company. For certain projects, the Company may join with one or more companies to combine expertise, financial strength, and/or bonding capacity. Through joint ventures, the Company may elect to pursue projects, which might otherwise exceed its staffing or bonding resources, including design-build type projects within the Company's existing market. The Company may expand or strengthen its construction materials operations by acquiring additional mineral leases on strategic aggregate reserves or acquire other similar businesses.

Market Overview

     According to recent economic forecasts, the total construction market for 2001 is expected to decline only slightly from the robust levels experienced over most of the past decade. While this decline in the total construction market will likely have some affect on the Company, it is believed that it will be minimal due to the fact that public works represent the primary source of the Company's revenue. The Transportation Equity Act for the 21st Century ("TEA 21"), enacted in 1998, and the annual appropriation levels authorized under this legislation give some assurance of continued federal funding through 2003 for transportation infrastructure. Funding from TEA 21, approximately 40% more than previous funding levels from 1993 to 1997, has been slow to materialize in the form of increased construction contracts but it is almost universally believed that the delays in actual construction funding have been primarily due to environmental, planning and design bottlenecks. The anticipated flow in 2001 of federal funds from TEA-21 combined with the existing high volume of infrastructure work in the healthy construction economy of the Company's four-state market leads the Company to concur with most construction forecasts that infrastructure construction (primarily highways, bridges, overpasses, tunnels, airport runways and taxiways and other transportation and heavy civil projects) in the western United States will increase slightly, by from 2% to 6%, over 2000 levels.

     For the fifth consecutive year, growth in the Company's four-state market has outperformed other areas of the country. The states of Arizona, Nevada and Utah remain among the leaders in key growth statistics such as population growth and employment gains. According to the 2000 Census published by the U.S. Department of Commerce and the U.S. Census Bureau, the top five states in terms of percentage growth from 1990 to 2000 were: Nevada (+66.3%), Arizona (+40.0%), Colorado (+30.6%), Utah (+29.6%) and Idaho (+28.5%). Fails Management Institute ("FMI"), a leading construction consulting firm, released a ranking of U.S. metropolitan areas in terms of construction growth. For actual dollar growth, Phoenix-Mesa, AZ was ranked first with an expected increase of 26.2% from 2000 to 2001. Tucson, AZ was ranked eighth with an expected increase of 32.3%. Freeway construction programs, funded by sales tax measures, continue to create opportunities for the Company in Phoenix and Las Vegas.

     The Company's construction materials operations are impacted to a greater degree by the conditions of the residential and commercial sectors of the construction economy. Residential and commercial construction activity in 2001 in Las Vegas, Nevada and Phoenix, Arizona is expected to be less than 2000 levels. Since the primary customers of RMI, the Company's wholly-owned ready mix concrete subsidiary, are residential and commercial builders and subcontractors, the Company may be faced with increased competition from other local suppliers of ready mix concrete, which could, in turn, force materials prices down.

Operations

     In addition to the construction of highways, bridges, overpasses and airport runways, the Company constructs other heavy civil projects. From its Phoenix, Arizona corporate office and area offices in Phoenix, Arizona, Moapa, Nevada, Springville, Utah and Alamogordo, New Mexico, the Company markets (primarily by responding to solicitations for competitive bids) and manages all of its projects. Project management is also located on-site to provide direct supervision for operations.

     In addition to profitability, the Company considers a number of factors when determining whether to bid on a project, including the location of the project, likely competitors and the Company's current and projected workloads. The Company uses a computer-based project estimating system which reflects its bidding and construction experience and performs detailed quantity take-offs from bidding documents, which the Company believes helps identify a project's risks and opportunities. The Company develops comprehensive estimates with each project divided into phases and line items for which separate labor, equipment, material, subcontractor and overhead cost estimates are compiled. Once a project begins, the estimate provides the Company with a budget against which ongoing project costs are measured. There can be no assurance that every project will attain its budgeted costs. A number of factors can affect a project's profitability including weather, availability of a quality workforce and actual productivity rates. Each month the project manager updates the project's projected performance at completion by using actual costs-to-date and re-forecasted costs-to-complete for the balance of the work remaining. Regular review of these estimated costs-at-completion reports allow project, area and corporate management to be as responsive as possible to cost overruns or other problems that may affect profitability.

      The Company owns some of the equipment used in its business lines, including cranes, backhoes, scrapers, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment. The net book value of the Company's equipment at December 31, 2000 was approximately $17.2 million. During 2000, the Company acquired approximately $5.7 million of equipment, related primarily to the construction material processing plants and additional equipment needed for its construction workload. The Company leases a significant portion of its equipment and attempts to keep the equipment as fully utilized as possible. Equipment may be rented on a short-term basis to subcontractors.

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

      Raw materials (primarily concrete, aggregate and steel) used in the Company's operations are available from a number of sources. There are a sufficient number of materials suppliers within the Company's market area to assure the Company of adequate competitive bids for supplying such raw materials. Generally, the Company will obtain several bids from competing concrete, asphalt or aggregate suppliers whose reserves of such materials will normally extend beyond the expected completion date of the project. Costs for raw materials vary depending upon project duration, construction season, and other factors; but, generally, prices quoted to the Company for raw materials are fixed for the project's duration.

      The Company initiated its commercial construction materials operations in the first quarter 1997 with the start-up of RMI. RMI currently operates four ready mix concrete batch plants - two in the Las Vegas, NV area and two in the Phoenix, AZ area and a total of 93 ready mix trucks. Most of RMI's internal sand and gravel requirements in the Las Vegas market are manufactured from its rock quarry in Moapa, Nevada. Production capacity at the Moapa quarry was increased substantially during 1999 with further refinements added in 2000. A fulltime sales staff promotes sales of ready mix concrete, rock and sand products and landscape rock.

      Through mineral leases, the Company also controls pits or quarries in Nephi, UT, Ruidoso, NM, Alamogordo, NM, Chino Valley, AZ and Prescott Valley, AZ. These locations operate under Meadow Valley Contractors, Inc. subsidiary since most of the products are used on MVCI projects. From these locations, MVCI manufactures and sells rock and sand products, and from time to time asphalt or concrete from portable plants, to its own projects or to third parties. During 2000, the Company initiated and/or expanded its production capabilities at its Prescott Valley, AZ quarry, the Chino Valley, AZ pit and the Nephi, UT pit. The Company applied for and was granted a mining exemption from Yavapai County applicable to all 320 acres of the Prescott Valley mineral lease, which is currently being appealed by local residents. The mining exemption allows the Company to operate, at that location, both a ready mix concrete batch plant and a hot mix asphalt plant in conjunction with the mining and processing of the sand and rock. Ultimately, it remains the Company's intent to generate approximately one-third of its revenue from commercial material sales through RMI and MVCI.

Projects and Customers

      The Company specializes in public sector construction projects and its principal customers are the state departments of transportation in Nevada, Arizona, Utah and New Mexico and bureaus and departments of municipal and county governments in those states. For the year ended December 31, 2000, revenue generated from six projects in Nevada, Arizona and Utah represented 47% of the Company's revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which the Company operates, could have an adverse effect on its future results of operations. For the years ended December 31, 1998, 1999 and 2000, the Company recognized a significant portion of its consolidated revenue from three customers (shown as an approximate percentage of consolidated revenue):

                                                   For the Years Ended December 31,
                                                  ----------------------------------
                                                   1998           1999         2000
                                                  ------         ------       ------
       Arizona Department of Transportation        29.9%           26.2%        17.5%
       Clark County General Services               12.5%           28.7%        16.3%
       Nevada Department of Transportation         24.3%           17.2%        23.0%

Backlog

      The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $75 million at December 31, 2000, compared to approximately $104 million at December 31, 1999. At December 31, 2000, the Company's backlog included approximately $70 million of work that is scheduled for completion during 2001. Accordingly, revenue in the future will be significantly reduced if the Company is unable to obtain substantial new projects in 2001. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. The Company believes that its backlog figures are firm, subject to provisions contained in its contracts, which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. The Company has not been materially adversely affected by contract cancellations or modifications in the past. Revenue is impacted in any one period by the backlog at the beginning of the period. The Company's backlog depends upon the Company's success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of the Company's backlog and other internal and external factors. A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year.

Competition

      The Company believes that the primary competitive factors as a prime contractor in the heavy construction industry are price, reputation for quality work, financial strength, knowledge of local market conditions and estimating abilities. The Company believes that it competes favorably with respect to each of the foregoing factors. Most of the Company's projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. Because the Company's bids are often determined by the cost to it of subcontractor services and materials, the Company believes it is often able to lower its overall construction bids due to its prompt payments to, consistent workloads for, and good relationships with its subcontractors and suppliers. The Company competes with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) projects. When bidding on larger infrastructure projects, the Company also competes with larger, well capitalized regional and national contractors (including Granite Construction Incorporated, Peter Kiewit Sons', Inc., Sundt Corp. and Washington Construction Group among others), many of whom have larger net worth, higher bonding capacity and more construction personnel than the Company. Due to currently favorable market conditions in Nevada, Arizona, Utah and New Mexico, which have resulted in an increase in heavy construction projects in these states, additional competition may be expected. Such additional competition could reduce the Company's profit margins on certain projects. In the event of a decrease of work available in the private construction market, it is foreseeable that contractors may exit the private market and enter the public market segment resulting in increased competition.

      The Company has received single project bond approval up to $110 million and has had an aggregate program bond capacity of over $300 million. The Company believes its bonding capacity remains sufficient to sustain anticipated growth. Larger competitors typically have practically unlimited bonding capacity and, therefore, are able to bid on more work than the Company. Except for bonding capacity, the Company does not believe it is at a competitive disadvantage in relation to its larger competitors. With respect to its smaller competitors, the Company believes that its larger bonding capacity, long relationships with subcontractors and suppliers and the perceived stability of having been in business since 1980 may be competitive advantages.

      Often, the Company faces the same competitors for sales of construction materials as it does for its contracting work. It is common for prime contractors in the heavy highway construction industry to develop some degree of vertical integration into construction materials. Companies such as Granite Construction, Kiewit, Oldcastle and LaFarge, among others, provide contracting services and produce construction materials. The quality of the product and the customer service are often just as important, if not more so, than price in successfully marketing construction materials. Vertical integration into construction materials may occasionally allow the Company to be more competitive in its bidding for construction contracts. However, the Company's marketing strategy is to make third party sales a top priority. To accomplish this, the Company recognizes it must provide quality products and service to its construction materials customers.

The Contract Process

      The Company's projects are obtained primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. The Company submits bids after a detailed review of the project specifications, an internal review of the Company's capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. The Company owns, leases, or is readily able to rent, any equipment necessary to complete the projects upon which it bids. After computing estimated costs of the project to be bid, the Company adds its desired profit margin before submitting its bid. The Company believes that success in the competitive bidding process involves
(i) being selective on projects bid upon in order to conserve resources, (ii) identifying projects which require the Company's specific expertise, (iii) becoming familiar with all aspects of the project to avoid costly bidding errors and (iv) analyzing the local market to determine the availability and cost of labor and the degree of competition. Since 1987, the Company has been awarded contracts for approximately 20% of the projects upon which it has bid. A substantial portion of the Company's revenue is derived from projects that involve "fixed unit price" contracts under which the Company is committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete, or linear feet of pipe). The unit price is determined by a number of factors including haul distance between the construction site and the warehouses or supply facilities of local material suppliers and to or from disposal sites, site characteristics and the type of equipment to be used. While the fixed unit price contract generally shifts the risk of estimating the quantity of units for a particular project to the customer, any increase in the Company's unit cost over its unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by the Company.

      Most public sector contracts provide for termination of the contract at the election of the customer. In such event the Company is generally entitled to receive a small cancellation fee in addition to reimbursement for all costs it incurred on the project. Many of the Company's contracts are subject to completion requirements with liquidated damages assessed against the Company if schedules are not met. These provisions in the past have not materially adversely affected the Company.

      The contractor is also obligated to perform work as directed to do so by the owner. If the contractor believes the directives to be outside the scope of the original bid documents, or if the physical conditions as found on the project are different than provided in the bid documents, or for any variety of reasons the contractor believes the directive to perform the work creates costs that could not reasonably be ascertained from the bid documents, the contract permits the contractor to make a claim for equitable adjustment to the contract price. Such equitable adjustment requests are often called contract claims. The process for resolving claims may vary from one contract to another, but in general there is a process to attempt resolution at the project supervisory level or with higher levels of management within the organizations of the contractor and the owner. Depending upon the terms of the contract, claim resolution may employ a variety of resolution methods including mediation, arbitration, binding arbitration, litigation or other methods. Regardless of the process, it is typical that when a potential claim arises on a project, the contractor fulfills the obligation to perform the work and must incur the costs in doing so. The contractor does not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to take months, or, if it entails litigation, years to resolve.

      Contracts often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Pursuant to construction industry practice, the customer may retain a portion of billings, generally not exceeding 10%, until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a loss in connection with any such retention.

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

Insurance and Bonding

      The Company maintains general liability and excess liability insurance covering its owned and leased construction equipment and workers' compensation insurance in amounts it believes are consistent with its risks of loss and in compliance with specific insurance coverage required by its customers as a part of the bidding process. The Company carries liability insurance of $26 million per occurrence, which management believes is adequate for its current operations and consistent with the requirements of projects currently under construction by the Company. The Company carries builders risk insurance on a limited number of projects and dependents upon management's assessment of individual project risk versus the cost of insurance.

      The Company is required to provide a surety bond on most of its projects. The Company's ability to obtain bonding, and the amount of bonding required, is primarily determined by the Company's management experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), the Company's performance history, the number and size of projects under construction and other factors. Surety companies consider such factors in light of the amount of the Company's surety bonds then outstanding and the surety companies' current underwriting standards, which may change from time to time. The larger the project and/or the more projects, in which the Company is engaged, the greater the Company's bonding, net worth and liquid working capital requirements. Bonding requirements vary depending upon the nature of the project to be performed. The Company generally pays a fee to bonding companies based upon the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. The Company has received single project bond approval of up to $110 million and has had an aggregate program bond capacity of over $300 million. The Company believes its bonding capacity is sufficient to sustain anticipated growth.

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

Employees

      On December 31, 2000, the Company employed approximately 112 salaried employees (including its management personnel and executive officers) and approximately 439 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. For the year ended December 31, 2000, the number of hourly employees ranged from approximately 439 to approximately 630 and averaged approximately 585. At December 31, 2000, the Company was party to six project agreements in Arizona with the Arizona State District Council of Carpenters, AFL-CIO that covers approximately 10% of the Company's hourly workforce. At December 31, 2000, the Company believed its relations with its employees are satisfactory.

Item 2.  Properties

      The Company leased the following properties at December 31, 2000:

          (1) 8,300 square feet of executive office space at 4411 South 40th Street, Suites D-8, D-10 and D-11, Phoenix, Arizona, 85040, pursuant to a lease that expires in December 2003, at a monthly rental rate of $8,280 through December 2001, $8,694 from January 2002 through December 2002 and $9,108 from January 2002 through December 2002.
          (2) 2,000 square feet of office space for the Company's ready mix operations, at 3430 E. Flamingo, Suite 100, Las Vegas, Nevada, pursuant to a lease that expires in April 2001, at a monthly rental rate of $3,105.
          (3) 2,260 square feet of office space for the Company's ready mix operations, at 2601 E. Thomas Road, Suite 235, Phoenix, Arizona, 89121, pursuant to a lease that expires August 2003, at a average monthly rental rate of $3,074.
          (4) 2,000 square feet of office space at 1501 Highway 168, Moapa, Nevada, 89025, on a month-to-month basis, at a rental rate of $840 per month, from a related party of the Company. The Company believes that its Moapa rental rate is fair, reasonable and consistent with rates charges by unaffiliated third parties in the same market area.

      The Company owns approximately five acres of land at 109 W. Delhi, North Las Vegas, Nevada 89030, which is used for the manufacturing of ready mix concrete.

      The Company owns approximately 24.5 acres of land in Moapa, Nevada, which is currently under contract to be sold.

      The Company has determined that the above properties are sufficient to meet the Company's current needs.

Item 3.  Legal Proceedings

      The Company is a party to legal proceedings in the ordinary course of its business. With the exception of those matters detailed below, the Company believes that the nature of these proceedings (which generally relate to disputes between the Company and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and no other pending proceedings are material to its financial condition.

      The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or
-----------------------------------------------------------
will make claims as described below on the following contracts:

          (1) Five contracts with the New Mexico State Highway and Transportation Department - The approximate total value of claims on these projects is $19,050,000 of which approximately $12,550,000 is on behalf of MVCI and the balance of $6,500,000 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.
          (2) Village of Ruidoso Downs - The approximate total value of claims for additional compensation on this project is $477,000 of which approximately $277,000 is on behalf of subcontractors. This claim amount could increase by approximately $400,000 if the Company is directed to place an additional lift of asphalt on the existing runway. The primary issues concern quality control and acceptance of materials furnished by MVCI and related penalties, errors in sampling and testing, wrongful withholding of payment and associated delay costs and finance charges.
          (3) Clark County, Nevada - The approximate total value of claims on this project is $18,382,196 of which approximately $10,595,559 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

      The above claims combined total approximately $37,909,196. Of that sum, MVCI's portion of the claims total approximately $20,536,637 and the balance of approximately $17,372,559 pertains to prime contractor or subcontractors' claims. Relative to the aforementioned claims, the Company has recorded approximately $5,850,000 in claim revenue to offset costs incurred to-date on the claims. Although the Company believes this represents a reasonably conservative posture, any claims proceeds ultimately awarded to the Company less than $5,850,000 will result in a reduction in income. Conversely, any amount of claims proceeds in excess of $5,850,000 will be an increase in income.

Lawsuits Filed Against Meadow Valley Contractors, Inc.
-----------------------------------------------------

          (1) Innovative Construction Systems, Inc. ("ICS"), District Court, Clark County, NV - ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS' claims have merit and intends to vigorously defend against these claims and will eventually seek to recover the damages ICS has caused the Company through its failure to perform.
          (2) AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV-AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is for approximately $3,000,000. MVCI's countersuit against AnA is for approximately $2,000,000. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.

          (3) The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has been listed on the Nasdaq National Market since October 1995 and is traded under the symbol "MVCO". The following table represents the high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

                                   1999                     2000
                           ------------------        -----------------
                             High       Low            High      Low
First Quarter                5 7/16     4              4         3 1/2
Second Quarter               4 3/4      4              4 1/62    3 1/8
Third Quarter                4 9/16     3 15/16        3 7/16    2 1/8
Fourth Quarter               4 3/8      3 3/8          3 1/8     2 9/23


Holder of Record

     As of February 22, 2001, there were 501 record and beneficial owners of the Company's Common Stock.

Item 6.     Selected Financial Data

                                                                        Years Ended December 31,
                                             -------------------------------------------------------------------------------
                                                  1996            1997            1998            1999            2000
                                             --------------- --------------- --------------- --------------- ---------------
Statement of Operations Data:

Revenue                                       $ 133,723,645   $ 146,273,286   $ 187,036,077   $ 210,002,272   $ 163,573,258
Gross Profit                                      2,810,585       7,861,972       9,444,231       9,931,446       4,638,155
Income (loss) from operations                      (255,072)      3,172,430       3,084,983       3,260,411      (2,139,685)
Interest Expense                                    611,828         624,048         435,358         209,872         250,996
Income (loss) from continuing operations
   before income taxes                              (30,410)      3,235,458       3,592,019       3,930,586      (1,859,447)
Net income (loss) from continuing operations        (37,531)      2,072,567       2,169,579       2,340,106      (1,574,586)
Discontinued Operations:
   Loss from discontinued operations (1)            (47,697)       (860,952)       (635,246)              -               -
   Estimated loss on disposal of net assets
      of discontinued operations (2)                      -               -      (1,950,000)              -               -
Net income (loss)                                   (85,228)      1,211,615        (415,667)      2,340,106      (1,574,586)
Basic net income (loss) per common share:
   Income (loss) from continuing operations   $       (0.01)  $        0.58   $        0.60   $        0.67   $       (0.44)
   Loss from discontinued operations                  (0.01)          (0.24)          (0.18)              -               -
   Estimated loss on disposal of net assets
      of discontinued operations                          -               -           (0.54)              -               -
Basic net income (loss) per common share      $       (0.02)  $         .34   $       (0.12)  $        0.67   $       (0.44)
Diluted net income (loss) per common share:
   Income (loss) from continuing operations   $       (0.01)  $         .57   $        0.60   $        0.66   $       (0.44)
   Loss from discontinued operations                  (0.01)          (0.24)          (0.17)              -               -
   Estimated loss on disposal of net assets
      of discontinued operations                          -               -           (0.54)              -               -
Diluted net income (loss) per common share    $       (0.02)  $        0.33   $       (0.11)  $        0.66   $       (0.44)
Basic weighted average common shares
   outstanding                                    3,601,250       3,601,250       3,601,250       3,518,510       3,549,458
Diluted weighted average common shares
   outstanding                                    3,601,250       3,651,360       3,644,651       3,529,705       3,549,458
Financial Position Data:
Working capital                               $   8,689,123   $   5,152,550   $   5,760,414   $   6,167,161   $   5,900,087
Total assets                                     42,171,030      47,737,762      49,297,063      58,425,361      55,386,030
Long-term debt                                    4,631,377       5,847,659       5,977,643       7,121,634      11,278,148
Stockholders' equity                             11,676,769      12,888,384      12,472,717      14,812,823      13,238,237

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

      At the beginning of last year, we embarked upon an expansion plan that was designed to significantly increase the revenue from our construction materials operations compared to 1999. While revenue from this business increased 33% for 2000, and represented 12% of our total revenue for the year, this was below our expectations. This was primarily because of start-up issues in several of our new locations in Arizona and Nevada, including permitting delays and adverse weather conditions. We still were able to accomplish a great deal that we expect to contribute to improved results in the future. During 2000, we brought into operation our ready mix concrete batch plant in Henderson, Nevada, which gives the Company two operating plants and a fleet of 57 ready mix trucks in the Las Vegas area. We also finalized our property lease and aggregate supply agreements and erected two ready mix concrete plants in the Phoenix, Arizona area and we are currently running 36 ready mix trucks out of the two Phoenix locations. We also successfully completed the installation of our crushing and screening operations in a quarry at Prescott Valley, Arizona and an aggregate pit in Chino Valley, Arizona. In addition, we completed the pit improvements and installation of our crushing, screening and wash plant in our aggregate pit in Nephi, Utah. As a result of these major accomplishments in 2000, we expect revenue from our construction materials operations to approximately double in 2001. Longer term, it remains our objective to generate approximately one third of our total revenue from sales of construction materials and two-thirds from heavy construction contracts.

      We expected our heavy construction operations to earn substantial profits for 2000 during the start-up phase of the construction materials expansion program. Our construction operations in Nevada, Arizona and Utah met our profit plan for the year. Results in our Nevada area operations were particularly outstanding. However, our New Mexico operations reported a net loss of $4.2 million, offsetting the profits earned elsewhere.

      In 1997, Meadow Valley was the low bidder and was awarded contracts by the New Mexico State Highway and Transportation Department ("NMSHTD") on several projects in the Ruidoso and Alamogordo areas that totaled in excess of $50 million. The technical difficulties and issues we encountered on these projects were similar to those routinely encountered on other highway construction projects in other states. But the difference in New Mexico was the magnitude of the deficiencies and the ambivalence of the NMSHTD in solving the problems actually caused by factors completely within their control (accuracy of plan documents and design, advance location and relocation of utilities, site conditions and related geotechnical information, right-of-way issues, resultant delays, numerous changes and weather impacts resulting from the delays, etc.). The problems stem from NMSHTD's inability or unwillingness to accept responsibility for the cost and time impacts that resulted from NMSHTD's acts and omissions, defective design documents and numerous modifications to our contracts.

      We are proud of the Company's long history of working with project owners to resolve construction related problems or contract disputes and have earned numerous awards for our cooperative and problem-solving nature. Our success in every other state speaks volumes. What has occurred in New Mexico is not characteristic of our Company but more reflective of the competence and atmosphere in New Mexico. Under the terms of our contracts with the NMSHTD, when we incur costs that we believe are compensable, our only recourse is to notify the NMSHTD of our intent to submit a claim to recover such costs. As a prime contractor or a subcontractor, we have submitted a number of claims for compensable costs to the NMSHTD that to-date approximate $19 million. Of that amount, approximately $12.5 million pertains solely to Meadow Valley. To-date we have booked slightly more than $4.6 million of anticipated claim revenue (out of the $12.5 million) to offset a portion of those costs. The $4.6 million represents a conservative approach to the accounting of these claims at this time and is not reflective of the merits of the individual claims. We are aggressively pursuing our claims against the NMSHTD, although we cannot estimate when or how claims may be resolved. If the claims are rejected, the Company could experience an adverse financial impact.

      The Company's backlog at December 31, 2000 was approximately $75 million compared to a backlog of approximately $104 million at December 31, 1999. Reported backlog consists of anticipated revenue from the uncompleted portions of awarded projects. As of December 31, 2000, the Company was the apparent low bidder on approximately $11 million of additional work that was pending award in January 2001.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

                                                                  Years Ended December 31,
                                                         -----------------------------------------
                                                            1998            1999            2000
                                                         ----------       ---------       --------
      Revenue                                              100.00%         100.00%         100.00%
      Cost of revenue                                       94.95           95.27           97.16
      Gross profit                                           5.05            4.73            2.84
      General and administrative expenses                    3.40            3.18            4.14
      Income (loss) from operations                          1.65            1.55           (1.30)
      Interest income                                        0.46            0.32             .40
      Interest expense                                       (.23)           (.10)           (.15)
      Other income (expense)                                 0.05            0.10            (.07)
      Net income (loss) from continuing operations           1.16            1.11            (.96)
      Loss from discontinued operations                      (.34)            0               0
      Estimated loss on disposal of net assets
         of discontinued operations                         (1.04)            0               0
      Net income (loss)                                      (.22)           1.11            (.96)

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

      Revenue and Backlog. Revenue decreased 22.1% to $163.5 million for the year ended December 31, 2000 from $210.0 million for the year ended December 31, 1999. The decrease was the result of a $51.0 million decrease in contract revenue offset by a $4.6 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased to $75.0 million at December 31, 2000 compared to $104.0 million at December 31, 1999. Revenue is impacted in any one period by the backlog at the beginning of the period. Year end backlog does not include $11 million in apparent low bids pending award in January 2001.

      Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 4.73% for 1999 to 2.84% for 2000. The decrease in gross profit margin was the result of costs related to claims and cost overruns on certain projects, offset, in part, by increased profit recognition related to several projects nearing completion at December 31, 2000 and by recording, in advance of receipt, conservative estimates of revenue from claims. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

      General and Administrative Expenses. General and administrative expenses increased to $6.78 million for 2000 from $6.67 million for 1999. The increase resulted primarily from a $1 million increase in general and administrative expenses attributable to expanding construction material operations offset, in part, by a $.9 million reduction of general and administrative expenses related to heavy construction and home office of which various employee incentive plans amounted to approximately $.8 million.

      Interest Income and Expense. Interest income for 2000 decreased to $.6 million from $.7 million for 1999 resulting primarily from a decrease in invested cash reserves. Interest expense increased for 2000 to $.3 million from $.2 million for 1999, due primarily to the Company borrowing on the line of credit.

      Net Income (loss) from Continuing Operations After Income Taxes. Net income (loss) from continuing operations after income taxes was $(1.6) million for 2000 as compared to $2.3 million for 1999. The decrease resulted from lower revenues along with decreased gross profit margins.

      Discontinued Operations. In June 1998, due to continuing operating losses, the Company decided to dispose of its wholly owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1.95 million charge (net of income tax benefit of $1.3 million), related to the disposal of assets for the Prestressed Products business, which included a provision of $1.35 million for estimated operating losses during the phase-out period. During the year ended December 31, 1999, $.6 million of the expected losses was incurred (net of income tax benefit of $.4 million).

      Net Income (loss). Net income (loss), after discontinued operations, for 1999 was $2.3 million as compared to $(1.6) million for 2000.

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

      General and Administrative Expenses. General and administrative expenses increased from $6.4 million for 1998 to $6.7 million for 1999. The increase resulted, in part, from costs related to various employee incentive plans amounting to $.2 million, $.04 million in costs related to the education and training of corporate and area personnel, $.07 million in costs related to legal and accounting and a variety of other costs related to the administration of the corporate and area offices.

      Interest Income and Expense. Interest income for 1999 decreased to $.7 million from $.9 million for 1998 resulting primarily from a decrease in invested cash reserves. Interest expense decreased for 1999 to $.2 million from $.4 million for 1998 due primarily to a $1.0 million reduction in related party debt during January 1999.

      Net Income from Continuing Operations After Income Taxes. Net income from continuing operations after income taxes was $2.3 million for 1999 as compared to $2.2 million for 1998. The increase resulted from higher revenues offset by increased general and administrative expenses and decreased gross profit margins, as well as lower interest income and lower interest expense.

      Discontinued Operations. In June 1998, due to continuing operating losses, the Company decided to dispose of its wholly owned subsidiary Prestressed Products Incorporated. Accordingly, the Company has reclassified the operations of Prestressed Products Incorporated as discontinued operations in the accompanying financial statements. In June 1998, the Company accrued a $1.95 million charge (net of income tax benefit of $1.3 million), related to the disposal of assets for the Prestressed Products business, which included a provision of $1.35 million for estimated operating losses during the phase-out period. During the years ended December 31, 1998 and 1999, $1.1 million and $.6 million of the expected losses were incurred (net of income tax benefit of $.8 million and $.4 million).

      Net Income (loss). Net income (loss), after discontinued operations, for 1999 was $2.3 million as compared to $(.4) million for 1998.

Liquidity and Capital Resources

      The Company's primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the other construction and construction related businesses previously discussed. Historically, the Company's primary source of cash has been from operations. The Company's expansion into construction materials has required capital to finance expanded receivables, increased inventories and capital expenditures as well as to address fluctuations in the work-in-progress billing cycle.

      The following table sets forth, for the periods presented, certain items from the Statements of Cash Flows of the Company.

                                                                     For the Years Ended December 31,
                                                               ----------------------------------------------
                                                                   1998             1999             2000
                                                               ------------     ------------     ------------
          Cash Provided By (Used in) Operating Activities      $10,889,235      $(2,248,335)     $(3,749,390)
          Cash Provided By (Used in) Investing Activities          331,646          681,483         (945,193)
          Cash Provided By (Used in) Financing activities       (3,043,020)      (3,248,684)         339,692

      Although the Company may experience increased profitability as the Company expands its operations, particularly its aggregate, ready mix concrete and asphalt production, cash may be used to finance receivables, build inventories and for customer cash retention required under contracts subject to completion. It is not unusual for cash flows from construction projects nearing the final stages of completion to have negative cash flows. The recent completion of several large projects combined with claim-related costs expended on projects and the start-up costs of the business expansion have resulted in a significant decline in the Company's cash reserves. Accordingly, during the year ended December 31, 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow $7,000,000 at Chase Manhattan Bank's prime, plus 0.25% through December 31, 2001. The line of credit is secured by all of the Company's assets. Under the line of credit, the Company is required to maintain a certain level of tangible net worth. At December 31, 2000, the Company is in compliance with all covenants under the line of credit. The line of credit expires December 31, 2001 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2005. The Company believes the line of credit, together with the Company's historical ability to acquire new work may be sufficient to meet the Company's cash requirements for the next twelve months. As of December 31, 2000, the Company had withdrawn $3,037,848 from the line of credit. As of March 26, 2001, the Company had withdrawn an additional $2,004,126 from the line of credit.

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

      Cash used in operating activities during 2000 amounted to $3.7 million, primarily the result of an decrease in net billings in excess of costs of $3.4 million, an decrease in accounts payable of $3.2 million, an increase in inventory of $1.6 million, an decrease in accrued liabilities of $1.1 million, net loss of $1.6 million, an increase in income tax receivable of $.8 million, offset in part by an decrease in accounts receivable of $5.0 million, an decrease in prepaid expenses and other of $.6 million and depreciation and amortization of $2.5 million.

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

      Cash used by investing activities during 2000 amounted to $.9 million related primarily to the purchase of property and equipment of $1.6 million, offset by proceeds from the sale of property and equipment in the amount of $.3 million and an decrease in restricted cash of $.3 million.

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

      Cash provided by financing activities during 2000 amount to $.3 million related primarily to the proceeds received from a note payable of $6.0 million, offset by the repayment of notes payable and lease obligations in the amount of $5.7 million.

Impact of Inflation

      The Company believes that inflation has not had a material impact on its operations. However, substantial increases in labor costs, worker compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS No. 137 and FAS No. 138. FAS 133 requires the Company to record all derivatives on the balance sheet at fair value commencing with the first quarter of 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. Based on our current analysis, FAS 133 will not have a material impact on the consolidated financial statements of the Company.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on our current analysis of SAB No. 101, management does not believe it will have a material impact on the financial results of the Company.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN 44 has not had a material adverse affect on the current and historical consolidated financial statements.

Known and Anticipated Future Trends and Contingencies

      Subject to the Company's profitability and increases in retained earnings, it is anticipated that its bonding limits will increase proportionately, thereby allowing the Company to bid on and perform more and larger projects.

      The Company believes that government at all levels will continue to be the primary source of funding for infrastructure work. The national transportation legislation, TEA-21, establishes a total budget authority of $215 billion over the six-year period 1998-2003. TEA-21 ensures that tax revenue deposited into the Highway Trust Fund will be spent on transportation improvements by guaranteeing $165 billion for highways and $35 billion for transit and by further stipulating that appropriators can spend trust fund dollars only on transportation. Annual spending authorizations under TEA-21 have been consistent anticipated levels, however, since the beginning of TEA-21, the amount of funds actually reaching the construction phase has been slowed by bureaucratic, design and environmental bottlenecks. It is expected that the flow of TEA-21 funds will be seen more noticeably beginning in 2001. See "Market Overview".

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

      In light of the rising needs for infrastructure work throughout the nation and the tendency of the current needs to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought. Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards. There is also trend toward local and state legislation regulating growth and urban sprawl. The passage of such legislation and the degree of growth limits imposed by it could dramatically affect the nature of the Company's markets.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

      Interest Rate Risk - From time to time the Company temporarily invests its excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company's management monitors risk exposure to monies invested in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

      The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2000. Assuming a 100 basis point increase in the prime interest rate at December 31, 2000 the potential increase in the fair value of the Company's debt obligations would have been approximately $60,835 at December 31, 2000. See note 8 and 9 in the accompanying consolidated financial statement.

Item 8.   Financial Statements and Supplementary Data

      The Company's Consolidated Financial Statements are indexed on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

      Information on directors and executive officers of the Company will be included under the caption "Directors and Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2000, which is hereby incorporated by reference. The untimely passing of the Company's Chief Operating Officer and Director, Paul R. Lewis saddened the Company and many of our clients and associates. Mr. Lewis passed away on February 19, 2001. Accordingly, the Company will be reorganizing its management structure.

Item 11.  Executive Compensation

      Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2000, which is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 2000, which is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

      Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Certain Relationships and Related Transactions" and "Information Regarding Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2000, which is hereby incorporated by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)   Financial Statements
              See Item 8 of Part II hereof.

     (a)(2)   Financial Statement Schedules
              The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for the years ended December 31, 1998, 1999 and 2000.

     (b)      Reports on Form 8-K
              There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

     (c)      Exhibits

      Exhibit
        No.                                     Title
      -------     --------------------------------------------------------------

        1.01      Form of Underwriting Agreement with Spelman & Co., Inc (1)
        1.02      Form of Selected Dealer Agreement (1)
        1.03      Form of Representatives' Warrant (1)
        1.04      Consulting Agreement with the Representative (1)
        1.05      Form of Amended Underwriting Agreement (Spelman & Co., Inc.)
                  (1)
        1.06      Form of Amended Representatives' Warrant (Spelman & Co., Inc.)
                  (1)
        1.07      Form of Underwriting Agreement (H D Brous & Co., Inc.) (1)
        1.08      Form of Selected Dealer Agreement (H D Brous & Co., Inc.) (1)
        1.09      Form of Representatives' Unit Warrant ( H D Brous & Co., Inc.)
                  (1)
        1.10      Warrant Agreement (1)
        1.11      Agreement Among Underwriters (1)
        1.12 Form of Underwriting Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
        1.13 Form of Agreement Among Underwriters (H D Brous & Co., Inc. and Neidiger/Tucker/ Bruner, Inc.) (1)
        1.14 Form of Selected Dealer Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
        1.15 Form of Representatives' Warrant Agreement, including Form of Representatives' Warrant (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
        3.01 Articles of Incorporation and Amendments thereto of the Registrant (1)
        3.02      Bylaws of the Registrant (1)
        3.03      Bylaws of the Registrant Effective October 20, 1995 (1)
        5.01 Opinion of Gary A. Agron, regarding legality of the Common Stock (includes Consent) (1)
        5.02 Opinion of Gary A. Agron, regarding legality of the Units, Common Stock and Warrants (1)
       10.01      Incentive Stock Option Plan (1)
       10.02      Office lease of the Registrant (1)
       10.03      Office lease of the Registrant (1)
       10.04 Contract between the State of Arizona and the Registrant dated October 22, 1993 (1)
       10.05 Surety Bond between the Registant and St. Paul Fire & Marine Insurance Company (1)
       10.06 Surety Bond between the Registrant and United States Fidelity and Guaranty Company (1)
       10.07 Contract between Clark County, Nevada and the Registrant dated October 6, 1992 (1)
       10.08 Surety Bond between the Registrant and St. Paul Fire and Marine Insurance Company (1)
       10.09 Agreement between Salt Lake City Corporation and the Registrant dated May 5, 1993 (1)

      Exhibit
        No.                                     Title
      -------  -----------------------------------------------------------------

       10.10 Contract between Clark County, Nevada and the Registrant dated July 21, 1993 (1)
       10.11 Contract between Clark County, Nevada and the Registrant dated August 17, 1993 (1)
       10.12   Promissory Note executed by Robert C. Lewis and Richard C. Lewis
               (1)
       10.13   Promissory Note executed by Moapa Developers, Inc. (1)
       10.14   Promissory Note executed by Paul R. Lewis (1)
       10.15 Contract between Clark County, Nevada and the Registrant dated September 7, 1993 (1)
       10.16 Agreement between Salt Lake City Corporation and the Registrant dated February 11, 1994 (1)
       10.17 Contract between Northwest/Cheyenne Joint Venture and the Registrant dated March 16, 1994 (1)
       10.18 Contract between Clark County, Nevada and the Registrant dated April 5, 1994 (1)
       10.19   Statutory Payment Bond dated September 8, 1994 (1)
       10.20   Employment Agreement with Mr. Lewis (1)
       10.21   Employment Agreement with Mr. Black (1)
       10.22   Employment Agreement with Mr. Terril (1)
       10.23   Employment Agreement with Mr. Nelson (1)
       10.24   Employment Agreement with Ms. Danley (1)
       10.25   Employment Agreement with Mr. Jessop (1)
       10.26   Employment Agreement with Mr. Larson (1)
       10.27   Stock Purchase Agreement (1)
       10.28   Form of Lockup Letter (1)
       10.29   Revolving Credit Loan Agreement (1)
       10.30 Contract Award Notification - Arizona Department of Transportation (1)
       10.31   Contract Award Notification - McCarran International Airport (1)
       10.32   Contract Award Notification - City of Henderson (1)
       10.33 Contract between Registrant and Arizona Department of Transportation (1)
       10.34 Contract between Registrant and Arizona Department of Transportation (1)
       10.35   Office Lease of the Registrant (1)
       10.36 Contract between Registrant and Arizona Department of Transportation (2)
       10.37   Contract Award Notification - Clark County (2)
       10.38   Joint Venture Agreement (2)
       10.39   Employment Agreement with Mr. Grasmick (2)
       10.40   Contract between Registrant and Clark County , Nevada (2)
       10.41   Contract between Registrant and Clark County , Nevada (2)
       10.42   Contract between Registrant and Utah Department of Transportation
               (2)
       10.43 Contract between Registrant and Arizona Department of Transportion (2)
       10.44   Promissory Note executed by Nevada State Bank (2)
       10.45   Escrow Settlement Documents and related Promissory Note (2)
       10.46   Conveyor Sales Contract and Security Agreement (2)
       10.47   CAT Financial Installment Sale Contract (2)
       10.48   Second and Third Amendments to Office Lease of Registrant (2)
       10.49   Lease Agreement with US Bancorp (2)
       10.50   Lease Agreement with CIT Group (2)
       10.51   CAT Financial Installment Sale Contract (3)
       10.52   CAT Financial Installment Sale Contract (3)
       10.53   CAT Financial Installment Sale Contract (3)
       10.54   CAT Financial Installment Sale Contract (3)
       10.55   CAT Financial Installment Sale Contract (3)

      Exhibit
        No.                                     Title
      -------    ---------------------------------------------------------------

       10.56     Escrow Settlement Documents (3)
       10.57     Promissory Note executed by General Electric Capital
                 Corporation (3)
       10.58     Promissory Note executed by General Electric Capital
                 Corporation (3)
       10.59     Promissory Note executed by General Electric Capital
                 Corporation (3)
       10.60     Promissory Note executed by General Electric Capital
                 Corporation (3)
       10.61     Promissory Note executed by Nevada State Bank (3)
       10.62     KDC Sales Contract (3)
       10.63     Lease Agreement with CIT (3)
       10.64     Lease Agreement with CIT (3)
       10.65     Contract between Registrant and Utah Department of
                 Transportation (3)
       10.66     Contract between Registrant and Clark County, Nevada (3)
       10.67 Contract between Registrant and New Mexico State Highway and Transportation Department (3)
       10.68     Contract between Registrant and Salt Lake City Corporation (3)
       10.69     Contract between Registrant and Utah Department of
                 Transportation (3)
       10.70 Contract between Registrant and Arizona Department of Transportation (3)
       10.71 Contract between Registrant and Nevada Department of Transportation (3)
       10.72     Employment and Indemnification Agreements with Mr. Nelson (3)
       10.73     Employment and Indemnification Agreements with Mr. Terril (3)
       10.74     Employment and Indemnification Agreements with Mr. Lewis (3)
       10.75     Employment and Indemnification Agreements with Mr. Larson (3)
       10.76     Employment and Indemnification Agreements with Mr. Burnell (3)
       10.77     Lease Agreement with Banc One Leasing Corp. (4)
       10.78     Lease Agreement with Banc One Leasing Corp. (4)
       10.79     Lease Agreement with Banc One Leasing Corp. (4)
       10.80     Lease Agreement with US Bancorp (4)
       10.81     Security Agreement with Associates Commercial Corporation (4)
       10.82     Lease Agreement with Caterpillar Financial Services (4)
       10.83     Contract between Registrant and Clark County, Nevada (4)
       10.84 Contract between Registrant and Arizona Department of Transportation (4)
       10.85 Contract between Registrant and New Mexico State Highway and Transportation Department (4)
       10.86 Contract between Registrant and New Mexico State Highway and Transportation Department (4)
       10.87 Contract between Registrant and New Mexico State Highway and Transportation Department (4)
       10.88 Joint Venture Agreement between Registrant and R.E. Monks Construction Co. (4)
       10.89 Contract between Meadow Valley Contractors, Inc./R.E. Monks Construction Co. (JV) and the Arizona Department of Transportation (4)
       10.90 Contract between the Registrant and Utah Department of Transportation (4)
       10.91     Contract between the Registrant and Clark County, Nevada (4)
       10.92 General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (4)
       10.93     Employment Agreement with Mr. Larson (4)
       10.94     Lease Agreement between the Registrant and Ken Nosker (4)
       10.95     Promissory Note executed by General Electric Capital
                 Corporation (5)
       10.96     Promissory Note executed by General Electric Capital
                 Corporation (5)
       10.97 Promissory Note executed by John Deere Construction Equipment Company (5)
       10.98 Promissory Note executed by John Deere Construction Equipment Company (5)
       10.99 Transfer and Assumption Agreement executed by Associates Leasing, Inc. (5)
      10.100     Lease Agreement with Banc One Leasing Corp. (5)
      10.101     Lease Agreement with Caterpillar Financial Services (5)

     Exhibit
       No.                                     Title
     -------   -----------------------------------------------------------------

     10.102    Lease Agreement with Trinity Capital Corporation (5)
     10.103    Lease Agreement with Banc One Leasing Corp. (5)
     10.104    Wheeler Machinery Co. Installment Sale Contract (5)
     10.105    Wheeler Machinery Co. Installment Sale Contract (5)
     10.106    Bank One, Arizona Restated Revolving Line of Credit Note (5)
     10.107    Promissory Note executed by General Electric Capital Corportion
               (5)
     10.108    Employment Agreement with Mr. Larson (5)
     10.109    Lease Agreement with Banc One Leasing Corp. (5)
     10.110    Master Lease Agreement with Banc One Leasing Corp. (5)
     10.111 Contract between Registrant and Arizona Department of Transportation (5)
     10.112 Contract between Registrant and Arizona Department of Transportation (5)
     10.113    Contract between Registrant and Utah Department of Transportation
               (5)
     10.114 Contract between Registrant and Flood Control District of Maricopa County (5)
     10.115 Contract between Registrant and Johnson and Danley Construction Co., Inc. (5)
     10.116    Master Lease Agreement with The CIT Group/Equipment Financing,
               Inc.
     10.117    Lease Agreement with The CIT Group/Equipment Financing, Inc.
     10.118    Lease Agreement with The CIT Group/Equipment Financing, Inc.
     10.119    Lease Agreement with The CIT Group/Equipment Financing, Inc.
     10.120    Master Lease Agreement with The CIT Group/Equipment Financing,
               Inc.
     10.121    Lease Agreement with The CIT Group/Equipment Financing, Inc.
     10.122    Master Security Agreement with The CIT Group/Equipment Financing,
               Inc.
     10.123    Security Agreement with The CIT Group/Equipment Financing, Inc.
     10.124    Security Agreement with The CIT Group/Equipment Financing, Inc.
     10.125    Security Agreement with The CIT Group/Equipment Financing, Inc.
     10.126    Security Agreement with The CIT Group/Equipment Financing, Inc.
     10.127    Security Agreement with The CIT Group/Equipment Financing, Inc.
     10.128    Master Security Agreement with The CIT Group/Equipment Financing,
               Inc.
     10.129    Security Agreement with The CIT Group/Equipment Financing, Inc.
     10.130    Office lease of the Registrant
     10.131 Transfer and Assumption Agreement with Caterpillar Financial Services Corporation
     10.132 Installment Sale Contract with Caterpillar Financial Services Corporation
     10.133 Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp.
     10.134 Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company
     10.135    Security Agreement with John Deere Construction Equipment Company
     10.136    Master Lease Agreement with The CIT Group/Equipment Financing,
               Inc.
     10.137    Lease Agreement with The CIT Group/Equipment Financing, Inc.
     10.138    Lease Agreement with The CIT Group/Equipment Financing, Inc.
     10.139    Security Agreement with Associates Leasing, Inc.
     10.140    Revolving Loan Agreement with The CIT Group/Equipment Financing,
               Inc.
     10.141    Lease Agreement with Banc One Leasing Corporation
     10.142    Office lease of the Registrant
     10.143    Security Agreement with John Deere Construction Equipment Company
     10.144    Contract between Registrant and Nevada Department of
               Transportation
     10.145    Contract between Registrant and Arizona Department of
               Transportation
     10.146 Joint Venture Agreement between Registrant and R.E. Monks Construction Co., LLC
     10.147    Contract between Registrant and Nevada Department of
               Transportation

     Exhibit
       No.                                      Title
     -------   -----------------------------------------------------------------

      16.01    Letter re: Change in Certifying Accountant (1)
      21.01    Subsidiaries of the Registrant (1)
      23.01    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
      23.02    Consent of Semple & Cooper (Meadow Valley Corporation) (1)
      23.03    Consent of Gary A. Agron, Esq. (See 5.01, above) (1)
      23.04    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
      23.05    Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
      23.06    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
      23.07    Consent of BDO Seidman, LLP (Meadow Valley Corporation ) (1)
      23.08    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
      23.09 Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
      23.10    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
      23.11 Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
      23.12    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
      23.13 Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
      23.14    Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
      23.15 Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)


      (1) Incorporation by reference to the Company's Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995
      (2) Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-K
      (3) Incorporated by reference to the Company's December 31, 1997 Annual Report on Form 10-K
      (4) Incorporated by reference to the Company's December 31, 1998 Annual Report on Form 10-K
      (5) Incorporated by reference to the Company's December 31, 1999 Annual Report on Form 10-K

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEADOW VALLEY CORPORATION

                                     /s/ Bradley E. Larson
                                     ----------------------------------------
                                     Bradley E. Larson
                                     President and Chief Executive Officer
                                     Date: March 29, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson                                       /s/ Earle C. May
----------------------------------------------------        ------------------------------------------------------
Bradley E. Larson                                           Earle C. May
Director, President and Chief Executive Officer             Director
Date: March 29, 2001                                        Date: March 29, 2001


/s/ Kenneth D. Nelson                                       /s/ Alan A. Terril
----------------------------------------------------        ------------------------------------------------------
Kenneth D. Nelson                                           Alan A. Terril
Director, Chief Administrative Officer and                  Director and Vice President - Nevada Operations
Vice President                                              Date: March 29, 2001
Date: March 29, 2001


/s/ Charles E. Cowan                                        /s/ Gary A. Agron
----------------------------------------------------        ------------------------------------------------------
Charles E. Cowan                                            Gary A. Agron
Director                                                    Director
Date: March 29, 2001                                        Date: March 29, 2001


/s/ Charles R. Norton                                       /s/ Nicole R. Smith
----------------------------------------------------        ------------------------------------------------------
Charles R. Norton                                           Nicole R. Smith
Director                                                    Treasurer, Secretary and Principal Accounting Officer
Date: March 29, 2001                                        Date: March 29, 2001

                         INDEX TO FINANCIAL STATEMENTS



Meadow Valley Corporation and Subsidiaries

Report of Independent Certified Public Accountants                                                               F-2

Consolidated Balance Sheets at December 31, 1999 and 2000                                                        F-3

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000                       F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1998, 1999 and 2000                                                                                 F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000                       F-6

Notes to Consolidated Financial Statements                                                                       F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Meadow Valley Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meadow Valley Corporation at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the Unites States of America.


                                     /s/ BDO Seidman, LLP



March 15, 2001

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,        December 31,
                                                                                             1999                2000
                                                                                         ------------        ------------
Assets:
Current Assets:
      Cash and cash equivalents (Notes 1 and 2)                                            $6,177,489          $1,822,598
      Restricted cash (Notes 1, 2 and 16)                                                   2,143,507           1,783,005
      Accounts receivable, net (Notes 1, 3, 10 and 16)                                     19,256,882          14,297,564
      Prepaid expenses and other                                                            1,193,912             749,708
      Inventory (Note 1)                                                                    3,603,517           5,242,148
      Income tax receivable (Notes 1 and 11)                                                        -             774,000
      Costs and estimated earnings in excess of billings on uncompleted
         contracts (Note 4)                                                                 8,858,933           9,828,009
                                                                                          -----------         -----------
          Total Current Assets                                                             41,234,240          34,497,032
Property and equipment, net (Notes 1, 5, 8, 10 and 12)                                     15,077,673          18,111,506
Deferred tax asset (Notes 1 and 11)                                                           129,461             873,441
Refundable deposits                                                                            83,680             176,565
Goodwill, net (Note 1)                                                                      1,580,762           1,500,733
Mineral rights                                                                                255,168             226,753
Net assets of discontinued operations (Note 19)                                               193,838                   -
                                                                                          -----------         -----------
          Total Assets                                                                    $58,554,822         $55,386,030
                                                                                          ===========         ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
      Accounts payable (Notes 6 and 10)                                                   $20,807,792         $17,606,113
      Accrued liabilities (Note 7)                                                          3,387,320           2,289,698
      Notes payable (Note 8)                                                                1,304,092           1,604,399
      Obligations under capital leases (Note 12)                                            1,114,722           1,041,921
      Billings in excess of costs and estimated earnings on uncompleted
         contracts (Note 4)                                                                 8,453,153           6,054,814
                                                                                          -----------         -----------
          Total Current Liabilities                                                        35,067,079          28,596,945
Deferred tax liability (Notes 1 and 11)                                                     1,553,286           2,272,700
Notes payable, less current portion (Notes 8 and 9)                                         2,710,780           7,674,608
Obligations under capital leases, less current portion (Note 12)                            4,410,854           3,603,540
                                                                                          -----------         -----------
          Total Liabilities                                                                43,741,999          42,147,793
                                                                                          -----------         -----------
Commitments and contingencies (Notes 9, 10, 12 and 14)
Stockholders' Equity:
      Preferred stock - $.001 par value; 1,000,000 shares authorized, none
         issued and outstanding (Note 13)                                                           -                   -
      Common stock - $.001 par value; 15,000,000 shares authorized, 3,601,250
         issued and 3,559,938 outstanding (Notes 13 and 17)                                     3,601               3,601
      Additional paid-in capital                                                           10,943,569          10,943,569
      Capital adjustments                                                                    (799,147)           (799,147)
      Retained earnings                                                                     4,664,800           3,090,214
                                                                                          -----------         -----------
          Total Stockholders' Equity                                                       14,812,823          13,238,237
                                                                                          -----------         -----------
          Total Liabilities and Stockholders' Equity                                      $58,554,822         $55,386,030
                                                                                          ===========         ===========

    The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Years Ended December 31,
                                                                   -------------------------------------------------------
                                                                        1998                 1999                 2000
                                                                   -------------        -------------        -------------
Revenue (Notes 10 and 16)                                          $ 187,036,077        $ 210,002,272        $ 163,573,258
Cost of revenue (Note 10)                                            177,591,846          200,070,826          158,935,103
                                                                   -------------        -------------        -------------
Gross Profit                                                           9,444,231            9,931,446            4,638,155
General and administrative expenses (Note 10)                          6,359,248            6,671,035            6,777,840
                                                                   -------------        -------------        -------------
Income (loss) from Operations                                          3,084,983            3,260,411           (2,139,685)
                                                                   -------------        -------------        -------------
Other Income (Expense):
    Interest income                                                      856,191              668,928              646,480
    Interest expense (Note 10)                                          (435,358)            (209,872)            (250,996)
    Other income (expense)                                                86,203              211,119             (115,246)
                                                                   -------------        -------------        -------------
                                                                         507,036              670,175              280,238
                                                                   -------------        -------------        -------------
Income (loss) from continuing operations before
    Income taxes                                                       3,592,019            3,930,586           (1,859,447)
Income tax benefit (expense)                                          (1,422,440)          (1,590,480)             284,861
                                                                   -------------        -------------        -------------
Net income (loss) from continuing operations                           2,169,579            2,340,106           (1,574,586)
Discontinued operations (Note 19):
    Loss from operations of Prestressed Products
       subsidiary, net of income tax benefit of $423,497                (635,246)                   -                    -
    Estimated loss on disposal of net assets of
       Prestressed Products subsidiary (net of income
       tax benefit of $1,300,000), including $1,350,000
       for operating losses during phase-out period                   (1,950,000)                   -                    -
                                                                   -------------        -------------        -------------
Net income (loss) (Note 17)                                        $    (415,667)       $   2,340,106        $  (1,574,586)
                                                                   =============        =============        =============
Basic net income (loss) per common share (Note 18):
    Income (loss) from continuing operations                       $        0.60        $        0.67        $       (0.44)
    Loss from operations of Prestressed Products
       subsidiary                                                          (0.18)                   -                    -
    Estimated loss on disposal of net assets of
       Prestressed Products subsidiary                                     (0.54)                   -                    -
                                                                   -------------        -------------        -------------
Basic net income (loss) per common share                           $       (0.12)       $        0.67        $       (0.44)
                                                                   =============        =============        =============
Diluted net income (loss) per common share (Note 18):
    Income (loss) from continuing operations                       $        0.60        $        0.66        $       (0.44)
    Loss from operations of Prestressed Products
       subsidiary                                                          (0.17)                   -                    -
    Estimated loss on disposal of net assets of
       Prestressed Products subsidiary                                     (0.54)                   -                    -
                                                                   -------------        -------------        -------------
Diluted net income (loss) per common share                         $       (0.11)       $        0.66        $       (0.44)
                                                                   =============        =============        =============
Basic weighted average common shares
   outstanding (Note 18)                                               3,601,250            3,518,510            3,549,458
                                                                   =============        =============        =============
Diluted weighted average common shares
   outstanding (Note 18)                                               3,644,651            3,529,705            3,549,458
                                                                   =============        =============        =============

     The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1998, 1999 and 2000

                                              Common Stock
                                    ---------------------------------
                                       Number of
                                        Shares                              Paid-in           Capital          Retained
                                      Outstanding         Amount            Capital         Adjustment         Earnings
                                    ---------------  ----------------  ----------------  ---------------- -----------------
Balance at January 1, 1998                3,601,250     $       3,601      $ 10,943,569        $ (799,147)       $2,740,361
Net loss                                                                                                           (415,667)
                                    ---------------  ----------------  ----------------  ---------------- -----------------
Balance at December 31, 1998              3,601,250             3,601        10,943,569          (799,147)        2,324,694
Treasury stock held for funding
   employer retirement plan
   contributions                           (100,000)
Net income                                                                                                        2,340,106
                                    ---------------   ---------------   ---------------   ---------------  ----------------
Balance at December 31, 1999              3,501,250             3,601        10,943,569          (799,147)        4,664,800
Net loss                                                                                                         (1,574,586)
                                    ---------------   ---------------   ---------------   ---------------  ----------------
Balance at December 31, 2000              3,501,250     $       3,601      $ 10,943,569        $ (799,147)       $3,090,214
                                    ===============   ===============   ===============   ===============  ================

    The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Years Ended December 31,
                                                                      -------------------------------------------------------
                                                                          1998                 1999                 2000
                                                                      -------------        -------------        -------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
      Cash received from customers                                    $ 200,534,004        $ 198,476,899        $ 164,946,410
      Cash paid to suppliers and employees                             (188,760,555)        (200,249,598)        (169,013,765)
      Interest received                                                     878,517              695,759              643,705
      Interest paid                                                        (488,474)            (235,899)            (250,996)
      Income taxes paid                                                  (1,274,257)            (935,496)             (74,744)
                                                                      -------------        -------------        -------------
          Net cash provided by (used in) operating activities            10,889,235           (2,248,335)          (3,749,390)
                                                                      -------------        -------------        -------------

Cash flows from investing activities:
      Decrease (increase) in restricted cash                             (1,958,917)           1,535,178              360,502
      Collection of note receivable - related party                         257,575                    -                    -
      Collection of note receivable - other                                   2,466              208,807                    -
      Proceeds from sale of property and equipment                          165,182              361,138              320,039
      Purchase of property and equipment                                   (588,784)          (1,399,815)          (1,625,734)
      Purchase of mineral rights                                                  -             (255,168)                   -
      Decrease (increase) in net assets of discontinued
         operations                                                       2,454,124              231,343                    -
                                                                      -------------        -------------        -------------
          Net cash provided by (used in) investing activities               331,646              681,483             (945,193)
                                                                      -------------        -------------        -------------

Cash flows from financing activities:
      Repayment of capital lease obligations                               (645,534)            (882,677)          (1,183,847)
      Proceeds received from notes payable - other                                -                    -            6,055,556
      Repayment of notes payable - other                                   (897,486)          (1,366,007)          (4,532,017)
      Repayment of notes payable - related party                         (1,500,000)          (1,000,000)                   -
                                                                      -------------        -------------        -------------
          Net cash provided by (used in) financing activities            (3,043,020)          (3,248,684)             339,692
                                                                      -------------        -------------        -------------

Net increase (decrease) in cash and cash equivalents                      8,177,861           (4,815,536)          (4,354,891)
Cash and cash equivalents at beginning of year                            2,815,164           10,993,025            6,177,489
                                                                      -------------        -------------        -------------
Cash and cash equivalents at end of year                              $  10,993,025        $   6,177,489        $   1,822,598
                                                                      =============        =============        =============

     The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                    For the Years Ended December 31,
                                                                         -----------------------------------------------------
                                                                            1998                 1999                 2000
                                                                         ----------          -----------         -------------
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income (Loss) to Net Cash Provided by
  (Used in) Operating Activities:
      Net Income (Loss)                                                $   (415,667)        $  2,340,106         $ (1,574,586)
      Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
          Depreciation and amortization                                   1,849,628            2,012,592            2,530,914
          (Gain) loss on sale of property and equipment                     (29,777)              11,886             (106,280)
          Deferred taxes, net                                               377,166              634,098              (24,566)

Changes in Operating Assets and Liabilities:
      Accounts receivable, net                                            8,707,867           (3,822,391)           4,959,318
      Prepaid expenses and other                                           (801,540)             643,386              638,042
      Inventory                                                                   -           (3,603,517)          (1,638,631)
      Income tax receivable                                                (228,983)              20,886             (774,000)
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                62,856           (5,008,314)            (969,076)
      Refundable deposits                                                         -              (26,027)             (92,885)
      Accounts payable                                                   (4,573,921)           7,010,356           (3,201,679)
      Accrued liabilities                                                 1,301,618              321,985           (1,097,622)
      Interest payable                                                      (53,116)             107,461                    -
      Billings in excess of costs and estimated earnings on
        uncompleted contracts                                             4,693,104           (2,890,842)          (2,398,339)
                                                                       ------------         ------------         -------------

Net cash provided by (used in) operating activities                    $ 10,889,235         $ (2,248,335)        $ (3,749,390)
                                                                       ============         ============         ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies and Use of Estimates:

   Nature of the Corporation:
     Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding Company of Meadow Valley Contractors, Inc. ("MVCI") and Ready Mix, Inc. ("RMI"). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. RMI manufactures and distributes ready mix concrete in the Las Vegas and Phoenix metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

   Principles of Consolidation:
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries MVCI and RMI. Intercompany transactions and balances have been eliminated in consolidation.

   Reclassifications:
     Certain balances as of December 31, 1999 and the year then ended have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. These classifications had no effect on previously reported net income or stockholders' equity.

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

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. During the year ended December 31, 2000, revenue from anticipated claim proceeds increased by $2,320,904 to $5,820,904 from $3,500,000 for the year ended December 31, 1999. The estimated total claims that have been filed or will be filed increased by $27,703,985 from $10,205,211 at December 31, 1999 to approximately $37,909,196 at December 31, 2000. The Company's portion of the total claims amount, excluding claims filed by other prime contractors or on behalf of the Company's subcontractors, total approximately $20,536,637.

     The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

   Restricted Cash:
     At December 31, 1999 and 2000 funds in the amount of $2,143,507 and $1,783,005 were held in trust, in lieu of retention, on certain of the Company's construction contracts and will be released to the Company after the contracts are completed.

   Inventory:
     Inventories, which consist primarily of raw materials, are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies and Use of Estimates
     (Continued):

   Accounts Receivable:
     Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress.

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At December 31, 1999 and 2000 the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $97,324 and $399,219. During the years ended December 31, 1998, 1999 and 2000 the Company incurred bad debt expense in the amounts of $59,273, $79,681 and $489,379.

   Property and Equipment:
     Property and equipment are recorded at cost. Depreciation charged to operations during the years ended December 31, 1998, 1999 and 2000 was $1,757,422, $1,932,272 and $2,422,470. Depreciation is provided for on the straight-line method, over the following estimated useful lives. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter.

                    Plants                                6-15 years
                    Computer Equipment                    5-7 years
                    Equipment                             5-10 years
                    Vehicles                              5 years
                    Office furniture and equipment        7 years
                    Improvements                          2-10 years


     At December 31, 1999 and 2000, property and equipment with a net book value of $10,872,442 and $18,111,506 were pledged as collateral for notes payable and capital lease obligations.

   Goodwill:
     Goodwill represents the excess of the costs of acquiring Meadow Valley Contractors, Inc. over the fair value of its net assets and is being amortized on the straight-line method over twenty-five (25) years. Amortization expense charged to operations for each of the years ended December 31, 1998, 1999 and 2000 was $80,029. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, are recognized when expected future operating cash flows derived from goodwill is less than its carrying value.

   Income Taxes:
     The Company accounts for income taxes in accordance with the Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company files consolidated tax returns with MVCI and RMI for federal and state tax reporting purposes.

   Cash Flow Recognition:
     For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.

   Fair Value of Financial Instruments:
     The carrying amounts of financial instruments including cash, restricted cash, costs and estimated earnings in excess of billings on uncompleted contracts, certain current maturities of long-term debt, billings in excess of costs and estimated earnings on uncompleted contracts, accrued liabilities and long-term debt approximate fair value because of their short maturity.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies and Use of Estimates
      (Continued):

   Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:
     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121") establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews the carrying value of its long-lived assets and impairments, if any, are recognized when expected future operating cash flows from long-lived assets is less than its carrying value.

   Stock-Based Compensation:
     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   Earnings per Share:
     Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

   Accounting for Derivative Instruments and Hedging Activities:
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS
No. 137 and FAS No. 138.   FAS 133 requires companies to record all derivatives
on the balance sheet at fair value commencing with the first quarter of 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. Based on our current analysis, FAS 133 will not have a material impact on the consolidated financial statements of the Company.

  Revenue Recognition:
    The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on our current analysis of SAB No. 101, management does not believe it will have a material impact on the financial results of the Company.

  Accounting for Certain Transactions Involving Stock Compensation:
    The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN 44 has not had a material adverse affect on the current and historical consolidated financial statements.

2.   Concentration of Credit Risk:

     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1999 and 2000, the Company has uninsured cash, cash equivalents, and restricted cash in the amounts of $9,682,808 and $5,322,475.

3.   Accounts Receivable:

          Accounts receivable consists of the following:

                                                                    December 31,        December 31,
                                                                       1999                 2000
                                                                    ------------        ------------
              Contracts in progress                                 $ 8,046,857         $ 6,382,925
              Contracts in progress - retention                       7,543,315           4,041,781
              Completed contracts                                         3,000                   -
              Completed contracts - retention                           598,408             121,376
              Other trade receivables                                 3,068,583           4,000,003
              Other receivables                                          94,043             150,698
                                                                    -----------         -----------
                                                                     19,354,206          14,696,783
              Less:  Allowance for doubtful accounts                    (97,324)           (399,219)
                                                                    -----------         -----------
                                                                    $19,256,882         $14,297,564
                                                                    ===========         ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Contracts in Progress:

     Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                       December 31,        December 31,
                                                          1999                2000
                                                      -------------       -------------
         Costs incurred on uncompleted contracts      $ 395,414,292       $ 425,863,961
         Estimated earnings to date                      19,077,844          18,838,396
                                                      -------------       -------------
                                                        414,492,136         444,702,357
         Less: billings to date                        (414,086,356)       (440,929,162)
                                                      -------------       -------------
                                                      $     405,780       $   3,773,195
                                                      =============       =============

     Included in the accompanying balance sheets under the following captions:

                                                       December 31,        December 31,
                                                          1999                2000
                                                      -------------       -------------
         Costs and estimated earnings in excess of
            billings on uncompleted contracts         $   8,858,933       $   9,828,009

         Billings in excess of costs and estimated
            earnings on uncompleted contracts            (8,453,153)         (6,054,814)
                                                      -------------       -------------
                                                      $     405,780       $   3,773,195
                                                      =============       =============

5. Property and Equipment:

     Property and equipment consists of the following:

                                                       December 31,        December 31,
                                                          1999                2000
                                                      -------------       -------------
         Land                                         $     852,243       $     827,639
         Plants                                           6,013,967           9,395,274
         Computer equipment                                 324,710             341,783
         Equipment                                       10,389,473          12,089,702
         Vehicles (Note 12)                               2,449,844           2,068,654
         Office furniture and fixtures                       50,311              62,420
         Improvements                                         8,926             364,766
                                                      -------------       -------------
                                                         20,089,474          25,150,238
         Accumulated depreciation                        (5,011,801)         (7,038,732)
                                                      -------------       -------------
                                                      $  15,077,673       $  18,111,506
                                                      =============       =============

6. Accounts Payable:

     Accounts payable consists of the following:

                                                       December 31,        December 31,
                                                          1999                2000
                                                      -------------       -------------
         Trade                                        $  13,934,908       $  14,069,299
         Retentions                                       6,872,884           3,536,814
                                                      -------------       -------------
                                                      $  20,807,792       $  17,606,113
                                                      =============       =============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued Liabilities:

     Accrued liabilities consists of the following:

                                                                     December 31,         December 31,
                                                                        1999                  2000
                                                                     ------------         ------------
         Compensation                                                $  1,516,610         $    765,497
         Outside services                                                 524,780                    -
         Taxes                                                            534,388              641,464
         Insurance                                                        224,456               77,208
         Other                                                            587,086              805,529
                                                                     ------------         ------------
                                                                     $  3,387,320         $  2,289,698
                                                                     ============         ============

8. Notes Payable:

     Notes payable consists of the following:

                                                                          December 31,         December 31,
                                                                             1999                  2000
                                                                          ------------         ------------
     Notes payable, interest rates ranging from 3.9% to 9% with monthly  payments of $97,671, due dates ranging from
     January 1, 2003 to June 4, 2004, collateralized by equipment          $ 3,616,047          $ 2,397,756

     Notes payable, interest rates ranging from 9.0% to 9.33% with monthly  payments of $9,958, due dates ranging from August
     15, 2003 to December 31, 2004, collateralized by land                     398,825              313,067

     Notes payable, interest rates ranging from 0% to 8.11% with monthly payments of $18,680, due dates ranging from July
     5, 2002 to November 1, 2004, collateralized by equipment                        -              484,677

     Notes payable, variable interest rate currently at 9.5%,
     interest rate based on Chase Manhattan Bank's prime,  with monthly principal  payments of $35,953, due dates ranging from
     July 14, 2005 to October 3, 2009, collateralized by equipment                   -            3,045,659

     Note payable, variable interest rate currently at 9.75%,
     interest rate based on Chase Manhattan  Bank's prime plus
     .25%,  with  interest  only  payments  until January 31, 2002, due December 31, 2005, collaterzlized by all assets of the Company
     (See Note 9)                                                                    -            3,037,848
                                                                          ------------         ------------
                                                                             4,014,872            9,279,007
     Less: current portion                                                  (1,304,092)          (1,604,399)
                                                                          ------------         ------------
                                                                          $  2,710,780         $  7,674,608
                                                                          ============         ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Notes Payable (Continued):

     Following are maturities of long-term debt for each of the next 5 years:

                      2001                               $ 1,604,399
                      2002                                 2,213,118
                      2003                                 1,825,533
                      2004                                 1,360,978
                      2005                                 1,298,071
                      Subsequent to 2005                     976,908
                                                         -----------
                                                         $ 9,279,007
                                                         ===========

9.  Line of Credit:

     In July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2005. The line of credit is collateralized by all of the Company's assets. Under the terms of the line of credit, the Company is required to maintain certain levels of tangible net worth. As of December 31, 2000, the Company was in compliance with all such covenants and had withdrawn $3,037,848 from the line of credit. As of March 26, 2001, the Company had withdrawn an additional $2,004,126 from the line of credit.

10. Related Party Transactions:

     Management believes that the fair value of the following transactions reflect current amounts that the Company could have consummated transactions with other third parties.

    Revenue:
     During the year ended December 31, 2000 the Company provided construction materials to various related parties in the amount of $26,556. Included in accounts receivable at December 31, 2000 are amounts due from related parties, in the amount of $15,132.

    Equipment:
     During the year ended December 31, 1998 the Company purchased equipment used in the construction business from a related party in the amount of $295,000.

    Professional Services:
     During the years ended December 31, 1998, 1999 and 2000, a related party rendered professional services to the Company in the amounts of $10,904, $7,944 and $23,342. During the years ended December 31, 1998, 1999 and 2000, the Company paid $5,000, $5,000 and $30,000 to outside members of the board of directors.

    Subcontractor/Supplier:
     Various related parties provided materials and equipment used in the Company's construction business during the years ended December 31, 1998, 1999 and 2000, in the amounts of $191,694, $65,441 and $535,694. Included in accounts payable at December 31, 1999 and 2000 are amounts due to related parties, in the amounts of $821 and $154,861, related to supplies.

    Royalties:
     During the years ended December 31, 1998, 1999 and 2000, the Company paid various related parties mining royalties in the amounts of $186,949, $182,061 and $328,310. Included in accounts payable at December 31, 1999 and 2000 are amounts due to related parties, in the amounts of $1,158 and $0, related to royalties.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Related Party Transactions (Continued):

     Accrued Interest:
         During the year ended December 31, 1998, the Company incurred interest expense in the amount of $243,322 related to a note payable to a principal stockholder.

    Commitments:
         The Company leases office space in Moapa, Nevada on a month-to-month basis, at a rental rate of $840 per month, from a related party of the Company. The lease terms also require the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense under the lease for the year ended December 31, 1998, 1999 and 2000 amount to $10,040, $10,080 and $10,080, respectively.

         The Company leased additional space for its prestressed concrete operations on a month-to-month basis from a Company controlled by a principal stockholder with monthly payments of $2,500. The lease terminated January 31, 1999 under the plan to discontinued operations of PPI. Rent expense under the lease for the year ended December 31, 1998 amounted to $42,369.

11.  Income Taxes:

         The provisions for income taxes benefit (expense) from continuing operations consist of the following:

                                         For the Years Ended December 31,
                            --------------------------------------------------------
                                  1998                1999                2000
                            ----------------    ----------------    ----------------
         Current:
            Federal               $ (932,032)      $    (851,180)      $     231,663
            State                   (113,242)           (105,202)             28,632
                            ----------------    ----------------    ----------------
                                  (1,045,274)           (956,382)            260,295
         Deferred                   (377,166)           (634,098)             24,566
                            ----------------    ----------------    ----------------
                                $ (1,422,440)      $  (1,590,480)      $     284,861
                            ================    ================    ================

         The Company's deferred tax asset (liability) consists of the following:

                                                 December 31,        December 31,
                                                     1999                2000
                                               -----------------   -----------------
         Deferred tax asset:
            Other                                  $     129,461       $     269,137
            NOL carryforward                                   -             604,304
                                               -----------------   -----------------
                                                         129,461             873,441
         Deferred tax liability:
            Depreciation                              (1,553,286)         (2,272,700)
                                               -----------------   -----------------
         Net deferred tax liability                $  (1,423,825)      $  (1,399,259)
                                               =================   =================

         For the years ended December 31, 1998, 1999 and 2000, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Commitments:

         The Company is currently leasing office space in Phoenix, Arizona under a non-cancelable operating lease agreement expiring in December 2003. During December 1998, the Company amended the original lease. The amended lease agreement provides for monthly payments of $8,280 through December 31, 2001, $8,694 from January 1, 2002 through December 31, 2002 and $9,108 from January 1, 2003 through December 31, 2003. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $66,117, $89,152 and $96,765 for the years ended December 31, 1998, 1999 and 2000.

         The Company leases batch plants, equipment, mixer trucks, property and aggregate supply under operating leases expiring in various years through 2010. Rent under the aforementioned operating leases were $1,839,891, $2,374,109 and $4,369,138 for the years ended December 31, 1998, 1999 and 2000. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 for each of the next five years and in aggregate are:


                      2001                              $ 6,903,599
                      2002                                5,810,327
                      2003                                5,484,142
                      2004                                5,115,259
                      2005                                3,063,638
                      Subsequent to 2005                  5,291,637
                                                  ------------------

                                                        $31,668,602
                                                  ==================

         The Company has entered into employment contracts with each of its executive officers that provide for an annual salary, issuance of the Company's common stock and various other benefits and incentives. As of the end of December 31, 1998, 1999 and 2000, the total commitments, excluding benefits and incentives amount to $1,011,250, $1,530,438 and $870,188.

         The Company is the lessee of batch plants, equipment and vehicles under capital leases expiring in various years through 2006. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life. Depreciation on the assets under capital leases charged to expense in 1998, 1999 and 2000 was $533,008, $559,348 and $762,548. At December 31, 1999 and 2000, property and equipment included $7,121,713 and $6,895,120 of vehicles and equipment under capital leases.

         Minimum future lease payments under capital leases as of December 31, 2000 for each of the next five years and in aggregate are:

                      2001                                                $ 1,380,605
                      2002                                                  1,198,031
                      2003                                                  1,045,432
                      2004                                                    932,377
                      2005                                                    631,541
                      Subsequent to 2005                                      414,717
                                                                    -----------------
                      Total minimum payments                                5,602,703
                      Less:  executory costs                                   (5,781)
                                                                    -----------------
                      Net minimum lease payments                            5,596,922
                      Less:  amount representing interest                    (951,461)
                                                                    -----------------
                      Present value of net minimum lease payment            4,645,461
                      Less:  current portion                               (1,041,921)
                                                                    -----------------
                                                                          $ 3,603,540
                                                                    =================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity:

  Preferred Stock:
         The Company has authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.

  Initial Public Offering:
         During October 1995, the Company completed an initial public offering ("Offering") of Units of the Company's securities. Each unit consisted of one share of $.001 par value common stock and one redeemable common stock purchase warrant ("Warrant"). Each Warrant is exercisable to purchase one share of common stock at $7.20 per share for a period of 5 years from the date of the Offering. The Offering included the sale of 1,926,250 Units at $6.00 per Unit. Net proceeds of the Offering, after deducting underwriting commissions and offering expenses of $2,122,080, amounted to $9,435,420. In connection with the Offering, the Company granted the underwriters warrants to purchase 167,500 shares of common stock at $7.20 per share for a period of twelve months from the date of the offering and for a period of four years thereafter. In September 2000, the exercise price of the warrants was reduced to $5.00 per share and the exercise period was extended until June 30, 2002.

14.  Litigation and Claim Matters:

     The Company is a party to legal proceedings in the ordinary course of its business. With the exception of those matters detailed below, the Company believes that the nature of these proceedings (which generally relate to disputes between the Company and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and no other pending proceedings are material to its financial condition.

     The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or
-----------------------------------------------------------
will make claims as described below on the following contracts:

         (1) Five contracts with the New Mexico State Highway and Transportation Department - The approximate total value of claims on these projects is $19,050,000 of which approximately $12,550,000 is on behalf of MVCI and the balance of $6,500,000 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.
         (2) Village of Ruidoso Downs - The approximate total value of claims for additional compensation on this project is $477,000 of which approximately $277,000 is on behalf of subcontractors. This claim amount could increase by approximately $400,000 if the Company is directed to place an additional lift of asphalt on the existing runway. The primary issues concern quality control and acceptance of materials furnished by MVCI and related penalties, errors in sampling and testing, wrongful withholding of payment and associated delay costs and finance charges.
         (3) Clark County, Nevada - The approximate total value of claims on this project is $18,382,196 of which approximately $10,595,559 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

     The above claims combined total approximately $37,909,196. Of that sum, MVCI's portion of the claims total approximately $20,536,637 and the balance of approximately $17,372,559 pertains to prime contractor or subcontractors' claims. Relative to the aforementioned claims, the Company has recorded approximately $5,850,000 in claim revenue to offset costs incurred to-date on the claims. Although the Company believes this represents a reasonably conservative posture, any claims proceeds ultimately awarded to the Company less than $5,850,000 will result in a reduction in income. Conversely, any amount of claims proceeds in excess of $5,850,000 will be an increase in income.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Litigation and Claim Matters (Continued):

Lawsuits Filed Against Meadow Valley Contractors, Inc.
-----------------------------------------------------

         (1) Innovative Construction Systems, Inc. ("ICS"), District Court, Clark County, NV - ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension funds contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS' claims have merit and intends to vigorously defend against these claims and will eventually seek to recover the damages ICS has caused the Company through its failure to perform.
         (2) AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is for approximately $3,000,000. MVCI's countersuit against AnA is for approximately $2,000,000. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.
         (3) The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amounts of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

15. Statement of Cash Flows:

     Non-Cash Investing and Financing Activities:
         The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

         During the years ended December 31, 1998, 1999 and 2000, the Company financed the purchase of property, plant and equipment in the amount of $3,273,137, $4,987,308 and $4,044,329.

         During the year ended December 31, 1999, the Company received $135,000 trade in value on equipment.

         During the year ended December 31, 2000, the Company sold a piece of equipment for a total purchase price of $80,000. The Company received a cash payment in the amount of $20,000; a piece of equipment valued at $20,000 and accepted the remaining $40,000 to be paid in two equal installments of $20,000. Included in account receivable, net at December 31, 2000 is $40,000 related to the aforementioned sale.

16. Significant Customers:

         For the years ended December 31, 1998, 1999 and 2000, the Company recognized a significant portion of its revenue from three Customers (shown as an approximate percentage of total revenue):


                                   For the Years Ended December 31,
                         -------------------------------------------------------
                             1998                1999                2000
                         ---------------   -----------------   -----------------
              A                   29.9%               26.2%               17.5%
              B                   12.5%               28.7%               16.3%
              C                   24.3%               17.2%               23.0%


         At December 31, 1999 and 2000, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:


                            For the Years Ended December 31,
                         -------------------------------------
                               1999                2000
                         -----------------   -----------------
              A               $ 4,947,425         $ 2,968,786
              B                 8,866,348           1,855,666
              C                 1,082,888           1,124,196

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


17.  Stock Option Plan:

          In November 1994, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company has reserved 1,200,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company's common stock on the date of grant.

          The following summarized the stock option transactions:

                                                                                    Weighted Average
                                                                     Shares         Price per Share
                                                                -----------------   -----------------
                    Outstanding January 1, 1998                          524,025               $ 5.87
                         Granted                                         144,350                 5.28
                         Forfeited                                       (46,300)                5.28
                                                                -----------------
                    Outstanding December 31, 1998                        622,075                 5.43
                         Granted                                         165,500                 5.43
                         Forfeited                                       (14,700)                5.43
                                                                -----------------
                    Outstanding December 31, 1999                        772,875                 5.12
                         Forfeited                                      (101,525)                5.23
                                                                -----------------
                    Outstanding December 31, 2000                        671,350                 5.11
                                                                =================

          Information relating to stock options at December 31, 2000 summarized by exercise price is as follows:

                                                     Outstanding                                   Exercisable
                                 ---------------------------------------------------- --------------------------------------
                                                           Weighted Average                              Weighted Average
                                                   ---------------------------------- ----------------- --------------------
Exercise Price Per Share             Shares          Life (Year)     Exercise Price        Shares         Exercise Price
----------------------------     ----------------  ---------------- ----------------- ----------------- --------------------
$6.25                                    162,300         10                   $ 6.25           162,300               $ 6.25
$5.41                                      5,000         10                     5.41             5,000                 5.41
$4.375                                   171,850         10                    4.375           171,850                4.375
$5.31                                     80,000         10                     5.31            80,000                 5.31
$5.875                                   109,800         10                    5.875            73,204                5.875
$4.563                                    20,000         10                    4.563             6,667                4.563
$4.00                                     20,000         10                     4.00             6,667                 4.00
$3.875                                   102,400         10                    3.875            34,133                3.875
----------------------------     ----------------  ---------------- ----------------- ----------------- --------------------
$3.875 to $6.25                          671,350         10                   $ 5.11           539,821               $ 5.11
============================     ================  ================ ================= ================= ====================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  Stock Option Plan (Continued):

          All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1998, 1999 and 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1999 and 2000 would have been reduced to the proforma amounts presented below:

                                                                 1998               1999                2000
                                                           -----------------   ----------------   -----------------
          Net income (loss)
                   As Reported                                   $ (415,667)        $2,340,106        $ (1,574,586)
                   Proforma                                        (933,371)         1,784,024          (1,721,988)

          Basic net income (loss) per common share
                   As Reported                                   $    (0.12)        $     0.67        $      (0.44)
                   Proforma                                           (0.24)              0.51               (0.49)

          Diluted net income (loss) per common share
                   As Reported                                   $    (0.11)        $     0.66        $      (0.44)
                   Proforma                                           (0.26)              0.51               (0.49)

         The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998: expected life of options of 5 years, expected volatility of 48.65%, risk-free interest rates of 8.0%, and a 0% dividend yield and 1999: expected life of options of 5 years, expected volatility of 54.87%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1998 and 1999 approximated $1.44 and $1.13.

18.  Basic Earnings (Loss) Per Share:

          The Company's basic net income (loss) per share at December 31, 1998, 1999 and 2000 were computed by dividing net income for the period by 3,601,250, 3,518,510 and 3,549,458, respectively, the basic weighted average number of common shares outstanding during the period.

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

          The Company's diluted net income per common share at December 31, 2000 is computed based on the weighted average number of shares of common stock outstanding during the period. Options to purchase 671,350 at a range of $3.875 to $6.25 per share were outstanding during 2000, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common share.

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

          The revenue of PPI for the years ended December 31, 1998 and 1999 was $5,419,036 and $1,460,381. These amounts are not included in revenue in the accompanying statements of operations.

         The accompanying consolidated balance sheet as of December 31, 1999 reflects the net liabilities and the estimated loss as a single amount as follows:

                                                              December 31,
                                                                  1999
                                                            -----------------
                Current assets                                     $ 653,668
                Non-current assets                                         -
                Liabilities                                         (242,113)
                                                            -----------------
                     Net assets                                      411,555
                Estimated loss on disposition                       (217,717)
                                                            -----------------
                Net asset of discontinued operations               $ 193,838
                                                            =================

20.  Subsequent Events:

          In January 2001, the Company entered into a purchase agreement with an officer to buy a piece of land owned by the Company in Moapa, Nevada.

          In January 2001, the Company was awarded $31 million in new contracts. These new contracts included apparent low bids prior to December 31, 2000 and new contracts bid and awarded in January 2001. The Company's backlog as of January 31, 2001 is approximately $97 million compared to approximately $106 million as of January 31, 2000.

          In February 2001, the Company financed the purchase of equipment in the amount of $68,077. The note payable obligation has an interest rate of 8.84%, with monthly payments of $1,690, and is due February 13, 2005.

21.  Other Informative Disclosures:

          In recent years, the Company's strategies have resulted in the successful initiation and growth in the area of construction materials. The production and retail sale of construction materials represented 12% of total revenue in 2000.

          The construction materials operation manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Prospective customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. Construction materials sales first began from a single location in March 1997 and, by the end of 2000, expanded to two locations in Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in Phoenix, AZ vicinity.

          The construction services operation of the Company generates revenue by providing construction services, usually under terms of a contract with an owner or a subcontract with another contractor.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.  Other Informative Disclosures (Continued):

          The following is a summary of certain financial items of the Company's two main areas of operations for 1998, 1999 and 2000:

                                                             Construction             Construction
                                                               Services                 Materials
                                                        --------------------     --------------------
For the twelve months ended December 31, 2000
Gross revenue                                                   $144,608,886              $20,330,715
Intercompany revenue                                                       -                1,366,343
Cost of revenue                                                  140,684,222               19,617,224
Interest income                                                      614,118                   32,362
Interest expense                                                    (177,850)                 (73,146)
Depreciation and amortization                                      1,868,378                  662,536
Income (loss) before taxes                                          (532,354)              (1,327,093)
Income tax benefit (expense)                                        (210,145)                 495,006
Net income (loss)                                                   (742,499)                (832,087)
Total assets                                                      42,043,028               13,343,002

For the twelve months ended December 31, 1999
Gross revenue                                                   $195,589,962              $15,664,030
Intercompany revenue                                                       -                1,251,720
Cost of revenue                                                  187,258,844               14,063,702
Interest income                                                      648,922                   20,006
Interest expense                                                    (132,637)                 (77,235)
Depreciation and amortization                                      1,733,422                  279,170
Income (loss) before taxes                                         3,493,888                  436,698
Income tax benefit (expense)                                      (1,427,294)                (163,186)
Net income (loss)                                                  2,066,594                  273,512
Total assets                                                      48,664,190                9,890,632

For the twelve months ended December 31, 1998
Gross revenue                                                   $174,669,177              $15,156,886
Intercompany revenue                                               1,825,783                  964,203
Cost of revenue                                                  166,847,072               13,534,760
Interest income                                                      830,365                   25,826
Interest expense                                                    (346,366)                 (88,992)
Depreciation and amortization                                      1,649,920                  199,708
Income (loss) before taxes                                         2,953,073                  638,946
Income tax benefit (expense)                                      (1,216,877)                (205,563)
Net income  (loss)                                                 1,736,196                  433,383
Total assets                                                      44,205,741                5,091,322

     There are no differences in accounting principles between the operations. All centrally incurred costs are allocated to the construction services operation. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

22.  Quarterly Financial Data (Unaudited):

                                                        March 31,      June 30,    September 30,   December 31,
                                                     ------------   ------------   ------------    ------------
2000
Revenue                                              $ 38,589,472   $ 45,378,857    $ 44,434,571    $ 35,170,358
Gross Profit                                            1,784,830      1,413,572       1,742,034        (302,281)
Income (loss) from operations                             210,286        (61,337)        (50,655)     (2,237,979)
Net income (loss)                                         227,164         15,366          17,515      (1,834,631)
Basic net income (loss) per common share                     0.06           0.01               -           (0.51)
Diluted net income (loss) per common share                   0.06           0.01               -           (0.51)
Basic weighted average common shares
     outstanding                                        3,518,018      3,559,938       3,559,938       3,559,938
Diluted weighted average common shares
     outstanding                                        3,518,018      3,559,938       3,559,938       3,559,938

1999
Revenue                                              $ 58,274,203   $ 54,201,337    $ 51,440,091    $ 46,086,640
Gross Profit                                            2,743,186      2,672,293       2,471,529       2,044,438
Income from operations                                    787,617      1,054,801         857,465         560,526
Net income                                                551,812        676,539         732,772         378,983
Basic net income per common share                            0.15           0.20            0.21            0.11
Diluted net income per common share                          0.15           0.19            0.21            0.11
Basic weighted average common shares
     outstanding                                        3,571,250      3,501,250       3,501,250       3,501,250
Diluted weighted average common shares
     outstanding                                        3,608,009      3,509,272       3,501,250       3,601,250