Form 10-Q
period 2001-03-31
MEADOW VALLEY CORP
filed 2001-05-14
CIK 934749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended March 31, 2001 Commission File No 0-25428



                           MEADOW VALLEY CORPORATION
            (Exact name of registrant as specified in its charter)



           Nevada                                         88-0328443
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



                      4411 South 40th Street, Suite D-11
                            Phoenix, Arizona 85040
                                (602) 437-5400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2001:

                         Common Stock, $.001 par value
                               3,559,938 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

 Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2001 and March 31, 2000..  3

 Condensed Consolidated Balance Sheets - As of March 31, 2001 (Unaudited) and December 31, 2000......................  4

 Condensed Consolidated Statements of Cash Flows (Unaudited)- Three Months Ended March 31, 2001 and March 31, 2000...  5

 Notes to Condensed Consolidated Financial Statements................................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................... 10

Item 3.  Quantitative and Qualitatitve Disclosure About Market Risk.................................................. 13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................... 13

Item 6.  Exhibits and Reports on Form 8-K............................................................................ 14


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                          -------------------------------------
                                                                             2001                      2000
                                                                          -----------               -----------
Revenue                                                                   $35,353,537               $38,589,472
Cost of revenue                                                            35,162,933                36,804,642
                                                                          -----------               -----------
Gross profit                                                                  190,604                 1,784,830
General and administrative expenses                                         1,738,681                 1,574,544
                                                                          -----------               -----------
Income (loss) from operations                                              (1,548,077)                  210,286
                                                                          -----------               -----------
Other income (expense):
    Interest income                                                            62,571                   166,117
    Interest expense                                                          (80,544)                  (45,534)
    Other income (expense)                                                    (61,726)                   47,175
                                                                          -----------               -----------
                                                                              (79,699)                  167,758
                                                                          -----------               -----------
Income (loss) before income taxes                                          (1,627,776)                  378,044
Income tax benefit (expense)                                                  610,417                  (150,880)
                                                                          -----------               -----------
Net income (loss)                                                         $(1,017,359)              $   227,164
                                                                          ===========               ===========
Basic net income (loss) per common share                                  $     (0.29)              $      0.06
                                                                          ===========               ===========
Diluted net income (loss) per common share                                $     (0.29)              $      0.06
                                                                          ===========               ===========
Basic weighted average common shares outstanding                            3,559,938                 3,518,018
                                                                          ===========               ===========
Diluted weighted average common shares outstanding                          3,559,938                 3,518,018
                                                                          ===========               ===========

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,              December 31,
                                                                                           2001                    2000 *
                                                                                        -----------             -----------
Assets:                                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents                                                            $   279,300             $ 1,822,598
   Restricted cash                                                                        1,783,359               1,783,005
   Accounts receivable, net                                                              17,818,030              14,297,564
   Prepaid expenses and other                                                               682,647                 749,708
   Inventory                                                                              5,263,899               5,242,148
   Income tax receivable                                                                  1,384,417                 774,000
   Costs and estimated earnings in excess of billings on uncompleted contracts           11,464,208               9,828,009
                                                                                        -----------             -----------
        Total Current Assets                                                             38,675,860              34,497,032

Property and equipment, net                                                              17,624,325              18,111,506
Deferred tax asset                                                                          873,441                 873,441
Refundable deposits                                                                         144,834                 176,565
Goodwill, net                                                                             1,480,725               1,500,733
Mineral rights                                                                              212,648                 226,753
                                                                                        -----------             -----------
        Total Assets                                                                    $59,011,833             $55,386,030
                                                                                        ===========             ===========
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts payable                                                                     $20,403,024             $17,606,113
   Accrued liabilities                                                                    2,402,074               2,289,698
   Notes payable                                                                          1,776,289               1,604,399
   Obligations under capital leases                                                       1,012,251               1,041,921
   Billings in excess of costs and estimated earnings on uncompleted contracts            6,355,268               6,054,814
                                                                                        -----------             -----------
        Total Current Liabilities                                                        31,948,906              28,596,945

Deferred tax liability                                                                    2,272,700               2,272,700
Notes payable, less current portion                                                       9,210,013               7,674,608
Obligations under capital leases, less current portion                                    3,359,336               3,603,540
                                                                                        -----------             -----------
        Total Liabilities                                                                46,790,955              42,147,793
                                                                                        -----------             -----------
Stockholders' Equity:
   Preferred stock - $.001 par value; 1,000,000 shares authorized, none
      issued and outstanding                                                                      0                       0
   Common stock - $.001 par value; 15,000,000 shares authorized,
      3,559,938 and 3,559,938 issued and outstanding                                          3,601                   3,601
   Additional paid-in capital                                                            10,943,569              10,943,569
   Capital adjustments                                                                     (799,147)               (799,147)
   Retained earnings                                                                      2,072,855               3,090,214
                                                                                        -----------             -----------
        Total Stockholders' Equity                                                       12,220,878              13,238,237
                                                                                        -----------             -----------
        Total Liabilities and Stockholders' Equity                                      $59,011,833             $55,386,030
                                                                                        ===========             ===========

*Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                     ---------------------------------------
Increase (Decrease) in Cash and Cash Equivalents:                         2001                     2000
                                                                     --------------           --------------
Cash flows from operating activities:
     Cash received from customers                                    $   30,432,046           $   38,760,868
     Cash paid to suppliers and employees                               (33,275,029)             (41,283,614)
     Interest received                                                       62,571                  154,132
     Interest paid                                                          (80,544)                 (45,534)
     Income taxes paid                                                            0                 (200,335)
                                                                     --------------           --------------

          Net cash used in operating activities                          (2,860,956)              (2,614,483)
                                                                     --------------           --------------
Cash flows from investing activities:
     Increase in restricted cash                                               (354)                (206,759)
     Proceeds from sale of property and equipment                            65,634                  136,098
     Purchase of property and equipment                                    (112,966)                (701,375)
                                                                     --------------           --------------

          Net cash used in investing activities                             (47,686)                (772,036)
                                                                     --------------           --------------
Cash flows from financing activities:
     Proceeds received from notes payable                                 2,004,126                        0
     Repayment of notes payable                                            (364,909)                (344,961)
     Repayment of capital lease obligations                                (273,873)                (316,999)
                                                                     --------------           --------------

          Net cash provided by (used in) financing activities             1,365,344                 (661,960)
                                                                     --------------           --------------

Net decrease in cash and cash equivalents                                (1,543,298)              (4,048,479)

Cash and cash equivalents at beginning of period                          1,822,598                6,177,489
                                                                     --------------           --------------
Cash and cash equivalents at end of period                           $      279,300           $    2,129,010
                                                                     ==============           ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                   ---------------------------------
                                                                                       2001                 2000
                                                                                   ------------         ------------
Increase (Decrease) in Cash and Cash Equivalents (Continued):

Reconciliation of Net Income (Loss) to Net Cash Used in Operating  Activities:
Net Income (Loss)                                                                  $ (1,017,359)        $    227,164
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                      640,257              590,561
     Gain on sale of property and equipment                                              (3,554)             (66,943)
Changes in Operating Assets and Liabilities:
     Accounts receivable, net                                                        (3,520,466)            (135,899)
     Prepaid expenses and other                                                          67,061              182,645
     Inventory                                                                          (21,751)            (798,455)
     Income tax receivable                                                             (610,417)             (49,455)
     Costs and estimated earnings in excess of billings on uncompleted contracts     (1,636,199)            (827,014)
     Refundable deposits                                                                 31,731             (225,272)
     Accounts payable                                                                 2,796,911           (1,779,921)
     Accrued liabilities                                                                112,376             (873,986)
     Billings in excess of costs and estimated earnings on uncompleted contracts        300,454            1,142,092
                                                                                   ------------         ------------

          Net cash used in operating activities                                    $ (2,860,956)        $ (2,614,483)
                                                                                   ============         ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Corporation:

      Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding Company of Meadow Valley Contractors, Inc. ("MVCI") and Ready Mix, Inc. ("RMI"). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, Utah and New Mexico. RMI manufactures and distributes ready mix concrete in the Las Vegas, NV and Phoenix, AZ metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

2.  Presentation of Interim Information:

      The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of operating results for the entire year.

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

      Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. During the three months ended March 31, 2001, revenue from anticipated claim proceeds increased by $300,000. The estimated total claims that have been filed or will be filed were approximately $37,909,196 at March 31, 2001. The Company's portion of the total claims amount, excluding claims filed by other prime contractors or on behalf of the Company's subcontractors, total approximately $20,536,637.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Notes Payable:

      Summary of first quarter addition to notes payable and its balance at March 31, 2001:

        Note payable, interest rate at 8.84%, with monthly payments
        of $1,690, due 2/13/05, collateralized by equipment            $ 66,889
        Less: current portion                                           (14,961)
                                                                       --------
                                                                       $ 51,928
                                                                       ========

      Following are maturities of the above long-term debt for each of the next 5 years:

        2002                                                           $ 14,961
        2003                                                             16,339
        2004                                                             17,843
        Subsequent to 2004                                               17,746
                                                                       --------
                                                                       $ 66,889
                                                                       ========

5.  Line of Credit:

      In July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2005. The line of credit is collateralized by all of MVCI's assets and guaranteed by the Company. Under the terms of the line of credit, the Company is required to maintain certain levels of tangible net worth. As of March 31, 2001, the company was in compliance with all such covenants and had withdrawn $5,041,975 from the line of credit. As of May 14, 2001, the Company had withdrawn an additional $1,200,000 from the line of credit.

6.  Statement of Cash Flows:

     Non-Cash Investing and Financing Activities:

      The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

      During the three months ended March 31, 2001, the Company financed the purchase of property, plant and equipment in the amount of $68,077.

7.  Subsequent Events:

      In May 2001, the Company had withdrawn an additional $1,200,000 from the line of credit.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Segment Information:

      The Company manages and operates two segments, construction services and construction materials. The construction services segment provides construction services to a broad range of public and some private customers primarily in the western states of Arizona, Nevada, Utah and New Mexico. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Materials customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. Construction materials operates out of two locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity.

                                                       Three Months Ended March 31,
                                         --------------------------------------------------------
(dollars in thousands)                             2001                           2000
                                         ------------------------       -------------------------
                                               Construction                   Construction
                                         Services       Materials       Services        Materials
                                         --------       ---------       --------        ---------
Gross revenue                            $ 29,022       $   6,829       $ 34,720        $   4,479
Intercompany revenue                            -             498              -              610
Cost of revenue                            28,875           6,786         33,460            3,955
Interest income                                56               6            159                7
Interest expense                               45              36             45                -
Depreciation and amortization                 443             197            446              145
Income (loss) before taxes                 (1,172)           (456)           212              166
Income tax benefit (expense)                  440             171            (85)             (66)
Net income (loss)                            (732)           (285)           127              100
Total assets                               43,590          15,422         46,040           10,439

      There are no differences in accounting principals between the segments. All centrally incurred costs are allocated to the construction services segment. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

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

      The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $84.0 million at March 31, 2001, compared to approximately $98.0 million at March 31, 2000. At March 31, 2001, the Company's backlog included approximately $74 million of work that is scheduled for completion during 2001. Accordingly, revenue in the future will be significantly reduced if the Company is unable to obtain substantial new projects in 2001. During the three months ended March 31, 2001, the Company obtained new projects totaling $12.7 million.

      Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. At March 31, 2001, claim revenue in the amount of $6.1 million has been recorded while claim costs incurred by both MVCI and its subcontractors and for which claims have been or will be filed exceed $37.9 million. Of the $37.9 million in claims, approximately $17.4 million represents costs incurred by MVCI subcontractors for which claims are filed by MVCI on their behalf leaving the balance of $20.5 million as MVCI costs. The Company must obtain at lease $6.1 million in proceeds from its $20.5 million portion of the total claims or there would be a reduction in earnings.

Results of Operations

      The following table sets forth, for the three months ended March 31, 2001 and 2000, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                                         Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                         2001            2000
                                                        ------          ------
        Revenue                                         100.0%          100.0%
        Gross profit                                      0.5%            4.6%
        General and administrative expenses               4.9%            4.0%
        Interest income                                   0.2%            0.4%
        Interest expense                                 -0.2%           -0.1%
        Other income (expense)                           -0.2%            0.1%
        Income (loss) before income taxes                -4.6%            1.0%
        Income tax benefit (expense)                      1.7%           -0.4%
        Net income (loss)                                -2.9%            0.6%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenue and backlog. Revenue for the three months ended March 31,2001 ("interim 2001") was $35.4 million compared to $38.6 million for the three months ended March 31, 2000 ("interim 2000"). The decrease in revenue was the result of a $5.6 million decrease in contract revenue offset by a $2.4 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 14% to approximately $84.0 million at March 31, 2001 from approximately $98.0 million at March 31, 2000. Revenue may be impacted in any one period by the backlog at the beginning of the period.

      Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 4.6% for interim 2000 to .5% for interim 2001. The decrease in MVCI's gross profit margin was the result of costs related to claims and cost overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at March 31, 2001 and by recording, in advance of receipt, conservative estimates of revenue from claims. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

      General and Administrative Expenses. General and administrative expenses increased to $1.7 million for interim 2001 from $1.6 million for 2000. The increase resulted primarily from a $.2 million increase in general and administrative expenses attributable to expanding construction material operations offset, in part, by a $.09 million reduction of general and administrative expenses related to various employee incentive plans.

      Interest Income and Expense. Interest income for interim 2001 decreased to $.06 million from $.2 million for 2000 resulting primarily from a decrease in invested cash reserves. Interest expense increased for 2001 to $.08 million from $.04 million for 2000, due primarily to the Company borrowing on the line of credit.

      Net Income (loss) After Income Taxes. Net income (loss) after income taxes was $(1.0) million in interim 2001 as compared to $.2 million for interim 2000.

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

      The following table sets forth for the three months ended March 31, 2001 and 2000, certain items from the condensed consolidated statements of cash flows.

                                                                            Three Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                            2001            2000
                                                                        ------------    ------------
        Cash Flows Used in Operating Activities                         $ (2,860,956)   $ (2,614,483)
        Cash Flows Used in Investing Activities                              (47,686)       (772,036)
        Cash Flows Provided by (Used in) Financing Activities              1,365,344        (661,960)

      Although the Company may experience increased profitability as the Company expands its operations, particularly its aggregate, ready mix concrete and asphalt production, cash may be used to finance receivables, build inventories and for customer cash retention required under contracts subject to completion. It is not unusual for cash flows from construction projects nearing the final stages of completion to have negative cash flows. The recent completion of several large projects combined with claim-related costs expended on projects and the start-up costs of the business expansion have resulted in a significant decline in the Company's cash reserves. Accordingly, during the year ended December 31, 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001. The line of credit is collateralized by all of MVCI's assets. Under the line of credit, the Company is required to maintain a certain level of tangible net worth. At March 31, 2001, the Company is in compliance with all covenants under the line of credit. The line of credit expires December 31, 2001 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2005. The Company believes, but cannot assure, that the line of credit, together with the Company's historical ability to acquire new work may be sufficient to meet the Company's cash requirements for the next twelve months. As of March 31, 2001, the Company had withdrawn $5,041,975 from the line of credit. As of May 14, 2001, the Company had withdrawn an additional $1,200,000 from the line of credit.

      Cash used in operating activities during interim 2001 amounted to $2.9 million, primarily the result of a increase in accounts receivable of $3.5 million, an increase in income tax receivable of $.6 million, an decrease in net billings in excess of costs of $1.3 million, a net loss of $1.0 million, offset, in part, an increase in accounts payable of $2.8 million and depreciation and amortization of $.6 million.

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

      Cash used in investing activities during interim 2001 amounted to $.05 million related primarily to the purchase of property and equipment of $.1 million, offset by proceeds from the sale of property and equipment in the amount of $.06 million.

      Cash used in investing activities during interim 2000 amounted to $.8 million related primarily to the purchase of property and equipment of $.7 million and an increase in restricted cash of $.2 million, offset by proceeds from the sale of property and equipment in the amount of $.1 million.

      Cash provided by financing activities during interim 2001 amounted to $1.4 million related primarily to the proceeds received from the line of credit of $2.0 million, offset by the repayment of notes payable and capital lease obligations of $.6 million.

      Cash used in financing activities during interim 2000 amounted to $.7 million related to the repayment of notes payable and capital lease obligations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

      Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

      Interest Rate Risk - From time to time the Company temporarily invests its cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company's management monitors risk exposure to monies invested in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk to exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

      The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or will make claims as described below on the following contracts:

   (1) Five contracts with the New Mexico State Highway and Transportation Department - The approximate value of claims on these projects is $19,050,000 of which approximately $12,550,000 is on behalf of MVCI and the balance of $6,500,000 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of the events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.
   (2) Village of Ruidoso Downs - The approximate value of claims for additional compensation on this project is $477,000 of which approximately $277,000 is on behalf of subcontractors. This claim amount could increase by approximately $400,000 if the Company is directed to place an additional lift of asphalt on the existing runway. The primary issues concern quality control and acceptance of materials furnished by MVCI and related penalties, errors in sampling and testing, wrongful withholding of payment and associated delay costs and finance charges.
   (3) Clark County, Nevada - The approximate total value of claims on this project is $18,382,196 of which approximately $10,595,559 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.


      The above Claims combined total approximately $37,909,196. Of that total, MVCI's portion of the claims total approximately $20,536,637 and the balance of approximately $17,372,559 pertains to prime contractor or subcontractors' claims. Relative to the aforementioned claims, the Company has recorded approximately $6,120,904 in claim revenue to offset portions of the costs incurred to-date on the claims. Although the Company believes this represents a reasonably conservative posture, any claims proceeds ultimately awarded to the Company less than $6,120,904 will result in a reduction of income. Conversely, any amount of claims proceeds in excess of $6,120,904 will be an increase in income.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

   (1) Innovative Construction Services, Inc. ("ICS"), District Court, Clark County, NV - ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS' claims have merit and intends to vigorously defend against these claims and will eventually seek to recover the damages ICS has caused the Company through its failure to perform.
   (2) AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is for approximately $3,000,000. MVCI's countersuit against AnA is for approximately $2,000,000. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.
   (3) The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        10.148 Installment Sale Contract with Caterpillar Financial Services Corporation

   (b)  Reports on Form 8-K

        The Company filed a Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEADOW VALLEY CORPORATION
                                               (Registrant)



                                        By /s/ Bradley E. Larson
                                           -------------------------------------
                                           Bradley E. Larson
                                           President and Chief Executive Officer


                                        By /s/ Nicole R. Smith
                                           -------------------------------------
                                           Nicole R. Smith
                                           Principal Accounting Officer