Form 10-K/A
period 2000-12-31
MEADOW VALLEY CORP
filed 2001-06-06
CIK 934749

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoptions of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

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

                                     MEADOW VALLEY CORPORATION

                                     /s/ Bradley E. Larson
                                     ----------------------------------------
                                     Bradley E. Larson
                                     President and Chief Executive Officer
                                     Date: June 6, 2001


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
Date: June 6, 2001                                          Date: June 6, 2001


/s/ Kenneth D. Nelson                                       /s/ Alan A. Terril
----------------------------------------------------        ------------------------------------------------------
Kenneth D. Nelson                                           Alan A. Terril
Director, Chief Administrative Officer and                  Director and Vice President - Nevada Operations
Vice President                                              Date: June 6, 2001
Date: June 6, 2001


/s/ Charles E. Cowan                                        /s/ Gary A. Agron
----------------------------------------------------        ------------------------------------------------------
Charles E. Cowan                                            Gary A. Agron
Director                                                    Director
Date: June 6, 2001                                          Date: June 6, 2001


/s/ Charles R. Norton                                       /s/ Nicole R. Smith
----------------------------------------------------        ------------------------------------------------------
Charles R. Norton                                           Nicole R. Smith
Director                                                    Treasurer, Secretary and Principal Accounting Officer
Date: June 6, 2001                                          Date: June 6, 2001

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

  Revenue Recognition:
    The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB101B, no later than October 1, 2000. The Company believes the adoptions of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

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