Form 10-Q
period 2001-06-30
MEADOW VALLEY CORP
filed 2001-08-14
CIK 934749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001
                          Commission File No 0-25428




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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2001:

                         Common Stock, $.001 par value
                               3,559,938 shares

                           MEADOW VALLEY CORPORATION
                                     INDEX
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations (Unaudited) - Six Months Ended
     June 30, 2001 and June 30, 2000                                                                                   3

     Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended
     June 30, 2001 and June 30, 2000                                                                                   4

     Condensed Consolidated Balance Sheets - As of June 30, 2001 (Unaudited) and
     December 31, 2000                                                                                                 5

     Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended
     June 30, 2001 and June 30, 2000                                                                                   6

     Notes to Condensed Consolidated Financial Statements                                                              8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                                    15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            15

Item 6.  Exhibits and Reports on Form 8-K                                                                             17

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                    2001                       2000
                                                                ------------              --------------
Revenue                                                         $ 80,830,204              $   83,968,329
Cost of revenue                                                   78,489,230                  80,769,927
                                                                ------------              --------------
Gross Profit                                                       2,340,974                   3,198,402
General and administrative expenses                                3,472,027                   3,049,453
                                                                ------------              --------------
Income (loss) from operations                                     (1,131,053)                    148,949
                                                                ------------              --------------
Other income (expense):
      Interest income                                                126,543                     299,930
      Interest expense                                              (224,707)                    (79,328)
      Other income                                                   461,766                      34,669
                                                                ------------              --------------
                                                                     363,602                     255,271
                                                                ------------              --------------
Income (loss) before income taxes                                   (767,451)                    404,220
Income tax benefit (expense)                                         287,794                    (161,690)
                                                                ------------              --------------
Net income (loss)                                               $   (479,657)             $      242,530
                                                                ============              ==============
Basic net income (loss) per common share                        $      (0.14)             $         0.07
                                                                ============              ==============
Diluted net income (loss) per common share                      $      (0.14)             $         0.07
                                                                ============              ==============
Basic weighted average common shares outstanding                   3,559,938                   3,538,978
                                                                ============              ==============
Diluted weighted average common shares outstanding                 3,559,938                   3,538,978
                                                                ============              ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                          ----------------------------------------
                                                              2001                       2000
                                                          ------------              --------------
Revenue                                                   $ 45,476,667              $   45,378,857
Cost of revenue                                             43,326,297                  43,965,285
                                                          ------------              --------------
Gross Profit                                                 2,150,370                   1,413,572
General and administrative expenses                          1,733,346                   1,474,909
                                                          ------------              --------------
Income (loss) from operations                                  417,024                     (61,337)
                                                          ------------              --------------
Other income (expense):
      Interest income                                           63,972                     133,813
      Interest expense                                        (144,163)                    (33,794)
      Other income (expense)                                   523,492                     (12,506)
                                                          ------------              --------------
                                                               443,301                      87,513
                                                          ------------              --------------

Income before income taxes                                     860,325                      26,176
Income tax expense                                            (322,623)                    (10,810)
                                                          ------------              --------------
Net income                                                $    537,702              $       15,366
                                                          ============              ==============
Basic net income per common share                         $       0.15              $         0.01
                                                          ============              ==============
Diluted net income per common share                       $       0.15              $         0.01
                                                          ============              ==============
Basic weighted average common shares outstanding             3,559,938                   3,559,938
                                                          ============              ==============
Diluted weighted average common shares outstanding
                                                             3,559,938                   3,559,938
                                                          ============              ==============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,           December 31,
                                                                                              2001                2000 *
                                                                                      -------------------   ------------------
                                                                                          (Unaudited)
Assets:
Current Assets:
    Cash and cash equivalents                                                         $        2,572,926    $       1,822,598
    Restricted cash                                                                            2,075,974            1,783,005
    Accounts receivable, net                                                                  22,407,063           14,297,564
    Prepaid expenses and other                                                                   447,289              749,708
    Inventory                                                                                  5,380,834            5,242,148
    Income tax receivable                                                                        472,055              774,000
    Costs and estimated earnings in excess of billing on
     uncompleted contracts                                                                    11,261,658            9,828,009
                                                                                      -------------------   ------------------
          Total Current Assets                                                                44,617,799           34,497,032
Property and equipment, net                                                                   17,506,151           18,111,506
Deferred tax asset                                                                               873,441              873,441
Refundable deposits                                                                              134,834              176,565
Goodwill, net                                                                                  1,460,718            1,500,733
Mineral rights                                                                                   198,543              226,753
                                                                                      -------------------   ------------------
          Total Assets                                                                $       64,791,486    $      55,386,030
                                                                                      ===================   ==================

Liabilities and Stockholders' Equity:
Current Liabilities:
    Accounts payable                                                                  $       24,887,197    $      17,606,113
    Accrued liabilities                                                                        2,391,623            2,289,698
    Notes payable                                                                              2,368,708            1,604,399
    Obligations under capital leases                                                           1,047,021            1,041,921
    Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                     6,328,184            6,054,814
                                                                                      -------------------   ------------------
          Total Current Liabilities                                                           37,022,733           28,596,945

Deferred tax liability                                                                         2,272,700            2,272,700
Notes payable, less current portion                                                            9,455,899            7,674,608
Obligations under capital leases, less current portion                                         3,281,574            3,603,540
                                                                                      -------------------   ------------------
          Total Liabilities                                                                   52,032,906           42,147,793
                                                                                      -------------------   ------------------
Stockholders' Equity:
    Preferred stock - $.001 par value; 1,000,000 shares authorized,
     none issued and outstanding                                                                       -                    -
    Common stock - $.001 par value; 15,000,000 shares authorized, 3,559,938
     and 3,559,938 issued and outstanding                                                          3,601                3,601
    Additional paid-in capital                                                                10,943,569           10,943,569
    Capital adjustments                                                                         (799,147)            (799,147)
    Retained earnings                                                                          2,610,557            3,090,214
                                                                                      -------------------   ------------------
          Total Stockholders' Equity                                                          12,758,580           13,238,237
                                                                                      -------------------   ------------------
          Total Liabilities and Stockholders' Equity                                  $       64,791,486    $      55,386,030
                                                                                      ===================   ==================

    *Derived from audited financial statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                          ----------------------------------------
                                                                                2001                  2000
                                                                          ------------------    ------------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
        Cash received from customers                                      $       72,008,288    $       83,176,832
        Cash paid to suppliers and employees                                     (73,075,745)          (86,026,016)
        Interest received                                                            126,543               330,088
        Interest paid                                                               (224,707)              (79,328)
        Income taxes refunded (paid)                                                 589,739              (291,314)
                                                                          ------------------    ------------------
             Net cash used in operating activities                                  (575,882)           (2,889,738)
                                                                          ------------------    ------------------
Cash flows from investing activities:
        Increase in restricted cash                                                 (292,969)             (353,076)
        Proceeds from sale of property and equipment                                  83,587               212,516
        Purchase of property and equipment                                          (387,885)             (627,311)
                                                                          ------------------    ------------------
             Net cash used in investing activities                                  (597,267)             (767,871)
                                                                          ------------------    ------------------
Cash flows from financing activities:
        Proceeds received from note payable                                        3,204,127             1,507,500
        Repayment of notes payable                                                  (726,604)             (718,842)
        Repayment of capital lease obligations                                      (554,046)             (609,561)
                                                                          ------------------    ------------------
             Net cash provided by financing activities                             1,923,477               179,097
                                                                          ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                 750,328            (3,478,512)

Cash and cash equivalents at beginning of period                                   1,822,598             6,177,489
                                                                          ------------------    ------------------
Cash and cash equivalents at end of period                                $        2,572,926    $        2,698,977
                                                                          ==================    ==================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                        ------------------------------------------
                                                                               2001                   2000
                                                                        --------------------    ------------------
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income (Loss) to Net Cash Used in
   Operating Activities:
Net Income (Loss)                                                       $           (479,657)   $          242,530
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                              1,297,039             1,197,174
        Gain on sale of property and equipment                                       (13,904)             (102,014)

Changes in Operating Assets and Liabilities:
        Accounts receivable, net                                                  (8,109,499)             (460,745)
        Prepaid expenses and other                                                   302,419               262,466
        Inventory                                                                   (138,686)             (834,454)
        Income tax receivable                                                        301,945              (129,624)
        Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                  (1,433,649)             (732,783)
        Refundable deposits                                                           41,731               (84,300)
        Accounts payable                                                           7,281,084            (2,305,964)
        Accrued liabilities                                                          101,925              (441,558)
        Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                     273,370               499,534
                                                                        --------------------    ------------------
             Net cash used in operating activities                      $           (575,882)   $       (2,889,738)
                                                                        ====================    ==================

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

2.   Presentation of Interim Information:

         The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of operating results for the entire year.

3.   Revenue and Cost Recognition:

         Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontracting, direct materials, and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.

         Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. During the six months ended June 30, 2001, revenue from anticipated claim proceeds increased by approximately $324,000. The estimated total claims that have been filed or will be filed were approximately $32,851,160 at June 30, 2001. The Company's portion of the total claims amount, excluding claims filed by other prime contractors or on behalf of the Company's subcontractors, total approximately $17,986,132.

4.   Recent Accounting Pronouncements:

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the required intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Recent Accounting Pronouncement (Continued):

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $1,460,718. Amortization expense during the six-month period ended June 30, 2001 was $40,015. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

5.   Line of Credit:

         In July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2005. The line of credit is collateralized by all of MVCI's assets and guaranteed by the Company. Under the terms of the line of credit, the Company is required to maintain certain levels of tangible net worth. As of June 30, 2001, the Company was in compliance with all such covenants and had withdrawn $6,241,975 from the line of credit. As of August 14, 2001, the Company had made a principal payment in the amount of $220,382 on the line of credit.

6.   Commitments:

         During the quarter ended June 30, 2001, the Company purchased equipment under capital lease agreements expiring in the year 2005. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life.

         Minimum future lease payments under the above mentioned capital leases as of June 30, 2001 for each of the next five years and in aggregate are:


              2002                                              $     69,653
              2003                                                    69,653
              2004                                                    69,653
              2005                                                    58,044
                                                                ------------
              Total minimum lease payments                           267,003
              Less:  amount representing interest                    (39,585)
                                                                ------------
              Present value of net minimum lease payment        $    227,418
                                                                ============

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Statement of Cash Flows:

       Non-Cash Investing and Financing Activities:

         The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

         During the six months ended June 30, 2001, the Company financed the purchase of equipment in the amount of $305,257.

8.   Subsequent Events:

         In July 2001, the Company had made a principal payment in the amount of $220,382 on the line of credit.

         In July 2001, the Company financed the purchase of equipment in the amount of $1,072,086. The note payable obligation has an interest rate of 8.5%, with monthly payments of $23,603, and is due February 2006.


9.   Segment Information:

         The Company manages and operates two segments, construction services and construction materials. The construction services segment provides construction services to a broad range of public and some private customers primarily in the western states of Arizona, Nevada, Utah and New Mexico. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of two locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity.

                                                           Six Months Ended June 30,
                                      --------------------------------------------------------------------
(dollars in thousands)                             2001                                 2000
                                      -------------------------------     --------------------------------
                                               Construction                        Construction
                                        Services         Materials          Services          Materials
                                      -------------     -------------     -------------     --------------
Gross revenue                         $     66,419      $     15,348      $     75,705      $       9,046
Intercompany revenue                             -               937                 -                783
Cost of revenue                             64,662            14,764            73,472              8,080
Interest income                                115                11               286                 13
Interest expense                              (137)              (88)              (79)                 -
Depreciation and amortization                  898               399               901                296
Income (loss) before taxes                    (319)             (449)              212                192
Income tax benefit (expense)                   120               168               (85)               (77)
Net income (loss)                             (199)             (281)              127                115
Total assets                                51,088            13,703            47,186             10,831

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

         The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $95.3 million at June 30, 2001, compared to approximately $88.4 million at June 30, 2000. At June 30, 2001, the Company's backlog included approximately $58 million of work that is scheduled for completion during 2001. Accordingly, revenue in the future will be significantly reduced if the Company is unable to obtain substantial new projects in 2001. During the second quarter ended June 30, 2001, the Company obtained new projects totaling approximately $43 million.

         Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. At June 30, 2001, claim revenue in the amount of approximately $6.1 million has been recorded while the estimated total claims that have been filed or will be filed exceed $32.8 million. Of the $32.8 million in claims, approximately $14.8 million represents costs incurred by other prime contractors or MVCI subcontractors for which claims are filed by MVCI on their behalf leaving the balance of approximately $18.0 million as MVCI costs. The Company must obtain at least $6.1 million in proceeds from its $18.0 million portion of the total claims or there would be a reduction in earnings.

Results of Operations

         The following table sets forth, for the six and the three months ended June 30, 2001 and 2000, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                                Six Months Ended                  Three Months Ended
                                                    June 30,                           June 30,
                                          ------------------------------     ------------------------------
                                             2001              2000              2001             2000
                                          ------------     -------------     -------------     ------------
Revenue                                        100.0%            100.0%            100.0%           100.0%
Gross Profit                                     2.9%              3.8%              4.7%             3.1%
General and administrative expenses              4.3%              3.6%              3.8%             3.3%
Interest income                                  0.2%              0.4%              0.1%             0.3%
Interest expense                                -0.3%             -0.1%             -0.3%            -0.1%
Other income                                     0.6%              0.0%              1.2%             0.0%
Income (loss) before income taxes               -0.9%              0.5%              1.9%             0.1%
Income tax benefit (expense)                     0.3%             -0.2%             -0.7%             0.0%
Net income (loss)                               -0.6%              0.3%              1.2%             0.1%

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Revenue and Backlog. Revenue for the six months ended June 30, 2001 ("interim 2001") was $80.8 million compared to $83.9 million for the six months ended June 30, 2000 ("interim 2000"). The decrease in revenue was the result of a $9.3 million decrease in construction services offset by a $6.2 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog increased 8% to approximately $95.3 million at June 30, 2001 from $88.4 million at June 30, 2000. Revenue may be impacted in any one period by the backlog at the beginning of the period.

         Gross Profit. As a percentage of revenue, consolidated gross margin decreased from 3.8% for interim 2000 to 2.9% for interim 2001. The decrease in the construction services gross profit margin was the result of costs related to claims and cost overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at June 30, 2001 and by recording, in advance of receipt, conservative estimates of revenue from claims. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, and the timing of work performed by other subcontractors and the physical and geological condition of the construction site. The decrease in the construction materials gross profit margin was the result of continued costs, in the current interim period, of the Company's materials expansion strategy implemented in the second half of 2000. In comparing the gross profit margin during the interim period for 2000 and 2001, the first six months of 2000 incurred few start up costs associated with last year's expansion of the construction materials segment, while the first six months of 2001 reflect the improving, but not yet profitable, results of the expansion.

         General and Administrative Expenses. General and administrative expenses increased to $3.5 million for interim 2001 from $3.0 million for interim 2000. The increase resulted primarily from a $.2 million in general and administrative expenses attributed to expanding construction material operations, an increase of $.2 million in legal expenses, an increase of $.1 million in employee benefits offset, in part, by a $.09 million reduction of general and administrative expenses related to various employee incentive plans.

         Interest Income and Expense. Interest income for interim 2001 decreased to $.1 million from $.3 million for interim 2000 resulting primarily from a decrease in invested cash reserves. Interest expense increased for interim 2001 to $.2 million from $.1 million for interim 2000, due primarily to the Company borrowing on the line of credit.

         Net Income (Loss) After Income Taxes. Net income (loss) after income taxes was $(.5) million in interim 2001 as compared to $.2 million for interim 2000.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Revenue and Backlog. Revenue for the three months ended June 30, 2001 ("interim 2001") was $45.5 million compared to $45.4 million for the three months ended June 30, 2000 ("interim 2000"). The increase in revenue was the result of a $3.8 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates offset by a $3.7 million decrease in construction services. Backlog increased 8% to approximately $95.3 million at June 30, 2001 from $88.4 million at June 30, 2000. Revenue may be impacted in any one period by the backlog at the beginning of the period.

         Gross Profit. As a percentage of revenue, consolidated gross margin increased from 3.1% for interim 2000 to 4.7% for interim 2001. The increase in the construction services gross profit margin was the result of improved profitability on a number of projects and the reduction of losses on previously problematic projects. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, and the timing of work performed by other subcontractors and the physical and geological condition of the construction site. The increase in the construction services gross profit was offset by a decrease in the construction materials gross profit. The decrease in the construction materials gross profit margin resulted from increased costs for interim 2001 associated with the expansion of operations for construction materials.

         General and Administrative Expenses. General and administrative expenses increased to $1.7 million for interim 2001 from $1.5 million for interim 2000. The increase resulted primarily from a $.1 million in general and administrative expenses attributed to expanding construction material operations, an increase of $.1 million in legal expenses offset, in part, by a $.04 million reduction of general and administrative expenses related to various employee incentive plans.

         Interest Income and Expense. Interest income for interim 2001 decreased to $.06 million from $.1 million for interim 2000 resulting primarily from a decrease in invested cash reserves. Interest expense increased for interim 2001 to $.1 million from $.03 million for interim 2000, due primarily to the Company borrowing on the line of credit.

         Net Income After Income Taxes. Net income after income taxes was $.5 million in interim 2001 as compared to $.01 million for interim 2000.

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

         The following table sets forth for the six months ended June 30, 2001 and 2000, certain items from the condensed consolidated statements of cash flows.

                                                                        Six Months Ended
                                                                            June 30,
                                                             ----------------------------------------
                                                                    2001                 2000
                                                             -------------------   ------------------
Cash Flows Used in Operating Activities                      $         (575,882)   $      (2,889,738)
Cash Flows Used in Investing Activities                                (597,267)            (767,871)
Cash Flows Provided by Financing Activities                           1,923,477              179,097

         Although the Company may experience increased profitability as the Company expands its operations, particularly its aggregate, ready mix concrete and asphalt production, cash may be used to finance receivables, build inventories and for customer cash retention required under contracts subject to completion. It is not unusual for cash flows from construction projects nearing the final stages of completion to have negative cash flows. Claim-related costs expended on projects and the start-up costs of the business expansion have resulted in a significant decline in the Company's cash reserves. Accordingly, during the year ended December 31, 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001. The line of credit is collateralized by all of MVCI's assets. Under the line of credit, the Company is required to maintain a certain level of tangible net worth. At June 30, 2001, the Company is in compliance with all covenants under the line of credit. The line of credit expires December 31, 2001 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2005. The Company believes, but cannot assure, that the line of credit, together with the Company's historical ability to acquire new work may be sufficient to meet the Company's cash requirements for the next twelve months. As of June 30, 2001, the Company had withdrawn $6,241,975 from the line of credit. As of August 14, 2001, the Company had made a principal payment in the amount of $220,382 on the line of credit.

         Cash used in operating activities during interim 2001 amounted to $.6 million, primarily the result of an increase in accounts receivable, net of $8.1 million, an increase in net costs in excess of billings of $1.2 million, a net loss of $.5 million, offset, in part, by an increase in accounts payable of $7.3 million, a decrease in prepaid expenses and other of $.3 million, a decrease in income tax receivable of $.3 million and depreciation and amortization of $1.3 million.

         Cash used in operating activities during interim 2000 amounted to $2.9 million, primarily the result of a decrease in accounts payable of $2.3 million, a decrease in accrued liabilities of $.4 million, an increase in inventory of $.8 million, an increase in accounts receivable, net of $.5 million, and an increase in net costs in excess of billings of $.2 million offset, in part, by net income of $.2 million, depreciation and amortization of $1.2 million and a decrease in prepaid expenses and other of $.2 million.

         Cash used in investing activities during interim 2001 amounted to $.6 million related primarily to the purchase of property and equipment of $.4 million and an increase in restricted cash of $.3 million, offset by proceeds from the sale of property and equipment in the amount of $.1 million.

         Cash used in investing activities during interim 2000 amounted to $.8 million related primarily to the purchase of property and equipment of $.6 million and an increase in restricted cash of $.4 million, offset by proceeds from the sale of property and equipment in the amount of $.2 million.

         Cash provided by financing activities during interim 2001 amounted to $1.9 million related primarily to the proceeds received from a note payable of $3.2 million, offset by the repayment of notes payable and capital lease obligations of $1.3 million.

         Cash provided by financing activities during interim 2000 amounted to $.2 million related primarily to the proceeds received from a note payable of $1.5 million, offset by the repayment of notes payable and capital lease obligations of $1.3 million.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $1,460,718. Amortization expense during the six-month period ended June 30, 2001 was $40,015. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

         Interest Rate Risk - From time to time the Company temporarily invests its cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company's management monitors risk exposure to monies invested in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalent in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk to exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.


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

         The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or
-----------------------------------------------------------
will make claims as described below on the following contracts:

     1. Five contracts with the New Mexico State Highway and Transportation Department ("NMSHTD") - The approximate value of claims on these projects is $19,050,000 of which approximately $14,150,000 is on behalf of MVCI and the balance of $4,900,000 is on behalf of the prime contractors or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of the events given rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages that may be assessed on the contracts.

         Johnson Danley Construction Company ("JD") was the prime contractor on one of the aforementioned contracts with NMSHTD. In May, 2001, JD filed for protection under the bankruptcy laws and as a direct result was found in default on the NMSHTD contract. MVCI had assisted JD in obtaining surety credit to provide the payment and performance bonds required under the contract. In doing so, MVCI indemnified the surety company in the event JD failed to satisfactorily perform on the contract. Therefore MVCI is now performing the remainder of the work on the contract for the surety company, but due to the indemnification, MVCI is at risk for any cost overruns that may be incurred in completing the work. The remaining proceeds of the contract are approximately $2,460,000 and MVCI has yet to complete a thorough evaluation of the costs to complete. Appropriate adjustments will be made to costs and estimated costs as they become more certain. In addition, all rights to claim proceeds formerly belonging to JD are now the property of MVCI to the extent that MVCI incurs costs performing work that would have otherwise belonged to JD. Management believes that if the analysis of costs to complete exceeds the remaining contract proceeds, there will be sufficient valid contract claims to offset the costs and therefore, this issue may have no material affect on the Company.

     2. Clark County, Nevada - The approximate total value of claims on this project is $13,801,160 of which approximately $3,836,132 is on behalf of MVCI. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

         The above claims combined total approximately $32,851,160. Of that total, MVCI's portion of the claims total approximately $17,986,132 and the balance of approximately $14,865,028 pertains to prime contractor or subcontractors' claims. Relative to the aforementioned claims, the Company has recorded approximately $6,144,904 in claim revenue to offset portions of the costs incurred to-date on the claims. Although the Company believes this presents a reasonably conservative posture, any claims proceeds ultimately awarded to the Company less than $6,144,904 will result in a reduction of income. Conversely, any amount of claims proceeds in excess of $6,144,904 will be an increase in income.

Lawsuits Filed Against Meadow Valley Contractors, Inc.
------------------------------------------------------

     1. Innovative Construction Services, Inc. ("ICS"), District Court, Clark County, NV - ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS' claims have merit and intends to vigorously defend against these claims and will eventually seek to recover the damages ICS has caused the Company through its failure to perform.

     2. AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for costs overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is approximately $3,000,000. MVCI's countersuit against AnA is for approximately $2,000,000. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.

     3. The Company is defending a claimed preference in connections with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits:

         10.149   Lease Agreement with Associates Leasing, Inc.
         10.150   Lease Agreement with M&I First National Leasing Corp.
         10.151   Lease Agreement with Trinity Capital Corporation

     b.  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MEADOW VALLEY CORPORATION
                                                    (Registrant)


                              By      /s/ Bradley E. Larson
                                      ------------------------------------------
                                      Bradley E. Larson
                                      President and Chief Executive Officer



                              By      /s/ Nicole R. Smith
                                      ------------------------------------------
                                      Nicole R. Smith
                                      Principal Accounting Officer