Form 10-Q
period 2001-09-30
MEADOW VALLEY CORP
filed 2001-11-13
CIK 934749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                          Commission File No 0-25428


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]


     Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2001:

                         Common Stock, $.001 par value
                               3,559,938 shares

                          MEADOW VALLEY CORPORATION
                                    INDEX
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations (Unaudited) - Nine Months Ended
     September 30, 2001 and September 30, 2000                                                   3

     Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended
     September 30, 2001 and September 30, 2000                                                   4

     Condensed Consolidated Balance Sheets - As of September 30, 2001 (Unaudited) and
     December 31, 2000                                                                           5

     Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended
     September 30, 2001 and September 30, 2000                                                   6

     Notes to Condensed Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                              17


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      17

Item 6.  Exhibits and Reports on Form 8-K                                                       19

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                              ------------------------------------
                                                                                   2001                  2000
                                                                              --------------        --------------
Revenue                                                                       $ 133,449,734         $ 128,402,900
Cost of revenue                                                                 128,902,986           123,462,464
                                                                              --------------        --------------
Gross Profit                                                                      4,546,748             4,940,436
General and administrative expenses                                               4,973,476             4,842,142
                                                                              --------------        --------------
Income (loss) from operations                                                      (426,728)               98,294
                                                                              --------------        --------------
Other income (expense):
        Interest income                                                             175,455               462,816
        Interest expense                                                           (353,676)             (174,500)
        Other income                                                                358,223                46,788
                                                                              --------------        --------------
                                                                                    180,002               335,104
                                                                              --------------        --------------
Income (loss) before income taxes                                                  (246,726)              433,398
Income tax benefit (expense)                                                         92,522              (173,353)
                                                                              --------------        --------------
Net income (loss)                                                             $    (154,204)        $     260,045
                                                                              ==============        ==============
Basic net income (loss) per common share                                      $       (0.04)        $        0.07
                                                                              ==============        ==============
Diluted net income (loss) per common share                                    $       (0.04)        $        0.07
                                                                              ==============        ==============
Basic weighted average common shares outstanding                                  3,559,938             3,546,016
                                                                              ==============        ==============
Diluted weighted average common shares outstanding                                3,559,938             3,546,016
                                                                              ==============        ==============

                 MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                          ----------------------------------------
                                                                                2001                  2000
                                                                          ------------------    ------------------
Revenue                                                                   $      52,619,530     $      44,434,571

Cost of revenue                                                                  50,413,756            42,692,537
                                                                          ------------------    ------------------
Gross Profit                                                                      2,205,774             1,742,034

General and administrative expenses                                               1,501,449             1,792,689
                                                                          ------------------    ------------------
Income (loss) from operations                                                       704,325               (50,655)
                                                                          ------------------    ------------------
Other income (expense):
        Interest income                                                              48,912               162,886
        Interest expense                                                           (128,969)              (95,172)
        Other income (expense)                                                     (103,543)               12,119
                                                                          ------------------    ------------------
                                                                                   (183,600)               79,833
                                                                          ------------------    ------------------
Income before income taxes                                                          520,725                29,178

Income tax expense                                                                 (195,272)              (11,663)
                                                                          ------------------    ------------------
Net income                                                                $         325,453     $          17,515
                                                                          ==================    ==================
Basic net income per common share                                         $            0.09     $               -
                                                                          ==================    ==================
Diluted net income per common share                                       $            0.09     $               -
                                                                          ==================    ==================
Basic weighted average common shares outstanding                                  3,559,938             3,559,938
                                                                          ==================    ==================
Diluted weighted average common shares outstanding                                3,559,938             3,559,938
                                                                          ==================    ==================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          September 30,          December 31,
                                                                              2001                  2000 *
                                                                        ------------------     ------------------
Assets:                                                                    (Unaudited)
Current Assets:
       Cash and cash equivalents                                        $       1,092,002      $       1,822,598
       Restricted cash                                                          2,353,998              1,783,005
       Accounts receivable, net                                                26,765,779             14,297,564
       Prepaid expenses and other                                                 485,349                749,708
       Inventory                                                                5,857,434              5,242,148
       Income tax receivable                                                      268,077                774,000
       Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                11,623,682              9,828,009
                                                                        ------------------     ------------------
                Total Current Assets                                           48,446,321             34,497,032
Property and equipment, net                                                    18,177,605             18,111,506
Deferred tax asset                                                                873,441                873,441
Refundable deposits                                                               134,834                176,565
Goodwill, net                                                                   1,440,711              1,500,733
Mineral rights                                                                    184,438                226,753
                                                                        ------------------     ------------------
                Total Assets                                            $      69,257,350      $      55,386,030
                                                                        ==================     ==================

Liabilities and Stockholders' Equity:
Current Liabilities:
       Accounts payable                                                 $      29,068,727      $      17,606,113
       Accrued liabilities                                                      2,187,352              2,289,698
       Notes payable                                                            3,082,698              1,604,399
       Obligations under capital leases                                         1,029,997              1,041,921
       Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                 5,193,360              6,054,814
                                                                        ------------------     ------------------
                Total Current Liabilities                                      40,562,134             28,596,945
Deferred tax liability                                                          2,272,700              2,272,700
Notes payable, less current portion                                            10,273,065              7,674,608
Obligations under capital leases, less current portion                          3,065,418              3,603,540
                                                                        ------------------     ------------------
                Total Liabilities                                              56,173,317             42,147,793
                                                                        ------------------     ------------------
Commitments and contingencies
Stockholders' Equity:
       Preferred stock-$.001 par value; 1,000,000 shares authorized,
          none issued and outstanding                                                   -                      -
       Common stock-$.001 par value; 15,000,000 shares authorized,
          3,559,938 and 3,559,938 issued and outstanding                            3,601                  3,601
       Additional paid-in capital                                              10,943,569             10,943,569
       Capital adjustments                                                       (799,147)              (799,147)
       Retained earnings                                                        2,936,010              3,090,214
                                                                        ------------------     ------------------
                Total Stockholders' Equity                                     13,084,033             13,238,237
                                                                        ------------------     ------------------
                Total Liabilities and Stockholders' Equity              $      69,257,350      $      55,386,030
                                                                        ==================     ==================

*Derived from audited financial statements

                 MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                          ----------------------------------------
                                                                                2001                  2000
                                                                          ------------------    ------------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
        Cash received from customers                                      $     118,681,534     $     126,583,669
        Cash paid to suppliers and employees                                   (120,856,918)         (129,938,998)
        Interest received                                                           175,455               507,618
        Interest paid                                                              (353,676)             (174,500)
        Income taxes refunded (paid)                                                598,445               (71,911)
                                                                          ------------------    ------------------
             Net cash used in operating activities                               (1,755,160)           (3,094,122)
                                                                          ------------------    ------------------

Cash flows from investing activities:
        Increase in restricted cash                                                (570,993)             (143,224)
        Proceeds from sale of property and equipment                                 84,887               270,425
        Purchase of property and equipment                                         (420,989)           (1,476,862)
                                                                          ------------------    ------------------
             Net cash used in investing activities                                 (907,095)           (1,349,661)
                                                                          ------------------    ------------------

Cash flows from financing activities:
        Proceeds received from note payable                                       4,182,533             4,555,515
        Repayment of notes payable                                               (1,426,370)           (4,132,814)
        Repayment of capital lease obligations                                     (824,504)             (898,401)
                                                                          ------------------    ------------------
             Net cash provided by (used in) financing activities                  1,931,659              (475,700)
                                                                          ------------------    ------------------

Net decrease in cash and cash equivalents                                          (730,596)           (4,919,483)

Cash and cash equivalents at beginning of period                                  1,822,598             6,177,489
                                                                          ------------------    ------------------
Cash and cash equivalents at end of period                                $       1,092,002     $       1,258,006
                                                                          ==================    ==================

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                          ----------------------------------------
                                                                                2001                  2000
                                                                          ------------------    ------------------
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income (Loss) to Net Cash Used in
   Operating Activities:
Net Income (Loss)                                                         $        (154,204)    $         260,045
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                             1,968,472             1,851,812
        Gain on sale of property and equipment                                       (1,081)             (145,956)

Changes in Operating Assets and Liabilities:
        Accounts receivable, net                                                (12,468,215)           (4,689,858)
        Prepaid expenses and other                                                  264,359               (75,863)
        Inventory                                                                  (615,286)           (1,248,121)
        Income tax receivable                                                       505,923               101,442
        Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                 (1,795,673)            1,007,635
        Refundable deposits                                                          41,731               (96,067)
        Accounts payable                                                         11,462,614            (1,945,955)
        Accrued liabilities                                                        (102,346)             (120,198)
        Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                   (861,454)            2,006,962
                                                                          ------------------    ------------------
             Net cash used in operating activities                        $      (1,755,160)    $      (3,094,122)
                                                                          ==================    ==================

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

2.   Presentation of Interim Information:

         The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of operating results for the entire year.

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

         Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. During the nine months ended September 30, 2001, revenue from anticipated claim proceeds increased by approximately $1,147,687. At September 30, 2001, claim revenue in the amount of approximately $6,968,591 has been recorded while the estimated total claims that have been filed or will be filed were approximately $52,781,913. Of the $52,781,913 in claims, approximately $24,443,296 represents costs incurred by other prime contractors or MVCI subcontractors for which claims are filed by MVCI on their behalf leaving the balance of approximately $28,338,617 as MVCI costs. The Company must obtain at least $6,968,591 in proceeds from its $28,338,617 portion of the total claims or there would be a reduction in earnings.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.     Recent Accounting Pronouncements:

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

     The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $1,440,711. Amortization expense during the nine-month period ended September 30, 2001 was $60,022. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

         SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

         SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

         SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Company's financial statements.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.     Notes Payable:

         Summary of third quarter additions to notes payable and its balance at September 30, 2001:

              Note payable, interest rate at 8.5%, with monthly
              payments of $23,603, due 2/27/06, collateralized
              by equipment                                                       $   1,039,953

              Note payable, interest rate at 0%, with monthly
              payments of $5,012, due 9/28/04, collateralized
              by equipment                                                             180,430
                                                                                 -------------
                                                                                     1,220,383
              Less:  current portion                                                  (262,762)
                                                                                 -------------
                                                                                 $     957,621
                                                                                 =============



         Following are maturities of the above long-term debt for each of the next 5 years:

              2002                                                               $   262,762
              2003                                                                   280,671
              2004                                                                   280,164
              2005                                                                   261,236
              Subsequent to 2005                                                     115,550
                                                                                 -----------
                                                                                 $ 1,200,383
                                                                                 ===========

6.     Line of Credit:

         In July 2000, the Company entered into a revolving loan agreement ("line of credit"). In July 2001, the Company amended the line of credit agreement. Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2005. At September 30, 2001, the interest rate on the line of credit was at 6.25%. The line of credit is collateralized by all of MVCI's and RMI's assets and guaranteed by the Company. Under the terms of the line of credit, the Company is required to maintain certain levels of tangible net worth. As of September 30, 2001, the Company was in compliance with all such covenants and had withdrawn $7,000,000 from the line of credit.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.     Commitments:

         During the quarter ended September 30, 2001, the Company purchased equipment under a capital lease agreement expiring in the year 2004. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life.

         Minimum future lease payments under the above mentioned capital lease as of September 30, 2001 for each of the next four years and in aggregate are:


              2002                                             $   11,541
              2003                                                 11,541
              2004                                                 17,975
                                                               ----------
              Total minimum lease payments                         41,057
              Less:  amount representing interest                  (6,095)
                                                               ----------
              Present value of net minimum lease payment       $   34,962
                                                               ==========


8.     Contingencies:

         Johnson Danley Construction Company ("JD") was the prime contractor on one of the contracts with the New Mexico State Highway and Transportation Department ("NMSHTD"). In May 2001, JD filed for protection under the bankruptcy laws and as a direct result was found in default on the NMSHTD contract. At the time the contract was bid and awarded, MVCI had assisted JD in obtaining surety credit to provide the payment and performance bonds required under the contract. In doing so, MVCI indemnified the surety company in the event JD failed to satisfactorily perform on the contract. Therefore MVCI has the obligation to complete the contract for the surety company. By virtue of JD's default and MVCI's role as the completing contractor, all rights to claims proceeds formerly belonging to JD are now the property of MVCI to the extent that MVCI incurs costs to perform work that would have otherwise belonged to JD. Accordingly, it is conceivable that cost overruns incurred by MVCI in completing JD's work may be offset, in whole or in part, by contract proceeds, whether those proceeds come from regular contractual payments or from payments on claims. At the time of JD's default, there remained approximately $2.5 million of JD work to be performed on the contract. Through the period ending September 30, 2001, MVCI completed approximately 99% of that amount and incurred costs in excess of revenue of approximately $1.3 million. The Company believes that there exist claims of sufficient merit and magnitude to recoup these cost overruns from future claim proceeds and, accordingly, has booked an amount of claim proceeds to offset those costs to date. The final costs to complete JD's work and resolve claims filed by JD's unpaid vendors, suppliers and subcontractors against the payment bond remain, as yet, not entirely determinable due to the insufficient and vague information being provided to MVCI by the payment bond claimants. As a result, the Company cannot predict with reasonable accuracy what the final costs will be and therefore has not yet booked possible losses or additional claim revenue until such time as they are ascertainable. The Company believes that this information will be known within the next quarter.

9.     Statement of Cash Flows:
         Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

         During the nine months ended September 30, 2001, the Company financed the purchase of equipment in the amount of $1,595,051.

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Subsequent Events:

         In October 2001, the Company financed the purchase of equipment in the amount of $180,262. The capital lease obligation has an interest rate of 5.8%, with monthly payments of $4,217, and is due October 2005.

11.    Segment Information:

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

                                                         Nine Months Ended September 30,
                                       --------------------------------------------------------------------
(dollars in thousands)                             2001                                2000
                                       -------------------------------     --------------------------------
                                                Construction                        Construction
                                         Services         Materials          Services          Materials
                                       -------------     -------------     -------------     --------------
Gross revenue                          $     111,128     $      23,793     $     115,284     $       14,024
Intercompany revenue                               -             1,471                 -                905
Cost of revenue                              107,607            22,767           111,178             13,189
Interest income                                  160                15               441                 22
Interest expense                                (214)             (140)             (153)               (21)
Depreciation and amortization                  1,364               605             1,389                463
Income (loss) before taxes                       239              (485)              836               (403)
Income tax benefit (expense)                     (90)              182              (334)               161
Net income (loss)                                149              (303)              502               (242)
Total assets                                  55,360            13,897            49,221             12,826


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

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $76.4 million at September 30, 2001, compared to approximately $72.9 million at September 30, 2000. At September 30, 2001, the Company's backlog included approximately $28.2 million of work that is scheduled for completion during 2001. Accordingly, revenue in the future will be significantly reduced if the Company is unable to obtain substantial new projects in 2001. During the third quarter ended September 30, 2001, the Company obtained new projects totaling approximately $19.9 million.

     Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. At September 30, 2001, claim revenue in the amount of approximately $7.0 million has been recorded while the estimated total claims that have been filed or will be filed were approximately $52.8 million. Of the $52.8 million in claims, approximately $24.5 million represents costs incurred by other prime contractors or MVCI subcontractors for which claims are filed by MVCI on their behalf leaving the balance of approximately $28.3 million as MVCI costs. The Company must obtain at least $7.0 million in proceeds from its $28.3 million portion of the total claims or there would be a reduction in earnings.

Results of Operations

     The following table sets forth, for the nine and the three months ended September 30, 2001 and 2000, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                                Nine Months Ended                 Three Months Ended
                                                  September 30,                      September 30,
                                          ------------------------------     ------------------------------
                                             2001              2000              2001             2000
                                          ------------     -------------     -------------     ------------
Revenue                                      100.0%            100.0%            100.0%           100.0%
Gross Profit                                   3.4%              3.8%              4.2%             3.9%
General and administrative expenses            3.7%              3.8%              2.9%             4.0%
Interest income                                0.1%              0.4%              0.1%             0.4%
Interest expense                              -0.3%             -0.1%             -0.2%            -0.2%
Other income                                   0.3%              0.0%             -0.2%             0.0%
Income (loss) before income taxes             -0.2%              0.3%              1.0%             0.1%
Income tax benefit (expense)                   0.1%             -0.1%             -0.4%             0.0%
Net income (loss)                             -0.1%              0.2%              0.6%             0.0%

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenue and Backlog. Revenue for the nine months ended September 30, 2001 ("interim 2001") was $133.4 million compared to $128.4 million for the nine months ended September 30, 2000 ("interim 2000"). The increase in revenue was the result of a $9.2 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates offset by a $4.2 million decrease in construction services. Backlog increased 5% to approximately $76.4 million at September 30, 2001 from $72.9 million at September 30, 2000. Revenue may be impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. Consolidated gross profit decreased from $4.9 million for interim 2000 to $4.5 million for interim 2001. The decrease in the construction services gross profit was the result of costs related to claims and cost overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at September 30, 2001 and by recording, in advance of receipt, conservative estimates of revenue from claims. Gross profit is affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, and the timing of work performed by other subcontractors and the physical and geological condition of the construction site. The decrease in the construction services gross profit was offset by an increase in the construction materials gross profit. Gross profit from construction materials increased from $.8 million for interim 2000 to $1.0 million for interim 2001. While gross profit from construction materials increased, the gross margin, as a percent of gross revenue declined in interim 2001 to 4.3% from 6.0% in interim 2000. In comparing the gross profit margin during the interim period for 2000 and 2001, the first half of 2000 incurred few start up costs associated with last year's expansion of the construction materials segment, while the first half of 2001 reflect the improving, but not yet profitable, results of the expansion.

     General and Administrative Expenses. General and administrative expenses increased to $5.0 million for interim 2001 from $4.8 million for interim 2000. The increase resulted primarily from a $.3 million in general and administrative expenses attributed to expanding construction material operations, an increase of $.1 million in bad debt expense, an increase of $.1 million in employee benefits offset, in part, by a $.3 million reduction of general and administrative expenses related to various employee incentive plans.

     Interest Income and Expense. Interest income for interim 2001 decreased to $.2 million from $.5 million for interim 2000 resulting primarily from a decrease in invested cash reserves. Interest expense increased for interim 2001 to $.4 million from $.2 million for interim 2000, due primarily to the Company borrowing on the line of credit.

     Net Income (Loss) After Income Taxes. Net income (loss) after income taxes was $(.2) million in interim 2001 as compared to $.3 million for interim 2000.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenue and Backlog. Revenue for the three months ended September 30, 2001 ("interim 2001") was $52.6 million compared to $44.4 million for the three months ended September 30, 2000 ("interim 2000"). The increase in revenue was the result of a $3.1 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates and a $5.1 million increase in construction services. Backlog increased 5% to approximately $76.4 million at September 30, 2001 from $72.9 million at September 30, 2000. Revenue may be impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. Consolidated gross profit increased to $2.2 million for interim 2001 from $1.7 million for interim 2000 and consolidated gross margin, as a percent of revenue, increased to 4.2% in interim 2001 from 3.9% in interim 2000. Gross profit from construction services dropped slightly to $1.8 million in interim 2001 from $1.9 million in interim 2000 and the gross profit margin dropped to 4.0% from 4.7% in the respective periods. The decrease in the construction services gross profit was the result of costs related to claims and cost overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at September 30, 2001 and by recording, in advance of receipt, conservative estimates of revenue from claims. The increase in consolidated gross profit, then, was the result of improved profitability from the construction materials segment where gross profit improved to $.5 million in interim 2001 from a $.1 million loss in interim 2000. The gross margin, as a percent of gross revenue, on construction materials improved to 5.6% for interim 2001 from

(2.7%) in interim 2000. The improved performance for the construction materials segment during interim 2001 is the result of a 63% increase in revenue from interim 2000 that results from the expansion of construction materials operations implemented last year.

     General and Administrative Expenses. General and administrative expenses decreased to $1.5 million for interim 2001 from $1.8 million for interim 2000. The decrease resulted primarily from a $.1 million reduction of general and administrative expenses related to various employee incentive plans and an decrease in of $.1 million in legal expenses. The reduction of legal expenses was a result of the Company allocating legal expenses to direct job cost in the income statement.

     Interest Income and Expense. Interest income for interim 2001 decreased to $.05 million from $.2 million for interim 2000 resulting primarily from a decrease in invested cash reserves. Interest expense increased for interim 2001 to $.13 million from $.1 million for interim 2000, due primarily to the Company borrowing on the line of credit.

     Net Income After Income Taxes. Net income after income taxes was $.3 million in interim 2001 as compared to $.02 million for interim 2000.

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

     The following table sets forth for the nine months ended September 30, 2001 and 2000, certain items from the condensed consolidated statements of cash flows.

                                                            Nine Months Ended
                                                              September 30,
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------
Cash Flows Used in Operating Activities                $(1,755,160) $(3,094,122)
Cash Flows Used in Investing Activities                   (907,095)  (1,349,661)
Cash Flows Provided by (Used in) Financing Activities    1,931,659     (475,700)

     Although the Company may experience increased profitability as the Company expands its operations, particularly its aggregate, ready mix concrete and asphalt production, cash may be used to finance receivables, build inventories and for customer cash retention required under contracts subject to completion. It is not unusual for cash flows from construction projects nearing the final stages of completion to have negative cash flows. Claim-related costs expended on projects and the start-up costs of the business expansion have resulted in a significant decline in the Company's cash reserves. Accordingly, during the year ended December 31, 2000, the Company entered into a revolving loan agreement ("line of credit"). In July 2001, the Company amended the line of credit agreement. Under the terms of the agreement, the Company may borrow $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001. At September 30, 2001, the interest rate on the line of credit was at 6.25%. The line of credit is collateralized by all of MVCI's and RMI's assets. Under the line of credit, the Company is required to maintain a certain level of tangible net worth. At September 30, 2001, the Company is in compliance with all covenants under the line of credit. The line of credit expires December 31, 2001 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2005. The Company believes, but cannot assure, that the line of credit, together with the Company's historical ability to acquire new work may be sufficient to meet the Company's cash requirements for the next twelve months. As of September 30, 2001, the Company had withdrawn $7,000,000 from the line of credit.

     Cash used in operating activities during interim 2001 amounted to $1.8 million, primarily the result of an increase in accounts receivable, net of $12.5 million, an increase in net costs in excess of billings of $2.6 million, an increase in inventory of $.6 million, a net loss of $.1 million, offset, in part, by an increase in accounts payable of $11.5 million, a decrease in income tax receivable of $.5 million and depreciation and amortization of $2.0 million.

     Cash used in operating activities during interim 2000 amounted to $3.1 million, primarily the result of a decrease in accounts payable of $1.9 million, a decrease in accrued liabilities of $.1 million, an increase in inventory of $1.2 million, an increase in accounts receivable, net of $4.7 million offset, in part, by net income of $.3 million, depreciation and amortization of $1.8 million and an increase in net billings in excess of costs of $3 million.

     Cash used in investing activities during interim 2001 amounted to $.9 million related primarily to the purchase of property and equipment of $.4 million and an increase in restricted cash of $.6 million, offset by proceeds from the sale of property and equipment in the amount of $.1 million.

     Cash used in investing activities during interim 2000 amounted to $1.3 million related primarily to the purchase of property and equipment of $1.5 million and an increase in restricted cash of $.1 million, offset by proceeds from the sale of property and equipment in the amount of $.3 million.

     Cash provided by financing activities during interim 2001 amounted to $1.9 million related primarily to the proceeds received from a note payable of $4.2 million, offset by the repayment of notes payable and capital lease obligations of $2.3 million.

     Cash used in financing activities during interim 2000 amounted to $.5 million related primarily to the repayment of notes payable and capital lease obligations of $5.0 million, offset by the proceeds received from a note payable of $4.5 million.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

     The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $1,440,711. Amortization expense during the nine-month period ended September 30, 2001 was $60,022. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

        SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

        SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Company's financial statements.


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

        The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or
-----------------------------------------------------------
will make claims as described below on the following contracts:

     1. Five contracts with the New Mexico State Highway and Transportation Department ("NMSHTD") - The approximate value of claims on these projects is $33,646,516 of which approximately $22,088,485 is on behalf of MVCI and the balance of $11,558,031 is on behalf of the prime contractors or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time largely because of the events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages that may be assessed on the contracts.

          Johnson Danley Construction Company ("JD") was the prime contractor on one of the aforementioned contracts with NMSHTD. In May 2001, JD filed for protection under the bankruptcy laws and as a direct result was found in default on the NMSHTD contract. At the time the contract was bid and awarded, MVCI had assisted JD in obtaining surety credit to provide the payment and performance bonds required under the contract. In doing so, MVCI indemnified the surety company in the event JD failed to satisfactorily perform on the contract. Therefore MVCI has the obligation to complete the contract for the surety company. By virtue of JD's default and MVCI's role as the completing contractor, all rights to claims proceeds formerly belonging to JD are now the property of MVCI to the extent that MVCI incurs costs to perform work that would have otherwise belonged to JD. Accordingly, it is conceivable that cost overruns incurred by MVCI in completing JD's work may be offset, in whole or in part, by contract proceeds, whether those proceeds come from regular contractual payments or from payments on claims. At the time of JD's default, there remained approximately $2.5 million of JD work to be performed on the contract. Through the period ending September 30, 2001, MVCI completed approximately 99% of that amount and incurred costs in excess of revenue of approximately $1.3 million. The Company believes that there exist claims of sufficient merit and magnitude to recoup these cost overruns from future claim proceeds and, accordingly, has booked an amount of claim proceeds to offset those costs to date. The final costs to complete JD's work and resolve claims filed by JD's unpaid vendors, suppliers and subcontractors against the payment bond remain, as yet, not entirely determinable due to the insufficient and vague information being provided to MVCI by the payment bond claimants. As a result, the Company cannot predict with reasonable accuracy what the final costs will be and therefore has not yet booked possible losses or additional claim revenue until such time as they are ascertainable. The Company believes that this information will be known within the next quarter.

     2. Clark County, Nevada - The approximate total value of claims on this project is $19,135,397 of which approximately $6,250,132 is on behalf of MVCI. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

          The above claims combined total approximately $52,781,913. Of that total, MVCI's portion of the claims total approximately $28,338,617 and the balance of approximately $24,443,296 pertains to prime contractor or subcontractors' claims. Relative to the aforementioned claims, the Company has recorded approximately $6,968,591 in claim revenue to offset portions of the costs incurred to-date on the claims. Although the Company believes this presents a reasonably conservative posture, any claims proceeds ultimately awarded to the Company less than $6,968,591 will result in a reduction of income. Conversely, any amount of claims proceeds in excess of $6,968,591 will be an increase in income.

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

     2. AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for costs overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is approximately $4,000,000. MVCI's countersuit against AnA is for approximately $2,600,000. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.

     3. The Company is defending a claimed preference in connections with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

        10.152   Security Agreement with FCC Equipment Financing, Inc.
        10.153   Lease Agreement with CitiCapital
        10.154 Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.
        10.155 Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.
        10.156   Lease Agreement with Thomas Mining, LLC
        10.157   Employment Agreement with Mr. Kiesel
        10.158   Security Agreement with Volvo Commercial Finance LLC The
                 Americas

     b. Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

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

                                                     MEADOW VALLEY CORPORATION
                                                            (Registrant)


                                     By  /s/ Bradley E. Larson
                                         --------------------------------------
                                         Bradley E. Larson
                                         President and Chief Executive Officer


                                     By  /s/ Nicole R. Smith
                                         ---------------------------------------
                                         Nicole R. Smith
                                         Principal Accounting Officer