Form 10-K405
period 2001-12-31
MEADOW VALLEY CORP
filed 2002-04-01
CIK 934749

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class:                Name of exchange on which registered:
     -------------------                 ------------------------------------
Common stock, $.001 par value                   Nasdaq SmallCap Market
Common stock purchase warrants                  Nasdaq SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On March 6, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates was $5,636,863

  On March 6, 2002, there were 3,559,938 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2001.

                           MEADOW VALLEY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS


                                     PART I                             PAGE

 Item 1.          Business                                                3
 Item 2.          Properties                                             10
 Item 3.          Legal Proceedings                                      11
 Item 4.          Submission of Matters to a Vote of Security Holders    12

                                    PART II

 Item 5.          Market for the Registrant's Common Stock and Related
                   Stockholders Matters                                  12
 Item 6.          Selected Financial Data                                13
 Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  14
 Item 7A.         Quantitative and Qualitative Disclosures About
                    Market Risk                                          21
 Item 8.          Financial Statements and Supplementary Data            22
 Item 9.          Change in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                  22

                                   PART III

 Item 10.         Directors and Executive Officers of the Registrant     22
 Item 11.         Executive Compensation                                 22
 Item 12.         Security Ownership of Certain Beneficial Owners and
                    Management                                           22
 Item 13.         Certain Relationships and Related Transactions         22

                                    PART IV

 Item 14.         Exhibits, Financial Statement Schedule and Reports
                    on Form 8-K                                          23

                                     PART I

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

     Two consecutive years of operating losses, due primarily to losses on projects in New Mexico and one project in Clark County, Nevada and start-up costs related to the expansion of the ready mix business have greatly impaired working capital and caused cash shortages. As a result, payment of payables is slower than normal and the Company has borrowed the full amount available under its line of credit. The Company has filed, or will file, claims to recoup costs incurred on projects where the Company believes it is due compensation under the terms of the respective contract. Prosecution of these claims through the obligatory administrative levels and then, if necessary, through mediation, arbitration or litigation is a time-consuming process and, therefore, the Company's working capital will likely remain at decreased levels until final resolution of the claims. The resultant decline in working capital has also reduced the Company's bonding capacity that determines the size and number of projects the Company can bid on and obtain.

     Given these circumstances, the Company has acted to improve working capital by, among other things, considering the sale of certain assets. Accordingly, on March 22, 2002, the Company executed a definitive agreement to sell certain pit assets that include the quarry near Prescott Valley, Arizona and the gravel pit near Chino Valley, Arizona. The Company previously announced entering into a non-binding letter of intent with RMI Enterprises, LLC for the stock sale of Ready Mix, Inc., the Company's ready mix concrete subsidiary, but that letter of intent was terminated on March 26, 2002. The termination stemmed from the conclusion that the purchase price offer significantly undervalued Ready Mix, Inc.; that the Company could not obtain a clean opinion of legal counsel acceptable to the Board of Directors certifying that the transaction, as proposed, would fully conform to Nevada laws; and the Board's determination that, at this time, the sale of pit assets was preferable to the sale of Ready Mix, Inc. The transaction proposed by the definitive agreement will, depending upon final inventory stockpile measurement, yield approximately $4.1 to $4.4 million in cash and eliminate approximately $.2 million in debt and $1.7 million in future operating lease payments.

HISTORY

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

     Meadow Valley Corporation (the "Company") was incorporated in Nevada on September 15, 1994. In October and November 1995, the Company sold 1,926,250 Units of its securities to the public at $6.00 per Unit (the "Public Offering"). Each Unit consisted of one share of $.001 par value common stock and one common stock purchase warrant exercisable to purchase one additional share of common stock at $7.20 per share until October 16, 2000. In September 2000, the exercise price of the warrants was reduced to $5.00 per share and the exercise
period was extended until June 30, 2002.   The Company currently has two wholly
owned subsidiaries, Meadow Valley Contractors, Inc. and Ready Mix, Inc.

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

     Through MVCI, the Company primarily operates as a heavy construction contractor. MVCI specializes in public infrastructure projects including the construction of bridges and overpasses, channels, roadways, highways and airport runways. MVCI generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the
states of Nevada, Arizona, and Utah.   MVCI primarily seeks public sector
customers
because public sector projects are less cyclical than private sector projects, payment is more reliable, work required by the project is generally standardized and little marketing expense is incurred in obtaining projects.

     In 1996, the Company expanded into the materials segment of the construction industry with the formation of Ready Mix, Inc. ("RMI"). RMI manufactures and distributes ready mix concrete and owns and operates four ready mix concrete batch plants - two in the Las Vegas, NV area and two in the Phoenix, AZ area and 95 ready mix trucks. RMI also produces the majority of its own rock and sand for its Nevada plants from a crushing and screening plant in Moapa, NV. RMI primarily targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. RMI began its ready mix concrete operation from its first location in North Las Vegas in March 1997, began processing rock and sand from its Moapa pit in November 1999 and expanded into the Phoenix market with two plants in 2000.

     Consistent with the Company's dual interests in construction services and construction materials, the Company owns and leases two portable hot mix asphalt plants, a rubberized asphalt plant, and related asphalt paving equipment. The portability of these asphalt paving capabilities provides the Company with an opportunity to expand its existing geographic market, enhance its construction operations in its existing market, improve its competitiveness and generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt, or rubberized asphalt. These capabilities also afford the Company the opportunity to provide construction materials or to subcontract its services to other construction companies.

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $76 million at December 31, 2001, compared to $75 million at December 31, 2000, and consists of various projects in Nevada, Arizona and Utah. Approximately $65 million of the Company's backlog is
scheduled for completion during 2002.   The Company has acted as the prime
contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Utah Department of Transportation, the Clark County (Nevada) Department of Public Works, the Salt Lake City (Utah) Airport Authority, the New Mexico State Highway and Transportation Department and the City of Phoenix.

     In 1996, the Company formed Prestressed Products Incorporated ("PPI") as a wholly owned subsidiary to design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines included architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company's office in Moapa, Nevada. As a result of continuing operating losses, in June 1998, the Company adopted a formal plan (the "Plan") to discontinue the operations of PPI. The Plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets of PPI, which included a provision of $1,350,000 for estimated losses during the phase-out period of July 1, 1998 through June 30, 1999. During the twelve months ended December 31, 1999 the Company incurred $598,172 of the expected losses (net of income tax benefit of $398,743).

BUSINESS STRATEGY

     The Company seeks to grow revenue and improve profitability by pursuing the following business strategy:

     (i) Continue to actively bid in the construction markets in Arizona, Nevada and Utah and improve construction project profitability. The Company will continue to actively bid on transportation infrastructure and other related heavy civil projects in its core geographic market of Arizona, Nevada and Utah. The difficulties experienced in getting paid by the New Mexico State Highway and Transportation Department has caused the Company to cease operations in the New Mexico market with the exception of the ongoing prosecution of claims which is performed from the Phoenix, AZ office. The Company will strive to increase margins on new work bidding.

     (ii) Due to the need for additional working capital, the Company may seek to sell the mineral leases in New Mexico, or alternatively, to form a strategic alliance to operate the pits as commercial sources for aggregate sales to third parties. In addition, the Company entered into a definitive agreement, due to the attractiveness of the offer, to sell certain pit assets near Chino Valley and Prescott Valley, Arizona. The Company may also consider the disposal of other assets as a means to increase working capital.

      (iii) Diligently pursue the successful resolution of the Company's construction claims. The Company has incurred substantial cost in completing certain projects in New Mexico and Clark County, Nevada and strongly believes that the costs are compensable due to changed conditions, owners' plan errors and omissions, conflicting utilities, other causes for delays and misadministration by third party construction managers employed by the owners. The total amount of claims that have been submitted or soon-to-be submitted is approximately $54.4 million. This amount includes costs that are attributable to subcontractors and to a prime contractor. The Company's portion of the claims is approximately $29.4 million. To date, the Company has recorded approximately $7.8 million in claim revenue to offset costs incurred on the claims. In addition, the Company has also recorded approximately $1.8 million for unpaid quantities, unpaid change orders and pending change orders in advance of receipt. On the average, the Company has recorded approximately 26.4% of the total claim amount into revenue. Management acknowledges that successful resolution to claims constitutes the most important strategic course of action to restoring financial health and increased surety credit. See "Insurance and Bonding".

     (iv) Maintain operating costs and SG&A costs at competitive levels. The Company has adjusted to its recent decline in contract backlog by reducing personnel, consolidating functions at the area and corporate office levels and disposing of under-utilized equipment. Costs are continually monitored to identify trends that may require timely management action.

MARKET OVERVIEW

     In spite of the current recession, the total construction market for 2002 is expected to decline only slightly from the robust levels experienced over most of the past decade. While this decline in the total construction market will likely have some affect on the Company, it is believed that it will be minimal due to the fact that public works represent the primary source of the Company's revenue. The Transportation Equity Act for the 21st Century ("TEA 21"), enacted in 1998, and the annual appropriation levels authorized under this legislation give some assurance of continued federal funding through 2003 for transportation infrastructure. The actual flow of funds from TEA 21, approximately 40% more than previous funding levels from 1993 to 1997, has improved in recent years after a slow start. However, 2003 TEA-21 authorization levels are expected to decline due to decreased tax revenues. In spite of this, the anticipated flow in 2002 of federal funds from TEA-21 combined with the existing high volume of infrastructure work in the healthy construction economy of the Company's three-state market leads the Company to concur with most construction forecasts that infrastructure construction (primarily highways, bridges, overpasses, tunnels, airport runways and taxiways and other transportation and heavy civil projects) in the western United States will increase slightly, by about 4%, over 2001 levels. (Source: Fails Management Institute - Construction Forecast 2002) The Nevada Department of Transportation has announced that 2002 and 2003 will significantly surpass previous years' spending levels while Arizona Department of Transportation is expecting about a 20% decline in highway contract lettings for 2002 compared to 2001 and Utah Department of Transportation looks unchanged for the same period.

     For the decade from 1990 to 2000, Maricopa County, Arizona (Phoenix metropolitan area) and Clark County, Nevada (Las Vegas metropolitan area) ranked number 1 and number 3 respectively in the nation for the number of new residents. For the same period, Nevada led all states in population growth percentage at 66.3% with Arizona second at 40% and Utah's 29.6% growth rate was fourth behind Colorado. Population growth is a key indicator for the construction industry as it drives increases in housing and commercial and industrial construction, not to mention transportation facilities. Freeway construction programs, funded by sales tax measures, continue to create opportunities for the Company in Phoenix and Las Vegas.

     The Company's construction materials operations are impacted to a greater degree by the conditions of the residential and commercial sectors of the construction economy. Residential construction activity in 2001 in Phoenix, Arizona was the highest in recent years. Consequently, if interest rate levels remain low, there appears to be sufficient momentum in the housing markets to carry 2002 to a successful year for RMI sales in both Phoenix and Las Vegas.

OPERATIONS

     In addition to the construction of highways, bridges, overpasses and airport runways, the Company constructs other heavy civil projects. From its Phoenix, Arizona corporate office and area offices in Phoenix, Arizona, Las Vegas, Nevada,

North Las Vegas, Nevada and Springville, Utah, the Company markets (primarily by responding to solicitations for competitive bids) and manages all of its projects. Project management is also located on-site to provide direct supervision for operations.

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

     The Company owns most of the equipment used in its business lines, including cranes, backhoes, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment.
The net book value of the Company's equipment at December 31, 2001 was approximately $15.3 million. The Company leases a significant portion of its equipment and attempts to keep the equipment as fully utilized as possible. Equipment owned by the Company may be rented on a short-term basis to third parties.

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

     The Company initiated its commercial construction materials operations in the first quarter 1997 with the start-up of RMI. RMI currently operates four ready mix concrete batch plants - two in the Las Vegas, NV area and two in the Phoenix, AZ area and a total of 95 ready mix trucks. Most of RMI's internal sand and gravel requirements in the Las Vegas market are manufactured from its rock quarry in Moapa, Nevada. Production capacity at the Moapa quarry was increased substantially during 1999 with further refinements added in 2000. A fulltime sales staff promotes sales of ready mix concrete, rock and sand products and landscape rock.

     Through mineral leases, the Company also controls pits or quarries in or near Nephi, UT, Ruidoso, NM, Alamogordo, NM, Oro Grande, NM, Albuquerque, NM, El Paso, TX, Yuma, AZ, Chino Valley, AZ and Prescott Valley, AZ. These locations operate under the Meadow Valley Contractors, Inc. subsidiary since most of the products are used on MVCI projects. From these locations, MVCI manufactures and sells rock and sand products, and from time to time asphalt or concrete from portable plants, to its own projects or to third parties. In January 2002, the Company entered into an agreement that terminates all legal issues at the Prescott quarry and also provides access to the Town of Prescott Valley's reliable water supply. Due to the need for additional working capital and the exit from the New Mexico market, the Company may seek to sell the mineral leases in New Mexico, or alternatively, to form a strategic alliance to operate the pits as commercial sources for aggregate sales to third parties. In addition, the Company entered into a definitive agreement, due to the attractiveness of the offer, to sell certain pits assets near Chino Valley and Prescott Valley, Arizona.

PROJECTS AND CUSTOMERS

     The Company specializes in public sector construction projects and its principal customers are the state departments of transportation in Nevada, Arizona and Utah and bureaus and departments of municipal and county governments in those states. Since completing the final contracts in New Mexico, the Company has ceased operations in New Mexico. For the year ended December 31, 2001, revenue generated from five projects in Nevada, Arizona and Utah represented approximately 30% of the Company's revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which the Company operates, could have an adverse effect on its future results of operations. For the years ended December 31, 2001, 2000 and 1999, the Company recognized a significant portion of its consolidated revenue from four customers (shown as an approximate percentage of consolidated revenue):

                                       For the Years Ended December 31,
                                       --------------------------------
                                          2001        2000        1999
                                       ---------    --------    --------
Arizona Department of Transportation      21.9%      17.5%       26.2%
Clark County General Services             12.5%      16.3%       28.7%
Nevada Department of Transportation        9.6%      23.0%       17.2%
Utah Department of Transportation         14.7%       6.1%        5.8%


BACKLOG

     The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $76 million at December 31, 2001, compared to approximately $75 million at December 31, 2000. At December 31, 2001, the Company's backlog included approximately $65 million of work that is scheduled for completion during 2002. Accordingly, revenue in the future will be significantly reduced if the Company is unable to obtain substantial new projects in 2002. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. The Company believes that its backlog figures are firm, subject to provisions contained in its contracts, which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. The Company has not been materially adversely affected by contract cancellations or modifications in the past. Revenue is impacted in any one period by the backlog at the beginning of the period. The Company's backlog depends upon the Company's success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of the Company's backlog and other internal and external factors. A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year.

COMPETITION

     The Company believes that the primary competitive factors as a prime contractor in the heavy construction industry are price, reputation for quality work, financial strength, knowledge of local market conditions and estimating abilities. The Company believes that it competes favorably with respect to each of the foregoing factors on projects that it is able to bid. Most of the Company's projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. The Company competes with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) projects. When bidding on larger infrastructure projects, the Company also competes with larger, well capitalized regional and national contractors (including Granite Construction Incorporated, Peter Kiewit Sons', Inc., Sundt Corp., among others), many of whom have larger net worth, higher bonding capacity and more construction personnel than the Company. In the event of a decrease of work available in the private construction market, it is foreseeable that contractors may exit the private market and enter the public market segment resulting in increased competition.

     Operating losses over the last two years and reduced liquidity due to the Company's collections problems with New Mexico and Clark County, Nevada have resulted in a change of the Company's surety credit. Currently the Company is limited to a single project bond approval of up to $10 million and an aggregate program bond capacity of approximately $100 million. The Company believes its bonding capacity is sufficient to sustain operations, but will limit growth. Larger competitors typically have unlimited bonding capacity and, therefore, are able to bid on more work than the Company. Except for bonding capacity and liquidity, the Company does not believe it is at a competitive disadvantage in relation to its larger competitors. With respect to its smaller competitors, the Company believes that its current bonding capacity and long relationships with subcontractors and suppliers may be competitive advantages.

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

THE CONTRACT PROCESS

     The Company's projects are obtained primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. The Company submits bids after a detailed review of the project specifications, an internal review of the Company's capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. The Company owns, leases, or is readily able to rent, most equipment necessary to complete the projects upon which it bids. After computing estimated costs of the project to be bid, the Company adds its desired profit margin before submitting its bid. The Company believes that success in the competitive bidding process involves
(i) being selective on projects bid upon in order to conserve resources, (ii) identifying projects which require the Company's specific expertise, (iii) becoming familiar with all aspects of the project to avoid costly bidding errors and (iv) analyzing the local market to determine the availability and cost of labor and the degree of competition. Since 1995, the Company has been awarded contracts for approximately 19.29% of the projects upon which it has bid. A substantial portion of the Company's revenue is derived from projects that involve "fixed unit price" contracts under which the Company is committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete, or linear feet of pipe). The unit price is determined by a number of factors including haul distance between the construction site and the warehouses or supply facilities of local material suppliers and to or from disposal sites, site characteristics and the type of equipment to be used. While the fixed unit price contract generally shifts the risk of estimating the quantity of units for a particular project to the customer, any increase in the Company's unit cost over its unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by the Company.

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

     Contracts often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. The Company begins to recognize revenue on its contracts when it first incurs direct costs. Pursuant to common construction industry practice, the customer may retain a portion of billings, generally not exceeding 10%, until the project is completed satisfactorily and all obligations of the contractor are paid.

     The Company acts as prime contractor on most of its construction projects and subcontracts certain activities such as electrical, mechanical, guardrail and fencing, signing and signals, foundation drilling, steel erection and other specialty work to others. As prime contractor, the Company bills the customer for work performed and pays the subcontractors from funds received from the customer. Occasionally the Company provides its services as a subcontractor to another prime contractor. As a subcontractor, the Company will generally receive the same or similar profit margin as it would as a prime contractor, although revenue to the Company will be smaller because the Company only contracts a part of the project. As prime contractor, the Company is responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability associated with the failure of subcontractors to perform as required under the contract. The Company occasionally requires its subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require the Company to use its best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds. On average, the Company has required performance bonds for less than 10% of the dollar amount of its subcontracted work, but will likely increase the percentage of bonded subcontractors in the future. The Company is generally aware of the skill levels and financial condition of its subcontractors through its direct inquiry of the subcontractors and contract partners of the subcontractors, as well as its review of financial information provided by the subcontractors and third party reporting services including credit reporting agencies and bonding companies.

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

INSURANCE AND BONDING

     The Company maintains general liability and excess liability insurance covering its owned and leased construction equipment and workers' compensation insurance in amounts it believes are consistent with its risks of loss and in compliance with specific insurance coverage required by its customers as a part of the bidding process. The Company carries liability insurance of $11 million per occurrence, which management believes is adequate for its current operations and consistent with the requirements of projects currently under construction by the Company. The Company carries builders risk insurance on a limited number of projects and depends upon management's assessment of individual project risk versus the cost of insurance.

     The Company is required to provide a surety bond on most of its projects. The Company's ability to obtain bonding, and the amount of bonding required, is primarily determined by the Company's management experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), the Company's performance history, the number and size of projects under construction and other factors. Surety companies consider such factors in light of the amount of the Company's surety bonds then outstanding and the surety companies' current underwriting standards, which may change from time to time. The larger the project and/or the more projects, in which the Company is engaged, the greater the Company's bonding, net worth and liquid working capital requirements. Bonding requirements vary depending upon the nature of the project to be performed. The Company generally pays a fee to bonding companies based upon the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Operating losses for the past two years and reduced liquidity due to the Company's collections problems with New Mexico and Clark County, Nevada have resulted in a change in the Company's surety credit. Currently the Company has surety credit up to $10 million on a single project and an aggregate program bond capacity of approximately $100 million. The Company believes its bonding capacity is sufficient to sustain existing levels of workload but will limit growth. If working capital can be increased by the sale of assets or additional financing, if structured favorably, the Company may be able to obtain additional surety credit that may permit bidding on more numerous and larger projects and improve the likelihood of increasing revenue and profit.

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

GOVERNMENT REGULATION

     The Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Under the Federal Clean Air Act and Clean Water Act, the Company must apply water or chemicals to reduce dust on road construction projects and to contain water contaminants in run-off water at construction sites. The Company may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project. The Company believes that it is in substantial compliance with all applicable laws and regulations. However, future amendments to current laws or regulations imposing more stringent requirements could have a material adverse effect on the Company.

EMPLOYEES

     On December 31, 2001, the Company employed approximately 87 salaried employees (including its management personnel and executive officers) and approximately 454 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. For the year ended December 31, 2001, the number of hourly employees ranged from approximately 472
to approximately 759 and averaged approximately 616.   At December 31, 2001, the
Company was party to six project agreements in Arizona with the Arizona State District Council of Carpenters, AFL-CIO that covers approximately 7% of the Company's hourly workforce. At December 31, 2001, the Company believed its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

    The Company leased the following properties at December 31, 2001:

(1) 8,315 square feet of executive office space at 4411 South 40th Street, Suites D-8, D-10 and D-11, Phoenix, Arizona, 85040, pursuant to a lease that expires in December 2003, at a monthly rental rate of $8,280 through December 2001, $8,694 from January 2002 through December 2002 and $9,108 from January 2002 through December 2003.
(2) 2,000 square feet of office space for the Company's ready mix operations, at 3430 E. Flamingo, Suite 100, Las Vegas, Nevada, 89118, pursuant to a lease that expires in April 2002, at a monthly rental rate of $3,400.
(3) 2,260 square feet of office space for the Company's ready mix operations, at 2601 E. Thomas Road, Suite 235, Phoenix, Arizona, 89121, pursuant to a lease that expires August 2003, at a average monthly rental rate of $3,074.
(4) 4,000 square feet of office space at 2250 West Center St. Bldg. 1, Suite A, Springville, Utah, 84663, pursuant to a lease that expires April 2003, at a monthly rental rate of $3,400 per month with a 5% increase each year.
(5) 4,320 square feet of office space at 4635 Andrews Street, North Las Vegas, Nevada, 89031, pursuant to a lease that expires November 2006, at a monthly rental rate of $2,998 with a 3% increase each year.

     The Company owns approximately five acres of land at 109 W. Delhi, North Las Vegas, Nevada 89030, which is used for the manufacturing of ready mix concrete.

     The Company owns approximately 24.5 acres of land in Moapa, Nevada.

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

     The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or will make claims as described below on the following contracts:

(1) Five contracts with the New Mexico State Highway and Transportation Department - The approximate total value of claims on these projects is $35,271,841 of which approximately $23,146,407 is on behalf of MVCI and the balance of $12,125,434 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.
(2) Clark County, Nevada - The approximate total value of claims on this project is $19,135,397 of which approximately $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

     The above claims combined total approximately $54,407,238. Of that sum, the Company's portion of the claims total approximately $29,396,539 and the balance of approximately $25,010,699 pertains to prime contractor or subcontractors' claims. Relative to the aforementioned claims, the Company has recorded approximately $7,754,448 in claim revenue to offset costs incurred to-date on the claims. In addition, the Company has also recorded approximately $1,817,831 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $9,572,279 will reduce net income. Conversely, a payment for those same items in excess of $9,572,279 will increase net income.

Lawsuits Filed Against Meadow Valley Contractors, Inc. or Meadow Valley Corporation

(1) Innovative Construction Systems, Inc. ("ICS"), District Court, Clark County, NV - ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS' claims have merit and intends to vigorously defend against these claims and will eventually seek to recover the damages ICS has caused the Company through its failure to perform.
(2) AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is for approximately $3,000,000. MVCI's countersuit against AnA is for approximately $2,000,000. AnA has also filed a complaint on two other projects completed in 1997 where they were a subcontractor to MVCI in the same jurisdiction in the amount of approximately $715,000 for changed conditions. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.
(3) Progressive Contracting Inc. ("PCI"), District Court, Clark County, NV- PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI's claims to the owner and they are included in the total claim amount.
(4) The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.
(5) The Company and all of its directors were served with a civil complaint by Silver State Materials Corp. and Cyrus Spurlino. The complaint primarily alleges that the Company's October 1995 Registration Statement on Form S-1 was misleading in stating that the Company's directors were elected on a staggered basis because the Company's Bylaws, providing for such staggered term, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The complaint seeks (i) to terminate all of the Company's directors for cause, (ii) to elect a new Board of Directors, (iii) to cause the Company to enact amended and restated bylaws, (iv) for monetary damages in an undisclosed amount, (v) for interest, fees and costs, and (vi) for such other relief as the District Court may deem appropriate. The Company believes that the complaint is without merit and intends to vigorously defend it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was listed on the Nasdaq National Market from October 1995 to August 2001. In August 2001, the Company's securities were transferred to the Nasdaq SmallCap Market and are traded under the symbol "MVCO". The following table represents the high and low closing prices for the Company's Common Stock on the Nasdaq SmallCap Market and the Nasdaq National Market.

                                   2001                   2000
                               -----------------   -----------------
                                High      Low       High       Low
                                ----      ---       ----       ---
       First Quarter             3.36     2.31      4.00       3.50
       Second Quarter            2.81     1.81      4.02       3.13
       Third Quarter             2.54     1.95      3.44       2.13
       Fourth Quarter            2.17     1.93      3.13       2.39


HOLDER OF RECORD

     As of March 6, 2002, there were 462 record and beneficial owners of the Company's Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                             Years Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                        2001             2000             1999             1998            1997
                                                   ------------     ------------     -----------     -----------      -------------
STATEMENT OF OPERATIONS DATA:

Revenue                                            $174,063,148     $163,573,258     $210,002,272    $187,036,077     $146,273,286
Gross profit                                          4,658,361        4,638,155        9,931,446       9,444,231        7,861,972
Income (loss) from operations                        (3,404,262)      (2,139,685)       3,260,411       3,084,983        3,172,430
Interest Expense                                        485,937          250,996          209,872         435,358          624,048
Income (loss) from continuing operations
 before income taxes                                 (3,192,562)      (1,859,447)       3,930,586       3,592,019        3,235,458
Net income (loss) from continuing operations         (2,523,931)      (1,574,586)       2,340,106       2,169,579        2,072,567
Discontinued Operations:
 Loss from discontinued operations (1)                        -                -                -        (635,246)        (860,952)
 Estimated loss on disposal of net assets
   of discontinued operations (2)                             -                -                -      (1,950,000)               -
Net income (loss)                                    (2,523,931)      (1,574,586)       2,340,106        (415,667)       1,211,615
Basic net income (loss) per common share:
 Income (loss) from continuing operations          $      (0.71)    $      (0.44)    $       0.67    $       0.60     $       0.58
 Loss from discontinued operations                            -                -                -           (0.18)           (0.24)
 Estimated loss on disposal of net assets
   of discontinued operations                                 -                -                -           (0.54)               -
Basic net income (loss) per common share           $      (0.71)    $      (0.44)    $       0.67    $      (0.12)    $       0.34
Diluted net income (loss) per common share:
 Income (loss) from continuing operations          $      (0.71)    $      (0.44)    $       0.66    $       0.60     $       0.57
 Loss from discontinued operations                            -                -                -           (0.17)           (0.24)
 Estimated loss on disposal of net assets
   of discontinued operations                                 -                -                -           (0.54)               -
Diluted net income (loss) per common share         $      (0.71)    $      (0.44)     $      0.66    $      (0.11)    $       0.33
Basic weighted average common shares
 outstanding                                          3,559,938        3,549,458        3,518,510       3,601,250        3,601,250
Diluted weighted average common shares
 outstanding                                          3,559,938        3,549,458        3,529,705       3,644,651        3,651,360
FINANCIAL POSITION DATA:
Working capital                                    $ (1,194,786)     $ 4,946,174      $ 5,780,599    $  5,760,414     $  5,152,550
Total assets                                         62,149,042       55,386,030       58,554,822      49,297,063       47,737,762
Long-term debt                                       12,448,674       11,278,148        7,121,634       5,977,643        5,847,659
Stockholders' equity                                 10,714,306       13,238,237       14,812,823      12,472,717       12,888,384


(1) Includes the net income tax benefit of $423,497 and $443,520 for the years ended December 31, 1998 and 1997 for the discontinued operations of Prestressed Products Incorporated.
(2) Estimated loss on disposal of net assets of Prestressed Products Incorporated (net of income tax benefit of $1,300,000), including $1,350,000 for operating losses during the phase-out period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

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

     Fiscal year 2001 began with disappointing results in the first quarter. Improving results in the second and third quarter gave rise to optimism for profitably completing the year, but significant declines and adjustments during the fourth quarter resulted in a loss for the year.

     The first quarter results of operations were impacted by the continuing losses on projects in New Mexico, lingering effects of a subcontractor default on several projects in Nevada, continuing losses from the expanding ready mix business and normal seasonal losses from Utah. For the quarter, the construction segment reported gross profit of $.15 million on contract revenue of $29 million. The materials segment expansion helped produce a 64% increase in sales over the same period of the previous year, but gross profit declined from about $.5 million in first quarter of FY 2000 to $.04 million in first quarter of FY 2001.

     During the second and third quarter, the ready mix business began to benefit from the expansion that began in mid-2000. Materials sales, for the two quarters combined, increased almost 74% over sales volumes for the same period in 2000; sales increased to approximately $16.0 million in the combined second quarter and third quarter of 2001 from approximately $9.2 million in the combined second quarter and third quarter of 2000. First and second quarter construction results also improved in spite of continuing losses in New Mexico. Contract revenue improved from the first quarter's $29 million to $37.4 million and $44.7 million in the second and third quarter, respectively, while gross profit also improved to approximately $1.6 million and $1.8 million for the same periods. Collectively, these improvements inspired optimism that the fourth quarter would follow the trend established in the year's middle two quarters.

     During the fourth quarter, however, costs from various sources combined to create a loss from operations of approximately $3.0 million. The loss from operations resulted primarily from the impairment of goodwill, underutilization of equipment and health insurance costs. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, are recognized when expected future operating cash flows derived from goodwill is less than its carrying value. Based on this analysis, the Company determined that the fair value of goodwill as of December 31, 2001 was zero. Accordingly, a goodwill impairment loss of approximately $1.4 million was recorded in the fourth quarter of 2001 in accordance with the Statement of Financial Accounting Standard No.
121. The Company recorded approximately $0.6 million of expenses from the underutilization of equipment which costs are particularly sensitive to usage of portable asphalt plants and paving equipment due to high monthly fixed costs and repair costs. The Company recorded approximately $0.6 million of expenses from health insurance costs. Action has been taken in 2002 to reduce the health insurance costs by decreasing the level of plan coverage and increasing the amount paid by the employee for elective dependent coverage. Besides the aforementioned adjustments, the fourth quarter was also impacted by a decrease in construction services gross profit offset by an increase in construction materials segment gross profit. The quarter's construction services gross profit was not materially affected by the impact of the bankruptcy filing of the prime contractor on a project in New Mexico as mentioned in Note 8 to the condensed consolidated financial statements as filed in the Company's 10-Q for the quarter ending September 30, 2001.

  The Company continues to press forward with the prosecution of its construction claims. Progress is slow on claims with the New Mexico State Highway and Transportation Department ("NMSHTD"). The Company plans to employ increasingly aggressive methods to overcome the delay and stall tactics used by the NMSHTD. The Clark County, NV claim also progresses slowly through the final administrative review level.

     Non-payment of claim costs is the primary cause for the Company's decreased working capital and weakened financial condition, which in turn, has decreased the Company's bonding capacity. While the Company's backlog at December 31, 2001 of $76 million remained nearly unchanged from the preceding year's $75 million, decreased bonding capacity has already limited the Company's ability to bid on contracts for which the Company would historically compete. These circumstances create a very real challenge to maintain, let alone increase, backlog. Necessarily, the Company is working on all reasonable and available options to improve cash balances and working capital, including the sale or disposition of assets, cost cutting and containment, personnel reductions, financing alternatives or attracting capital. To the degree that the Company succeeds in that effort, bonding capacity may improve.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

                                          Years Ended December 31,
                                         ---------------------------
                                           2001     2000      1999
                                         -------   -------   -------
Revenue                                  100.00%   100.00%   100.00%
Cost of revenue                           97.32     97.16     95.27
Gross profit                               2.68      2.84      4.73
General and administrative expenses        4.63      4.14      3.18
Income (loss) from operations             (1.96)    (1.30)     1.55
Interest income                            0.18      0.40      0.32
Interest expense                           (.28)     (.15)     (.10)
Other income (expense)                     0.22      (.07)     0.10
Net income (loss)                         (1.45)     (.96)     1.11


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenue and Backlog. Revenue increased 6.4% to $174.1 million for the year ended December 31, 2001 (2001) from $163.6 million for the year ended December 31, 2000 (2000). The increase was the result of a $12.0 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates offset by a $1.5 million decrease in contract revenue.
Backlog increased to $76.0 million at December 31, 2001 compared to $75.0 million at December 31, 2000. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 2.84% for 2000 to 2.68% for 2001. The decrease in the construction services gross profit margin was the result of costs related to claims and costs overruns on certain projects offset, in part, by increased profit recognition related to several projects nearing completion at December 31, 2001. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. The decrease in the construction services gross profit margin was offset by an increase in the construction materials gross profit margin.

     General and Administrative Expenses. General and administrative expenses increased to $8.06 million for 2001 from $6.78 million for 2000. The increase resulted primarily from the Company recording an impairment loss of goodwill in the amount of $1.4 million, a $.1 million increase in various employee incentive plans, offset by a $.3 million decrease in bad debt expense.

     Interest Income and Expense. Interest income for 2001 decreased to $.3 million from $.6 million for 2000 resulting primarily from a decrease in invested cash reserves. Interest expense increased for 2001 to $.5 million from $.3 million for 2000, due primarily to the Company borrowing on the line of credit.

     Net Income (loss). Net loss was $(2.5) million for 2001 as compared to $(1.6) million for 2000. The increase in net loss resulted primarily from the Company recording a goodwill impairment loss of $(1.4) million, offset by a $.4 million increase in other income (expense).

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue and Backlog. Revenue decreased 22.1% to $163.6 million for the year ended December 31, 2000 (2000) from $210.0 million for the year ended December 31, 1999 (1999). The decrease was the result of a $51.0 million decrease in contract revenue offset by a $4.6 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased to $75.0 million at December 31, 2000 compared to $104.0 million at December 31, 1999. Revenue is impacted in any one period by the backlog at the beginning of the period.

     Gross Profit. As a percentage of revenue, consolidated gross profit margin decreased from 4.73% for 1999 to 2.84% for 2000. The decrease in gross profit margin was the result of costs related to claims and cost overruns on certain projects, offset, in part, by increased profit recognition related to several projects nearing completion at December 31, 2000. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site.

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

     The following table sets forth, for the periods presented, certain items from the Statements of Cash Flows of the Company.

                                                           For the Years Ended December 31,
                                                     ------------------------------------------
                                                         2001           2000            1999
                                                     ------------   ------------     -----------
Cash Provided By (Used in) Operating Activities      $   94,449     $(3,031,916)    $(1,774,214)
Cash Provided By (Used in) Investing Activities       1,124,921      (1,662,667)        207,362
Cash Provided By (Used in) Financing activities        (813,462)        339,692      (3,248,684)


     More recently, however, cash has been consumed by the costs incurred on contracts for which claim compensation is being sought and the start-up costs of the construction materials expansion. Accordingly, during the year ended December 31, 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank's prime, plus 0.25% through December 31, 2001 at which time the line of credit was to convert to a term agreement requiring
monthly principal and interest payments through December 31, 2005.   The line of
credit is collateralized by all of the Company's assets. Under the terms of the line of credit, the Company is required to maintain a certain level of tangible net worth. In addition, the Company is also required to maintain a ratio of total debt to tangible net worth. As of December 31, 2001, the Company was not in compliance with the tangible net worth covenant. Effective March 2002, the Company amended the line of credit agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank's prime, plus 1.5% through January 1, 2003 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2006. In connection with the amendment, the Company obtained a waiver from non-compliance with the tangible net worth covenant as of December 31, 2001. As of December 31, 2001, the Company had withdrawn the entire $7,000,000 from the line of credit.

     Cash provided by operating activities during 2001 amounted to $.09 million, primarily the result of an increase in accounts payable of $9.4 million, a decrease in costs in excess of billings of $4.5 million, a decrease in income tax receivable of $.8 million and the impairment of goodwill of $1.4 million and depreciation and amortization of $2.8 million, offset by, an increase in accounts receivable of $7.2 million, a decrease in billings in excess of costs of $1.4 million, an increase in claims receivable of $6.0 million, an increase in inventory of $1.2 million, an increase in net deferred taxes of $.6 million and a net loss of $2.5 million.

     Cash used in operating activities during 2000 amounted to $3.0 million, primarily the result of a decrease in billings in excess of costs of $2.4 million, a decrease in accounts payable of $3.2 million, an increase in inventory of $1.1 million, a decrease in accrued liabilities of $1.1 million, an increase in costs in excess of billings of $1.0 million, an increase in income tax receivable of $.8 million, a net loss of $1.6 million, offset in part by a decrease in accounts receivable of $4.7 million, a decrease in prepaid expenses and other of $.6 million and depreciation and amortization of $2.7 million.

     Cash used in operating activities during 1999 amounted to $1.8 million, primarily the result of an increase in billings in excess of costs of $2.9 million, an increase in inventory of $3.2 million, a decrease in costs in excess of billings of $5.0 million, an increase in accounts receivable of $3.9 million, offset in part by an increase in accounts payable of $7.0 million, an increase in accrued liabilities of $.3 million, a decrease in prepaid expense and other of $.6 million, an increase in net deferred taxes of $.6 million, depreciation and amortization of $2.1 million and a net income of $2.3 million.

     Cash provided by investing activities during 2001 amounted to $1.1 million related primarily to the proceeds from the sale of property and equipment in the amount of $2.4 million, offset by the increase in restricted cash of $.6 million, the purchase of property and equipment of $.5 million and the increase in pit development of $.1 million.

     Cash used by investing activities during 2000 amounted to $1.7 million related primarily to the purchase of property and equipment of $1.6 million, an increase in pit development of $.7 million, offset by proceeds from the sale of property and equipment in the amount of $.3 million and a decrease in restricted cash of $.3 million.

     Cash provided by investing activities during 1999 amounted to $.2 million related primarily to a decrease in restricted cash of $1.5 million, the collection of a note receivable of $.2 million, proceeds from the sale of property and equipment of $.4 million and a decrease in net assets of discontinued operations of $.2 million, offset by the purchase of property and equipment of $1.4 million and the purchase of mineral rights and pit development of $.7 million.

     Cash used in financing activities during 2001 amounted to $.8 million related primarily to repayment of notes payable and capital lease obligations in the amount of $5.0 million, offset by the proceeds received from a note payable of $4.2 million.

     Cash provided by financing activities during 2000 amounted to $.3 million related primarily to the proceeds received from a note payable of $6.0 million, offset by the repayment of notes payable and lease obligations in the amount of $5.7 million.

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

SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policy is the revenue recognition and cost estimation on certain contracts for which we use a percentage of completion accounting method. This accounting method is applied by our Construction Services Operations to heavy construction projects executed under multi-year contracts with various customers. Approximately 82%, 88% and 93% of total net revenue was recognized under the percentage of completion method of accounting during 2001, 2000 and 1999, respectively.

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

     The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affects the amounts reported in our financial statements. A number of internal and external factors affect our percentage of completion estimates, including labor rate and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our financial statements.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

  Contractual obligations at December 31, 2001, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

                                                           Payments Due by Period
                                   --------------------------------------------------------------------
                                                    Less than       1 - 3         4 - 5        After
                                       Total          1 Year        Years         Years       5 Years
                                   ------------   ------------  -------------  ------------  ----------
CONTRACTUAL OBLIGATIONS
Long-term debt                      $ 4,170,113    $1,685,634    $ 2,379,629    $  104,850   $        -
Capital Lease Obligations             4,754,952     1,400,875      2,939,360       414,717            -
Operating Leases                     24,299,009     5,594,036     13,286,551     2,994,399    2,424,023
                                    -----------    ----------    -----------    ----------   ----------
Total Contractual Obligations       $33,224,074    $8,680,545    $18,605,540    $3,513,966   $2,424,023
                                    ===========    ==========    ===========    ==========   ==========




                                            Amount of Commitment Expiration Per Period

                                     Total Amounts    Less than     1 - 3         4 - 5        Over
                                       Committed       1 Year       Years         Years       5 Years
                                     -------------  -----------   ----------    ---------    ---------
OTHER COMMERICAL COMMITMENTS

Line of Credit                      $7,000,000      $        -   $5,116,928     $1,883,072   $      -
                                    ===========     ==========   ===========    ==========   ========

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and to the intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2000, the carrying amount of the goodwill was $1,500,733. Amortization expense during the year ended December 31, 2001 was $80,029. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, are recognized when expected future operating cash flows derived from goodwill is less than its carrying value. Based on this analysis, the Company determined that the fair value of goodwill as of December 31, 2001 was zero. Accordingly, a goodwill impairment loss of $1,420,704 was recorded in the fourth quarter of 2001 in accordance with the Statement of Financial Accounting Standard No. 121 and is included in the loss from continuing operations. We anticipate the adoption of SFAS 141 and SFAS 142 to not have a material impact on the financial statements of the Company.

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

KNOWN AND ANTICIPATED FUTURE TRENDS AND CONTINGENCIES

     Subject to the Company's success in improving profitability and efforts to increase working capital, it is anticipated that its bonding limits will increase proportionately, thereby allowing the Company to bid on and perform more and larger projects.

     The Company believes that government at all levels will continue to be the primary source of funding for infrastructure work. The national transportation legislation, TEA-21, establishes a total budget authority of $215 billion over the six-year period 1998-2003. TEA-21 ensures that tax revenue deposited into the Highway Trust Fund will be spent on transportation improvements by guaranteeing $165 billion for highways and $35 billion for transit and by further stipulating that appropriators can spend trust fund dollars only on transportation. Annual spending authorizations under TEA-21 have been consistent with anticipated levels, however, a component of the TEA-21 legislation called Revenue Aligned Budget Authority ("RABA"), may increase or decrease funding proportionate to tax proceeds increases or decreases. Declines in tax revenues, due to the recession, may create a downward adjustment in funding from the RABA component of TEA-21. The flow of TEA-21 has begun to normalize, and with the exception of RABA adjustments, will likely be steady throughout the remainder of its funding horizon of 2003. See "Market Overview".

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

     In light of the rising needs for infrastructure work throughout the nation and the tendency of the current needs to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought.
Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards. There is also a trend toward local and state legislation regulating growth and urban sprawl. The passage of such legislation and the degree of growth limits imposed by it could dramatically affect the nature of the Company's markets.

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

     The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2001. Assuming a 100 basis point increase in the prime interest rate at December 31, 2001 the potential increase in the fair value of the Company's debt obligations would have been approximately $77,971 at December 31, 2001. See notes 8 and 9 in the accompanying consolidated financial statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements are indexed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors and executive officers of the Company will be included under the caption "Directors and Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2001, which is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2001, which is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 2001, which is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Certain Relationships and Related Transactions" and "Information Regarding Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2001, which is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)   Financial Statements
             See Item 8 of Part II hereof.

  (a)(2)   Financial Statement Schedules
             The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for the years ended December 31, 2001, 2000 and 1999.

  (b)      Reports on Form 8-K
             The Company filed a Form 8-K during the fourth quarter ended December 31, 2001.

  (c)      Exhibits


EXHIBIT
  NO.                                 TITLE
-------                               -----
  1.01     Form of Underwriting Agreement with Spelman & Co., Inc (1)
  1.02     Form of Selected Dealer Agreement (1)
  1.03     Form of Representatives' Warrant (1)
  1.04     Consulting Agreement with the Representative (1)
  1.05     Form of Amended Underwriting Agreement (Spelman & Co., Inc.) (1)
  1.06     Form of Amended Representatives' Warrant (Spelman & Co., Inc.) (1)
  1.07     Form of Underwriting Agreement (H D Brous & Co., Inc.) (1)
  1.08     Form of Selected Dealer Agreement (H D Brous & Co., Inc.) (1)
  1.09     Form of Representatives' Unit Warrant ( H D Brous & Co., Inc.) (1)
  1.10     Warrant Agreement (1)
  1.11     Agreement Among Underwriters (1)
  1.12 Form of Underwriting Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
  1.13 Form of Agreement Among Underwriters (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
  1.14 Form of Selected Dealer Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
  1.15 Form of Representatives' Warrant Agreement, including Form of Representatives' Warrant (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
  3.01 Articles of Incorporation and Amendments thereto of the Registrant (1)
  3.02     Bylaws of the Registrant (1)
  3.03     Bylaws of the Registrant Effective October 20, 1995 (1)
  3.04     Bylaws of the Registrant Effective April 28, 1997
  5.01 Opinion of Gary A. Agron, regarding legality of the Common Stock (includes Consent) (1)
  5.02 Opinion of Gary A. Agron, regarding legality of the Units, Common Stock and Warrants (1)
 10.01     Incentive Stock Option Plan (1)
 10.02     Office lease of the Registrant (1)
 10.03     Office lease of the Registrant (1)
 10.04 Contract between the State of Arizona and the Registrant dated October 22, 1993 (1)
 10.05 Surety Bond between the Registrant and St. Paul Fire & Marine Insurance Company (1)
 10.06 Surety Bond between the Registrant and United States Fidelity and Guaranty Company (1)
 10.07 Contract between Clark County, Nevada and the Registrant dated October 6, 1992 (1)
 10.08 Surety Bond between the Registrant and St. Paul Fire and Marine Insurance Company (1)
 10.09 Agreement between Salt Lake City Corporation and the Registrant dated May 5, 1993 (1)

EXHIBIT
  NO.                                 TITLE
-------                               -----

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
 10.55     CAT Financial Installment Sale Contract (3)

EXHIBIT
  NO.                                 TITLE
-------                               -----
 10.56     Escrow Settlement Documents (3)
 10.57     Promissory Note executed by General Electric Capital Corporation (3)
 10.58     Promissory Note executed by General Electric Capital Corporation (3)
 10.59     Promissory Note executed by General Electric Capital Corporation (3)
 10.60     Promissory Note executed by General Electric Capital Corporation (3)
 10.61     Promissory Note executed by Neveda State Bank (3)
 10.62     KDC Sales Contract (3)
 10.63     Lease Agreement with CIT (3)
 10.64     Lease Agreement with CIT (3)
 10.65     Contract between Registrant and Utah Department of Transportation (3)
 10.66     Contract between Registrant and Clark County, Nevada (3)
 10.67 Contract between Registrant and New Mexico State Highway and Transportation Department (3)
 10.68     Contract between Registrant and Salt Lake City Corporation (3)
 10.69     Contract between Registrant and Utah Department of Transportation (3)
 10.70     Contract between Registrant and Arizona Department of
           Transportation (3)
 10.71     Contract between Registrant and Nevada Department of
           Transportation (3)
 10.72     Employment and Indemnification Agreements with Mr. Nelson (3)
 10.73     Employment and Indemnification Agreements with Mr. Terril (3)
 10.74     Employment and Indemnification Agreements with Mr. Lewis (3)
 10.75     Employment and Indemnification Agreements with Mr. Larson (3)
 10.76     Employment and Indemnification Agreements with Mr. Burnell (3)
 10.77     Lease Agreement with Banc One Leasing Corp. (4)
 10.78     Lease Agreement with Banc One Leasing Corp. (4)
 10.79     Lease Agreement with Banc One Leasing Corp. (4)
 10.80     Lease Agreement with US Bancorp (4)
 10.81     Security Agreement with Associates Commercial Corporation (4)
 10.82     Lease Agreement with Caterpillar Financial Services (4)
 10.83     Contract between Registrant and Clark County, Nevada (4)
 10.84     Contract between Registrant and Arizona Department of
           Transportation (4)
 10.85 Contract between Registrant and New Mexico State Highway and Transportation Department (4)
 10.86 Contract between Registrant and New Mexico State Highway and Transportation Department (4)
 10.87 Contract between Registrant and New Mexico State Highway and Transportation Department (4)
 10.88 Joint Venture Agreement between Registrant and R. E. Monks Construction Co. (4)
 10.89 Contract between Meadow Valley Contractors, Inc./R. E. Monks Construction Co. (JV) and the Arizona Department of
           Transportation (4)
 10.90     Contract between the Registrant and Utah Department of
           Transportation (4)
 10.91     Contract between the Registrant and Clark County, Nevada (4)
 10.92 General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (4)
 10.93     Employment Agreement with Mr. Larson (4)
 10.94     Lease Agreement between the Registrant and Ken Nosker (4)
 10.95     Promissory Note executed by General Electric Capital Corporation (5)
 10.96     Promissory Note executed by General Electric Capital Corporation (5)
 10.97     Promissory Note executed by John Deere Construction Equipment
           Company (5)
 10.98     Promissory Note executed by John Deere Construction Equipment
           Company (5)
 10.99     Transfer and Assumption Agreement executed by Associates Leasing,
           Inc. (5)
 10.100    Lease Agreement with Banc One Leasing Corp. (5)
 10.101    Lease Agreement with Caterpillar Financial Services (5)

EXHIBIT
  NO.                                 TITLE
-------                               -----
10.102     Lease Agreement with Trinity Capital Corporation (5)
10.103     Lease Agreement with Banc One Leasing Corp. (5)
10.104     Wheeler Machinery Co. Installment Sale Contract (5)
10.105     Wheeler Machinery Co. Installment Sale Contract (5)
10.106     Bank One, Arizona Restated Revolving Line of Credit Note (5)
10.107     Promissory Note executed by General Electric Capital Corporation (5)
10.108     Employment Agreement with Mr. Larson (5)
10.109     Lease Agreement with Banc One Leasing Corp. (5)
10.110     Master Lease Agreement with Banc One Leasing Corp. (5)
10.111     Contract between Registrant and Arizona Department of
           Transportation (5)
10.112     Contract between Registrant and Arizona Department of
           Transportation (5)
10.113     Contract between Registrant and Utah Department of Transportation (5)
10.114 Contract between Registrant and Flood Control District of Maricopa County (5)
10.115 Contract between Registrant and Johnson and Danley Construction Co., Inc. (5)
10.116     Master Lease Agreement with The CIT Group/Equipment Financing,
           Inc. (6)
10.117     Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.118     Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.119     Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.120     Master Lease Agreement with The CIT Group/Equipment Financing,
           Inc. (6)
10.121     Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.122     Master Security Agreement with The CIT Group/Equipment Financing,
           Inc. (6)
10.123     Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.124     Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.125     Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.126     Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.127     Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.128     Master Security Agreement with The CIT Group/Equipment Financing,
           Inc. (6)
10.129     Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.130     Office lease of the Registrant (6)
10.131 Transfer and Assumption Agreement with Caterpillar Financial Services Corporation (6)
10.132 Installment Sale Contract with Caterpillar Financial Services Corporation (6)
10.133 Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (6)
10.134 Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (6)
10.135     Security Agreement with John Deere Construction Equipment Company (6)
10.136     Master Lease Agreement with The CIT Group/Equipment Financing,
           Inc. (6)
10.137     Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.138     Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.139     Security Agreement with Associates Leasing, Inc. (6)
10.140     Revolving Loan Agreement with The CIT Group/Equipment Financing,
           Inc. (6)
10.141     Lease Agreement with Banc One Leasing Corporation (6)
10.142     Office lease of the Registrant (6)
10.143     Security Agreement with John Deere Construction Equipment Company (6)
10.144     Contract between Registrant and Nevada Department of
           Transportation (6)
10.145     Contract between Registrant and Arizona Department of
           Transportation (6)
10.146 Joint Venture Agreement between Registrant and R.E. Monks Construction Co., LLC (6)
10.147     Contract between Registrant and Nevada Department of
           Transportation (6)

EXHIBIT
  NO.                                 TITLE
-------                               -----
10.148 Installment Sale Contract with Caterpillar Financial Services Corporation (7)
10.149     Lease Agreement with Associates Leasing, Inc. (8)
10.150     Lease Agreement with M&I First National Leasing Corp. (8)
10.151     Lease Agreement with Trinity Capital Corporation (8)
10.152     Security Agreement with FCC Equipment Financing, Inc. (9)
10.153     Lease Agreement with CitiCapital (9)
10.154 Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (9)
10.155     Revolving Loan Agreement with The CIT Group/Equipment Financing,
           Inc. (9)
10.156     Lease Agreement with Thomas Mining, LLC (9)
10.157     Employment Agreement with Mr. Kiesel (9)
10.158     Security Agreement with Volvo Commercial Finance LLC The Americas (9)
10.159     Letter of Intent with RMI Enterprises, LLC (12)
10.160     Lease Agreement with The CIT Group/Equipment Financing, Inc.
10.161     Lease Agreement with Associates Leasing, Inc.
10.162     Office Lease Agreement
10.163     Lease Agreement with Caterpillar Financial Services Corporation
10.164 Security Agreement with John Deere Construction Equipment & Forestry Company
10.165     Lease Extension with U.S. Bancorp Leasing & Financial
10.166     Security Agreement with The CIT Group/Equipment Financing, Inc.
10.167     Security Agreement with The CIT Group/Equipment Financing, Inc.
10.168 Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.
10.169     Security Agreement with The CIT Group/Equipment Financing, Inc.
10.170     Indemnification Agreement with Robert R. Morris
10.171     Indemnification Agreement with Nicole R. Smith
10.172     Indemnification Agreement with Alan A. Terril
10.173     Indemnification Agreement with Bradley E. Larson
10.174     Indemnification Agreement with Kenneth D. Nelson
10.175     Installment Sale Contract with Caterpillar Financial Services
           Corporation
10.176     Contract between Registrant and Clark County, Nevada
10.177     Contract between Registrant and U.S. Army Corp of Engineers
10.178     Contract between Registrant and Utah Department of Transportation
10.179     Contract between Registrant and Clark County, Nevada
10.180     Contract between Registrant and Utah Department of Transportation
10.181     Contract between Registrant and Clark County, Nevada
10.182     Lease Extension with The CIT Group/Equipment Financing, Inc.
10.183 Asset Purchase Agreement between United Metro Materials Inc. and the Registrant
10.184     Engagement Letter with AMG Financing Capital, Inc.
10.185 Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.
10.186 Notice of Termination of Non-Binding Letter of Intent with RMI Enterprises, LLC

EXHIBIT
  NO.                                 TITLE
-------                               -----
 16.01     Letter re: Change in Certifying Accountant (1)
 21.01     Subsidiaries of the Registrant (1)
 23.01     Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
 23.02     Consent of Semple & Cooper (Meadow Valley Corporation) (1)
 23.03     Consent of Gary A. Agron, Esq. (See 5.01, above) (1)
 23.04     Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
 23.05     Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
 23.06     Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
 23.07     Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
 23.08     Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
 23.09 Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
 23.10     Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
 23.11 Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
 23.12     Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
 23.13 Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
 23.14     Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
 23.15 Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
 99.1 Civil complaint by Silver State Materials Corp., et. al. vs. Meadow Valley Corporation, et. al. (10)
 99.2 Exhibits to civil complaint by Silver State Materials Corp., et. al. vs. Meadow Valley Corporation, et. al. (11)
 99.3 Press release by Meadow Valley Corporation to sell its Ready Mix Subsidiary (12)





 (1) Incorporation by reference to the Company's Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995
 (2) Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-K
 (3) Incorporated by reference to the Company's December 31, 1997 Annual Report on Form 10-K
 (4) Incorporated by reference to the Company's December 31, 1998 Annual Report on Form 10-K
 (5) Incorporated by reference to the Company's December 31, 1999 Annual Report on Form 10-K
 (6) Incorporated by reference to the Company's December 31, 2000 Annual Report on Form 10-K
 (7) Incorporated by reference to the Company's March 31, 2001 Form 10-Q
 (8) Incorporated by reference to the Company's June 30, 2001 Form 10-Q
 (9) Incorporated by reference to the Company's September 30, 2001 Form 10-Q
(10) Incorporated by reference to the Company's November 20, 2001 Form 8-K
(11) Incorporated by reference to the Company's November 20, 2001 Form 8-K/A
(12) Incorporated by reference to the Company's February 14, 2002 Form 8-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEADOW VALLEY CORPORATION

                                    /s/ Bradley E. Larson
                                    -------------------------------------
                                    Bradley E. Larson
                                    President and Chief Executive Officer
                                    Date: April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson                        /s/ Earle C. May
---------------------------------            ----------------------------------
Bradley E. Larson                            Earle C. May
Director, President and Chief                Director
Executive Officer                            Date: April 1, 2002
Date: April 1, 2002


/s/ Kenneth D. Nelson                        /s/ Alan A. Terril
---------------------------------            -----------------------------------
Kenneth D. Nelson                            Alan A. Terril
Director, Chief Administrative               Director, Vice President
Officer and Vice President                   and Chief Operating Officer
Date: April 1, 2002                          Date: April 1, 2002


/s/ Charles E. Cowan                         /s/ Gary A. Agron
---------------------------------            -----------------------------------
Charles E. Cowan                             Gary A. Agron
Director                                     Director
Date: April 1, 2002                          Date: April 1, 2002


/s/ Charles R. Norton                        /s/ Nicole R. Smith
---------------------------------            -----------------------------------
Charles R. Norton                            Nicole R. Smith
Director                                     Treasurer, Secretary and Principal
Date: April 1, 2002                          Accounting Officer
                                             Date: April 1, 2002

                         INDEX TO FINANCIAL STATEMENTS


MEADOW VALLEY CORPORATION AND SUBSIDIARIES


Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets at December 31, 2001 and 2000                F-3

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999                                       F-4

Consolidated Statements of Changes in Stockholders' Equity for
  the years ended December 31, 2001, 2000 and 1999                       F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                       F-6

Notes to Consolidated Financial Statements                               F-8

                       [LETTERHEAD OF BDO SEIDMAN, LLP]

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Meadow Valley Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meadow Valley Corporation and Subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

Los Angeles, CA
March 26, 2002

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,      December 31,
                                                                                 2001             2000
                                                                             ------------     -------------
Assets (Note 9):
Current Assets:
 Cash and cash equivalents (Notes 1 and 2)                                     $ 2,228,506     $ 1,822,598
 Restricted cash (Notes 1, 2 and 16)                                             2,401,548       1,783,005
 Accounts receivable, net (Notes 1, 3, 10 and 16)                               21,377,904      14,297,564
 Prepaid expenses and other                                                        404,780         749,708
 Inventory (Note 1)                                                              3,365,750       4,288,235
 Income tax receivable (Notes 1 and 11)                                                  -         774,000
 Costs and estimated earnings in excess of billings on uncompleted
  contracts (Notes 1 and 4)                                                      5,294,054       9,828,009
                                                                               -----------     -----------
   Total Current Assets                                                         35,072,542      33,543,119
Property and equipment, net (Notes 1, 5, 8, and 12)                             15,267,791      18,111,506
Assets held for sale (Note 1)                                                    3,213,484               -
Deferred tax asset (Notes 1 and 11)                                              1,957,923         873,441
Refundable deposits                                                                 55,110         176,565
Goodwill, net (Note 1)                                                                   -       1,500,733
Mineral rights and pit development, net                                            533,608       1,180,666
Claims receivable (Notes 1, 4 and 14)                                            5,968,026               -
Other assets                                                                        80,558               -
                                                                               -----------     -----------
   Total Assets                                                                $62,149,042     $55,386,030
                                                                               ===========     ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
 Accounts payable (Notes 6 and 10)                                             $27,025,984     $17,606,113
 Accrued liabilities (Notes 7 and 10)                                            1,811,998       2,289,698
 Notes payable (Note 8)                                                          1,685,634       1,604,399
 Obligations under capital leases (Note 12)                                      1,118,055       1,041,921
 Billings in excess of costs and estimated earnings on uncompleted
  contracts (Notes 1 and 4)                                                      4,625,657       6,054,814
                                                                               -----------     -----------
   Total Current Liabilities                                                    36,267,328      28,596,945
Deferred tax liability (Notes 1 and 11)                                          2,718,734       2,272,700
Notes payable, less current portion (Notes 8 and 9)                              9,484,479       7,674,608
Obligations under capital leases, less current portion (Note 12)                 2,964,195       3,603,540
                                                                               -----------     -----------
   Total Liabilities                                                            51,434,736      42,147,793
                                                                               -----------     -----------
Commitments and contingencies (Notes 9, 10, 12 and 14)
Stockholders' Equity:
 Preferred stock - $.001 par value; 1,000,000 shares authorized, none
  issued and outstanding (Note 13)                                                       -               -
 Common stock - $.001 par value; 15,000,000 shares authorized, 3,559,938
  issued and outstanding (Notes 13 and 17)                                           3,601           3,601
 Additional paid-in capital                                                     10,943,569      10,943,569
 Capital adjustments                                                              (799,147)       (799,147)
 Retained earnings                                                                 566,283       3,090,214
                                                                               -----------     -----------
   Total Stockholders' Equity                                                   10,714,306      13,238,237
                                                                               -----------     -----------
   Total Liabilities and Stockholders' Equity                                  $62,149,042     $55,386,030
                                                                               ===========     ===========

    The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2001             2000             1999
                                                           ------------     -----------      ------------
Revenue (Notes 10 and 16)                                  $174,063,148     $163,573,258     $210,002,272
Cost of revenue (Note 10)                                   169,404,787      158,935,103      200,070,826
                                                           ------------     ------------     ------------
Gross profit                                                  4,658,361        4,638,155        9,931,446
General and administrative expenses (Notes 1 and 10)          8,062,623        6,777,840        6,671,035
                                                           ------------     ------------     ------------
Income (loss) from operations                                (3,404,262)      (2,139,685)       3,260,411
                                                           ------------     ------------     ------------
Other income (expense):
 Interest income                                                319,797          646,480          668,928
 Interest expense                                              (485,937)        (250,996)        (209,872)
 Other income (expense)                                         377,840         (115,246)         211,119
                                                           ------------     ------------     ------------
                                                                211,700          280,238          670,175
                                                           ------------     ------------     ------------
Income (loss) before income taxes                            (3,192,562)      (1,859,447)       3,930,586
Income tax benefit (expense)                                    668,631          284,861       (1,590,480)
                                                           ------------     ------------     ------------
Net income (loss) (Note 17)                                $ (2,523,931)    $ (1,574,586)    $  2,340,106
                                                           ============     ============     ============
Basic net income (loss) per common share                        $(0.71)          $(0.44)            $0.67
                                                           ============     ============     ============
Diluted net income (loss) per common share                      $(0.71)          $(0.44)            $0.66
                                                           ============     ============     ============
Basic weighted average common shares
 outstanding (Note 18)                                        3,559,938        3,549,458        3,518,510
                                                           ============     ============     ============
Diluted weighted average common shares
 outstanding (Note 18)                                        3,559,938        3,549,458        3,529,705
                                                           ============     ============     ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                         Common Stock
                                    ---------------------
                                      Number of
                                       Shares                  Paid-in       Capital        Retained
                                    Outstanding    Amount      Capital      Adjustment      Earnings
                                    -----------    ------    -----------   -----------     ----------
Balance at January 1, 1999           3,601,250     $3,601    $10,943,569   $(799,147)      $2,324,694
Treasury stock held for funding
 employer retirement plan
 contributions                        (100,000)
Net income                                                                                  2,340,106
                                     ---------     ------    -----------   -----------     ----------
Balance at December 31, 1999         3,501,250      3,601     10,943,569      (799,147)     4,664,800
Treasury stock used in funding
 employer retirement plan
 contributions                          58,688
Net loss                                                                                   (1,574,586)
                                     ---------     ------    -----------   -----------     ----------
Balance at December 31, 2000         3,559,938      3,601     10,943,569      (799,147)     3,090,214
Net loss                                                                                   (2,523,931)
                                     ---------     ------    -----------   -----------     ----------
Balance at December 31, 2001         3,559,938     $3,601    $10,943,569     $(799,147)    $  566,283
                                     =========     ======    ===========   ===========     ==========


    The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                                2001             2000             1999
                                                           -------------    -------------    ------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
 Cash received from customers                              $ 164,497,420    $ 164,943,635    $ 198,476,899
 Cash paid to suppliers and employees                       (165,041,014)    (167,857,330)    (199,775,477)
 Interest received                                               319,797          646,480          695,759
 Interest paid                                                  (485,937)        (250,996)        (235,899)
 Income taxes refunded (paid)                                    804,183         (513,705)        (935,496)
                                                           -------------    -------------    -------------
  Net cash provided by (used in) operating activities             94,449       (3,031,916)      (1,774,214)
                                                           -------------    -------------    -------------

Cash flows from investing activities:
 Decrease (increase) in restricted cash                         (618,543)         360,502        1,535,178
 Collection of note receivable - other                                 -                -          208,807
 Proceeds from sale of property and equipment                  2,366,242          320,039          361,138
 Purchase of property and equipment                             (510,516)      (1,625,734)      (1,399,815)
 Purchase of mineral rights and pit development                 (112,262)        (717,474)        (729,289)
 Decrease in net assets of discontinued operations                     -                -          231,343
                                                           -------------    -------------    -------------
  Net cash provided by (used in) investing activities          1,124,921       (1,662,667)         207,362
                                                           -------------    -------------    -------------

Cash flows from financing activities:
 Repayment of capital lease obligations                       (1,105,301)      (1,183,847)        (882,677)
 Proceeds received from notes payable - other                  4,182,533        6,055,556                -
 Repayment of notes payable - other                           (3,890,694)      (4,532,017)      (1,366,007)
 Repayment of notes payable - related party                            -                -       (1,000,000)
                                                           -------------    -------------    -------------
  Net cash provided by (used in) financing activities           (813,462)         339,692       (3,248,684)
                                                           -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents             405,908       (4,354,891)      (4,815,536)
Cash and cash equivalents at beginning of year                 1,822,598        6,177,489       10,993,025
                                                           -------------    -------------    -------------
Cash and cash equivalents at end of year                   $   2,228,506    $   1,822,598    $   6,177,489
                                                           =============    =============    =============



    The Accompanying Notes are an Integral Part of the Financial Statements

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                                2001             2000             1999
                                                           -------------    -------------    ------------
Increase (Decrease) in Cash and Cash Equivalents
  (Continued):
Reconciliation of Net Income (Loss) to Net Cash
 Provided by (Used in) Operating Activities:
  Net Income (Loss)                                        $(2,523,931)    $(1,574,586)    $ 2,340,106
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                            2,811,042       2,681,037       2,100,151
    (Gain) loss on sale of property and equipment               64,872        (106,280)         11,886
    Deferred taxes, net                                       (638,448)        (24,566)        634,098
    Allowance for doubtful accounts                            163,193         301,895          38,146
    Impairment of goodwill                                   1,420,704               -               -

Changes in Operating Assets and Liabilities:
  Accounts receivable                                       (7,243,533)      4,657,423      (3,860,537)
  Prepaid expenses and other                                   344,928         638,042         643,386
  Inventory                                                 (1,198,218)     (1,071,280)     (3,216,955)
  Income tax receivable                                        774,000        (774,000)         20,886
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                     4,533,955        (969,076)     (5,008,314)
  Refundable deposits                                          121,455         (92,885)        107,461
  Claims receivable                                         (5,968,026)              -               -
  Other assets                                                 (80,558)              -               -
  Accounts payable                                           9,419,871      (3,201,679)      7,010,356
  Accrued liabilities                                         (477,700)     (1,097,622)        321,985
  Interest payable                                                   -               -         (26,027)
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                    (1,429,157)     (2,398,339)     (2,890,842)
                                                           -----------     -----------     -----------
Net cash provided by (used in) operating activities        $    94,449     $(3,031,916)    $(1,774,214)
                                                           ===========     ===========     ===========


    The Accompanying Notes are an Integral Part of the Financial Statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES:

 Nature of the Corporation:

     Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc.
("MVCI") and Ready Mix, Inc. ("RMI").   MVCI is a general contractor, primarily
engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona, and Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas and Phoenix metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

 Liquidity:

     The Company incurred income (loss) from operations for the years ended December 31, 2001, 2000 and 1999 of $(3,404,262), $(2,139,685) and $3,260,411
and has provided (used) cash in operating activities of $94,449, $(3,031,916) and $(1,774,214) for the years ended December 31, 2001, 2000 and 1999. In order to improve working capital, the Company executed a definite agreement on March 22, 2002 to sell certain pit assets to United Metro Materials Inc. ("United Metro"). The purchase price consists of approximately $3.0 million in cash plus the value of rock and sand inventories, which are expected to be between $1.1 and $1.4 million, also paid in cash, and the assumption by United Metro of certain obligations and other liabilities. The final purchase price will depend upon the measurement of rock and sand inventories at closing, which is expected in April 2002. Accordingly, $3,213,484 of assets consisting primarily of inventory and equipment, have been classified as assets held for sale on the accompanying 2001 balance sheet. During 2002, the Company may also consider the disposal of other assets as a means to increase working capital. In addition, the Company has engaged the services of AMG Financing Capital, Inc. to find potential sources of financing to meet future financial obligations. Should the Company not be able to execute the definite agreement with United Metro, sell other assets, or raise additional financing to generate sufficient cash flows from operations, management of the Company will need to develop alternative strategies that may ultimately impact the operations and financial condition of the Company.

 Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries MVCI and RMI. Intercompany transactions and balances have been eliminated in consolidation.

 Reclassifications:

     Certain balances as of December 31, 2000 and 1999 and the years then ended have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. These classifications had no effect on previously reported net income or stockholders' equity.

  Accounting Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of December 31, 2001 and 2000, the total amount of claims that have been submitted or soon-to-be submitted was approximately $54,407,238 and $37,909,196, respectively. Of those sums, the Company's portion of the claims total was $29,396,539 and $20,536,637 and the balance of $25,010,699 and $17,372,559 pertains to prime contractor or subcontractors' claims. Relative to the aforementioned claims, the Company has recorded approximately $7,754,448 and $5,820,904, respectively, in claim revenue to offset costs incurred to-date on the claims. In the accompanying December 31, 2001 balance sheet, claims receivable in the amount of $5,968,026 has been recorded in connection with claims filed. In addition, the Company has also recorded approximately $1,817,831 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $9,572,279 will reduce net income. Conversely, a payment for those same items in excess of $9,572,279 will increase net income.

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

                  MEADOW VALLEY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES (CONTINUED):

  Restricted Cash:

     At December 31, 2001 and 2000, funds in the amount of $2,401,548 and $1,783,005, respectively, were held in trust, in lieu of retention, on certain of the Company's construction contracts and will be released to the Company after the contracts are completed.

  Inventory:

     Inventories, which consist primarily of raw materials, are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements.

 Accounts Receivable, net:

     Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress as well as other trade and non-trade receivables.

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At December 31, 2001 and 2000, the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $562,412 and $399,219, respectively. During the years ended December 31, 2001, 2000 and 1999 the Company incurred bad debt expense in the amounts of $171,037, $489,379 and $79,681, respectively.

 Property and Equipment:

     Property and equipment are recorded at cost. Depreciation charged to operations during the years ended December 31, 2001, 2000 and 1999 was $2,529,281, $2,422,470 and $1,932,272, respectively. Depreciation is provided for on the straight-line method, over the following estimated useful lives. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter.

                  Plants                            6-15 years
                  Computer Equipment                5-7 years
                  Equipment                         5-10 years
                  Vehicles                          5 years
                  Office furniture and equipment    7 years
                  Improvements                      2-10 years


     At December 31, 2001 and 2000, property and equipment with a net book value of $15,802,984 and $18,111,506, respectively, were pledged as collateral for notes payable and capital lease obligations.

  Goodwill:

     Goodwill represents the excess of the costs of acquiring Meadow Valley Contractors, Inc. over the fair value of its net assets and was being amortized on the straight-line method over twenty-five (25) years. Amortization expense charged to operations for each of the years ended December 31, 2001, 2000 and 1999 was $80,029. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, are recognized when expected future operating cash flows derived from goodwill is less than its carrying value. Based on this analysis, the Company determined that the fair value of goodwill as of December 31, 2001 was zero. Accordingly, a goodwill impairment loss of $1,420,704 was recorded in the fourth quarter of 2001 in accordance with the Statement of Financial Accounting Standard No. 121 and is included in the loss from continuing operations.

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

 Fair Value of Financial Instruments:

     The carrying amounts of financial instruments including cash, restricted cash, costs and estimated earnings in excess of billings on uncompleted contracts, certain current maturities of long-term debt, billings in excess of costs and estimated earnings on uncompleted contracts, accrued liabilities and long-term debt approximate fair value based on borrowing rates currently available to the Company for loans with similar terms and maturities.

  Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121") establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, are recognized when expected future operating cash flows derived from goodwill is less than its carrying value. Based on this analysis, the Company determined that the fair value of goodwill as of December 31, 2001 was zero. Accordingly, a goodwill impairment loss of $1,420,704 was recorded in the fourth quarter of 2001 in accordance with the Statement of Financial Accounting Standard No. 121 and is included in the loss from continuing operations.

     The Company executed a definite agreement on March 22, 2002 to sell certain pit assets of MVCI to United Metro Materials Inc. ("United Metro"). The purchase price consists of approximately $3.0 million in cash plus the value of rock and sand inventories, which are expected to be between $1.1 and $1.4 million, also paid in cash. In addition, United Metro will assume certain obligations and other liabilities. The final purchase price will depend upon the measurement of rock and sand inventories at closing, which is expected in April 2002. Accordingly, $3,213,484 of assets consisting primarily of inventory and equipment, have been classified as assets held for sale on the accompanying 2001 balance sheet.

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

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES (CONTINUED):

  Business Combinations and Goodwill and Other Intangible Assets:

     In June 2001, the Financial Accounting Standard Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and to the intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2000, the net carrying amount of goodwill was $1,500,733. Amortization expense during the year ended December 31, 2001 was $80,029. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, are recognized when expected future operating cash flows derived from goodwill is less than its carrying value. Based on this analysis, the Company determined that the fair value of goodwill as of December 31, 2001 was zero. Accordingly, a goodwill impairment loss of $1,420,704 was recorded in the fourth quarter of 2001 in accordance with the Statement of Financial Accounting Standard No. 121 and is included in the loss from continuing operations. We anticipate the adoption of SFAS 141 and SFAS 142 to not have a material impact on the financial statements of the Company.

  Accounting for Asset Retirement Obligations and Accounting for the Impairment or Disposal of Long-Lived Assets:

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

2.  CONCENTRATION OF CREDIT RISK:

     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2001 and 2000, the Company has uninsured cash, cash equivalents, and restricted cash in the amounts of $6,603,140 and $5,322,475, respectively.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACCOUNTS RECEIVABLE:

     Accounts receivable consists of the following:

                                            December 31,    December 31,
                                                 2001           2000
                                            ------------    ------------
Contracts in progress                        $ 9,114,437     $ 6,382,925
Contracts in progress - retention              6,740,547       4,041,781
Completed contracts                                8,775               -
Completed contracts - retention                   83,500         121,376
Other trade receivables                        5,894,753       4,000,003
Other receivables                                 98,304         150,698
                                             -----------     -----------
                                              21,940,316      14,696,783
Less:  Allowance for doubtful accounts          (562,412)       (399,219)
                                             -----------     -----------
                                             $21,377,904     $14,297,564
                                             ===========     ===========

4.  CONTRACTS IN PROGRESS:

     Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                              December 31,     December 31,
                                                 2001              2000
                                             -------------    -------------
Costs incurred on uncompleted contracts      $ 443,326,113    $ 425,863,961
Estimated earnings to date                      14,792,091       18,838,396
                                             -------------    -------------
                                               458,118,204      444,702,357
Less: billings to date                        (451,481,781)    (440,929,162)
                                             -------------    -------------
                                                 6,636,423        3,773,195
Less:  claims receivable                        (5,968,026)               -
                                             -------------    -------------
                                             $     668,397    $   3,773,195
                                             =============    =============


     Included in the accompanying balance sheets under the following captions:

                                                    December 31,    December 31,
                                                        2001            2000
                                                    ------------    ------------
Costs and estimated earnings in excess of
  billings on uncompleted contracts                 $ 5,294,054     $ 9,828,009

Billings in excess of costs and estimated
  earnings on uncompleted contracts                  (4,625,657)     (6,054,814)
                                                    -----------     -----------
                                                    $   668,397     $ 3,773,195
                                                    ===========     ===========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:


                                   December 31,     December 31,
                                       2001             2000
                                   ------------     ------------
Land                                $   827,639     $   827,639
Plants                                7,283,099       9,395,274
Computer equipment                      382,962         341,783
Equipment                            12,262,847      12,089,702
Vehicles                              2,431,937       2,068,654
Office furniture and fixtures            61,995          62,420
Improvements                            442,814         364,766
                                    -----------     -----------
                                     23,693,293      25,150,238
Accumulated depreciation             (8,425,502)     (7,038,732)
                                    -----------     -----------
                                    $15,267,791     $18,111,506
                                    ===========     ===========
6.  ACCOUNTS PAYABLE:

     Accounts payable consists of the following:

                                   December 31,     December 31,
                                       2001             2000
                                   ------------     ------------
Trade                               $22,897,786     $14,069,299
Retentions                            4,128,198       3,536,814
                                    -----------     -----------
                                    $27,025,984     $17,606,113
                                    ===========     ===========
7.  ACCRUED LIABILITIES:

   Accrued liabilities consists of the following:

                                   December 31,     December 31,
                                       2001             2000
                                   ------------     ------------
Compensation                        $   715,552     $   765,497
Taxes                                   517,853         641,464
Insurance                               144,616          77,208
Other                                   433,977         805,529
                                    -----------     -----------
                                    $ 1,811,998     $ 2,289,698
                                    ===========     ===========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  NOTES PAYABLE:

     Notes payable consists of the following:


                                                                          December 31,               December 31,
                                                                             2001                       2000
                                                                         ------------               ------------
Notes payable, interest rates ranging from 3.9% to 9% with
monthly payments of $87,916, due dates ranging from
April 1, 2002 to June 4, 2004, collateralized by equipment               $ 1,377,503                 $ 2,397,756

Notes payable, interest rates ranging from 9.0% to 9.33% with monthly payments of $9,958, due dates ranging from August
15, 2003 to December 31, 2004, collateralized by land                        218,862                     313,067

Notes payable, interest rates ranging from 0% to 8.11% with
monthly payments of $18,680, due dates ranging from July
5, 2002 to November 1, 2004, collateralized by equipment                     285,890                     484,677

Notes payable, variable interest rate currently at 4.75%, interest rate is based on Chase Manhattan Bank's prime, with monthly
principal payments of $15,536, due dates ranging from
July 14, 2005 to May 13, 2006, collateralized by equipment                   797,102                   3,045,659

Non-interest bearing note payable, with monthly payments of
$5,012, due September 28, 2004, collateralized by equipment                  165,394                           -

Notes payable, interest rates ranging from 4.5% to 8.84%, with monthly payments of $33,099, due dates ranging from December
20, 2004 to February 27, 2006, collateralized by equipment                 1,325,362                           -

Note payable, variable interest rate currently at 5.0%, interest rate is based on Chase Manhattan Bank's prime plus .25%.
Effective March 2002, the line of credit was amended
to bear interest at Chase Manhattan Bank's
prime plus 1.5%, with interest only payments until
January 1, 2003, due December 31, 2006, collateralized
by all assets of the Company (See Note 9)                                  7,000,000                    3,037,848
                                                                        ------------                  -----------
                                                                          11,170,113                    9,279,007
Less:  current portion                                                    (1,685,634)                  (1,604,399)
                                                                        ------------                  -----------
                                                                        $  9,484,479                  $ 7,674,608
                                                                        ============                  ===========

     Following are maturities of long-term debt for each of the next 5 years:

                           2002       $ 1,685,634
                           2003         2,817,172
                           2004         2,418,334
                           2005         2,261,051
                           2006         1,987,922
                                      -----------
                                      $11,170,113
                                      ===========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  LINE OF CREDIT:

     In July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001 at which time the line of credit was to convert to a term agreement requiring monthly principal and interest payments through December 31, 2005. The line of credit is collateralized by all of the Company's assets. Under the terms of the line of credit, the Company is required to maintain a certain level of tangible net worth. In addition, the Company is also required to maintain a ratio of total debt to tangible net worth. As of December 31, 2001, the Company was not in compliance with the tangible net worth covenant. Effective March 2002, the Company amended the line of credit agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank's prime, plus 1.5% through January 1, 2003 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2006. In connection with the amendment, the Company obtained a waiver from non-compliance with the tangible net worth convenant as of December 31, 2001. As of December 31, 2001, the Company had withdrawn the entire $7,000,000 from the line of credit.

10. RELATED PARTY TRANSACTIONS:

     Management believes that the fair value of the following transactions reflect current amounts that the Company could have consummated transactions with other third parties.

  Revenue:

     During the years ended December 31, 2001 and 2000, the Company provided construction materials to various related parties in the amounts of $108,112 and $26,556, respectively. Included in accounts receivable at December 31, 2001 and 2000 are amounts due from related parties, in the amounts of $27,337 and $15,132, respectively.

  Professional Services:

     During the years ended December 31, 2001, 2000 and 1999, a related party rendered professional services to the Company in the amounts of $14,573, $23,342 and $7,944, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company paid $30,000, $30,000 and $5,000, respectively, to outside members of the board of directors.

  Subcontractor/Supplier:

     Various related parties provided materials and equipment used in the Company's construction business during the years ended December 31, 2001, 2000 and 1999, in the amounts of $4,114,319, $535,694, and $65,441, respectively.
Included in accounts payable at December 31, 2001 and 2000 are amounts due to related parties, in the amounts of $1,046,908 and $154,861, respectively, related to supplies.

  Royalties:

     During the years ended December 31, 2001, 2000 and 1999, the Company paid a related party mining royalties in the amounts of $390,144, $328,310, and $182,061, respectively. Included in accrued liabilities December 31, 2001 and 2000 are amounts due to related parties, in the amounts of $30,464 and $49,983, respectively, related to royalties.

 Commitments:

     The Company leased office space in Moapa, Nevada on a month-to-month basis, at a rental rate of $840 per month, from a related party of the Company. The lease terms also required the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense under the lease for the years ended December 31, 2001, 2000 and 1999 amount to $9,240, $10,080 and $10,080, respectively.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. INCOME TAXES:

     The provisions for income taxes benefit (expense) from continuing operations consist of the following:


                          For the Years Ended December 31,
                         ------------------------------------
                            2001       2000          1999
                         --------    --------    ------------
Current:
 Federal                 $ 30,183    $231,663    $  (851,180)
 State                          -      28,632       (105,202)
                         --------    --------    -----------
                           30,183     260,295       (956,382)
Deferred                  638,448      24,566       (634,098)
                         --------    --------    -----------
                         $668,631    $284,861    $(1,590,480)
                         ========    ========    ===========

     The Company's deferred tax asset (liability) consists of the following:


                                December 31,    December 31,
                                    2001            2000
                                ------------    ------------
Deferred tax asset:
 Other                           $   613,705     $   269,137
 NOL carryforward                  1,344,218         604,304
                                 -----------     -----------
                                   1,957,923         873,441
Deferred tax liability:
 Depreciation                     (2,718,734)     (2,272,700)
                                 -----------     -----------
Net deferred tax liability       $  (760,811)    $(1,399,259)
                                 ===========     ===========

     For the years ended December 31, 2001, 2000 and 1999, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:



                                        For the Years Ended December 31,
                                     ------------------------------------
                                         2001            2000          1999
                                     -----------     -----------    ---------
Statutory rate applied to income
 (loss) before income taxes          $(1,085,471)    $ (632,212)    $1,334,160

State taxes, net of federal benefit      (35,902)       (61,362)       131,949

Increase (decrease) in income taxes
 resulting from:
  Non-Deductible items                   525,015         50,557              -
  Other                                  (72,273)       358,156        124,731
                                     -----------     ----------     ----------
                                     $  (668,631)    $ (284,861)    $1,590,840
                                     ===========     ==========     ==========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS:

     The Company is currently leasing office space in Phoenix, Arizona under a non-cancelable operating lease agreement expiring in December 2003. During December 1998, the Company amended the original lease. The amended lease agreement provides for monthly payments of $8,280 through December 31, 2001, $8,694 from January 1, 2002 through December 31, 2002 and $9,108 from January 1, 2003 through December 31, 2003. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $115,059, $96,765 and $89,152 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company leases office space, batch plants, equipment, mixer trucks, property and aggregate supply under leases expiring in various years through 2010. Rent under the aforementioned operating leases were $8,307,423, $4,369,138 and $2,374,109 for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001 for each of the next five years and in aggregate are:


                        2002                     $ 5,594,036
                        2003                       5,258,727
                        2004                       4,834,046
                        2005                       3,193,778
                        2006                       1,747,355
                        Subsequent to 2006         3,671,067
                                                 -----------
                                                 $24,299,009
                                                 ===========

     The Company has entered into employment contracts with some of its executive officers that provide for an annual salary, issuance of the Company's common stock and various other benefits and incentives. As of the end of December 31, 2001, 2000 and 1999, the total commitments, excluding benefits and incentives, amount to $498,875, $870,188 and $1,530,438, respectively.

     The Company is the lessee of batch plants, equipment and vehicles under capital leases expiring in various years through 2006. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over the lower of the expected useful life or the lease term. Depreciation on the assets under capital leases charged to expense in 2001, 2000 and 1999 was $621,147, $762,548 and $559,348, respectively. At
December 31, 2001 and 2000, property and equipment included $5,017,796 and $6,895,120, respectively, of vehicles and equipment under capital leases.

    Minimum future lease payments under capital leases as of December 31, 2001 for each of the next five years and in aggregate are:


           2002                                            $ 1,400,875
           2003                                              1,197,078
           2004                                              1,046,391
           2005                                                695,891
           2006                                                414,717
                                                           -----------
           Total minimum payments                            4,754,952
           Less:  executory costs                                 (186)
                                                           -----------
           Net minimum lease payments                        4,754,766
           Less:  amount representing interest                (672,516)
                                                           -----------
           Present value of net minimum lease payment        4,082,250
           Less:  current portion                           (1,118,055)
                                                           -----------
                                                           $ 2,964,195
                                                           ===========

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

     The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or will make claims as described below on the following contracts:

(1) Five contracts with the New Mexico State Highway and Transportation Department - The approximate total value of claims on these projects is $35,271,841 of which approximately $23,146,407 is on behalf of MVCI and the balance of $12,125,434 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.
(2) Clark County, Nevada - The approximate total value of claims on this project is $19,135,397 of which approximately $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

     The above claims combined total approximately $54,407,238. Of that sum, the Company's portion of the claims total approximately $29,396,539 and the balance of approximately $25,010,699 pertains to prime contractor or subcontractors' claims. Relative to the aforementioned claims, the Company has recorded approximately $7,754,448 in claim revenue to offset costs incurred to-date on the claims. In addition, the Company has also recorded approximately $1,817,831 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $9,572,279 will reduce net income. Conversely, a payment for those same items in excess of $9,572,279 will increase net income.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. LITIGATION AND CLAIM MATTERS (CONTINUED):

Lawsuits Filed Against Meadow Valley Contractors, Inc. or Meadow Valley Corporation

(1) Innovative Construction Systems, Inc. ("ICS"), District Court, Clark County, NV - ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension funds contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS' claims have merit and intends to vigorously defend against these claims and will eventually seek to recover the damages ICS has caused the Company through its failure to perform.
(2) AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is for approximately $3,000,000. MVCI's countersuit against AnA is for approximately $2,000,000. AnA has also filed a complaint on two other projects completed in 1997 where they were a subcontractor to MVCI in the same jurisdiction in the amount of approximately $715,000 for changed conditions. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.
(3) Progressive Contracting Inc. ("PCI"), District Court, Clark County, NV - PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI's claims to the owner and they are included in the total claim amount.
(4) The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.
(5) The Company and all of its directors were served with a civil complaint by Silver State Materials Corp. and Cyrus Spurlino. The complaint primarily alleges that the Company's October 1995 Registration Statement on Form S-1 was misleading in stating that the Company's directors were elected on a staggered basis because the Company's Bylaws, providing for such staggered term, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The complaint seeks (i) to terminate all of the Company's directors for cause, (ii) to elect a new Board of Directors, (iii) to cause the Company to enact amended and restated bylaws, (iv) for monetary damages in an undisclosed amount, (v) for interest, fees and costs, and (vi) for such other relief as the District Court may deem appropriate. The Company believes that the complaint is without merit and intends to vigorously defend it.

15. STATEMENT OF CASH FLOWS:

  Non-Cash Investing and Financing Activities:

     The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

     During the years ended December 31, 2001, 2000 and 1999, the Company financed the purchase of property, plant and equipment in the amounts of $2,141,357, $4,044,329 and $4,987,308, respectively.

     During the year ended December 31, 1999, the Company received $135,000 trade in value on equipment.

     During the year ended December 31, 2000, the Company sold a piece of equipment for a total purchase price of $80,000. The Company received a cash payment in the amount of $20,000; a piece of equipment valued at $20,000 and accepted the remaining $40,000 to be paid in two equal installments of $20,000. Included in accounts receivable, net at December 31, 2000, is $40,000 related to the aforementioned sale. During the first quarter of 2001, the Company had collected the entire accounts receivable amount.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. SIGNIFICANT CUSTOMERS:

     For the years ended December 31, 2001, 2000 and 1999, the Company recognized a significant portion of its revenue from four Customers (shown as an approximate percentage of total revenue):


                          For the Years Ended December 31,
                          --------------------------------
                               2001    2000    1999
                               ----    ----    ----
    A                          21.9%   17.5%   26.2%
    B                          12.5%   16.3%   28.7%
    C                           9.6%   23.0%   17.2%
    D                          14.7%    6.1%    5.8%


     At December 31, 2001 and 2000, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

                       For the Years Ended December 31,
                       --------------------------------
                           2001                 2000
                           ----                 ----
    A                  $3,809,567           $2,968,786
    B                   6,255,403            1,855,666
    C                     350,962            1,124,196
    D                   2,218,976              762,181

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

     The following summarized the stock option transactions:




                                                               Weighted Average
                                                Shares          Price per Share
                                              ----------       ----------------
    Outstanding January 1, 1999                 622,075              $5.43
       Granted                                  165,500               5.43
       Forfeited                                (14,700)              5.43
                                               --------
    Outstanding December 31, 1999               772,875               5.12
       Forfeited                               (101,525)              5.23
                                               --------
    Outstanding December 31, 2000               671,350               5.11
       Granted                                  201,300               2.44
       Forfeited                               (101,000)              4.80
                                               --------
    Outstanding December 31, 2001               771,650               4.45
                                               ========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. STOCK OPTION PLAN (CONTINUED):

     Information relating to stock options at December 31, 2001 summarized by exercise price is as follows:


                                           Outstanding                                 Exercisable
                              ---------------------------------------------   ---------------------------
                                                   Weighted Average                      Weighted Average
                                          ---------------------------------              ----------------
                                                Remaining
Exercise Price Per Share       Shares     Life ( In Years)   Exercise Price    Shares     Exercise Price
------------------------       --------   ----------------   --------------    ------     --------------
$6.25                           139,700                 4          $   6.25    139,700             $ 6.25
$5.41                             2,500                 5              5.41      2,500               5.41
$4.375                          144,050                 5             4.375    144,050              4.375
$5.31                            80,000                 6              5.31     80,000               5.31
$5.875                           91,000                 7             5.875     91,000              5.875
$4.563                           20,000                 8             4.563     13,334              4.563
$4.00                            20,000                 8              4.00     13,333               4.00
$3.875                           83,600                 8             3.875     55,734              3.875
$2.438                          190,800                10             2.438          -              2.438
---------------                 -------                            --------    -------             ------
$2.438 to $6.25                 771,650                            $   4.45    539,651             $ 4.45
===============                 =======                            ========    =======             ======


     All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2001, 2000 and 1999. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the proforma amounts presented below:


                                                     2001            2000             1999
                                                 -----------      -----------      ----------
Net income (loss)
 As Reported                                     $(2,523,931)     $(1,574,586)     $2,340,106
 Proforma                                         (2,625,728)      (1,721,988)      1,784,024

Basic net income (loss) per common share
 As Reported                                     $     (0.71)     $     (0.44)     $     0.67
 Proforma                                              (0.74)           (0.49)           0.51

Diluted net income (loss) per common share
 As Reported                                     $     (0.71)     $     (0.44)     $     0.66
 Proforma                                              (0.74)           (0.49)           0.51

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001: expected life of options of 5 years, expected volatility of 60.85%, risk-free interest rates of 8%, and a 0% dividend yield and 1999: expected life of options of 5 years, expected volatility of 54.87%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 and 1999 approximated $.97 and $1.13, respectively.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. BASIC EARNINGS (LOSS) PER SHARE:

      The Company's basic net income (loss) per share at December 31, 2001, 2000 and 1999 were computed by dividing net income for the period by 3,559,938, 3,549,458 and 3,518,510, respectively, the basic weighted average number of common shares outstanding during the period.

      The Company's diluted net loss per common share at December 31, 2001 is computed based on the weighted average number of shares of common stock outstanding during the period. Options to purchase 771,650 at a range of $2.438 to $6.25 per share were outstanding during 2001, but were not included in the computation of diluted net loss per common shares because the options' exercise price was greater than the average market price of the common share.

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

19. Discontinued Operations:

      In June 1998, the Company adopted a formal plan (the "Plan") to discontinue the operations of Prestressed Products Incorporated ("PPI"). The Plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. Accordingly, the Company has reclassified the operations of PPI as discontinued operations in the accompanying statements of operations. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets for PPI, which included a provision of $1,350,000 for estimated operating losses during the phase-out period. During the year ended December 31, 1999, $598,172 of the expected losses was incurred (net of income tax benefit of $398,743).

      The revenue of PPI for the year ended December 31, 1999 was $1,460,381. These amounts are not included in revenue in the accompanying statements of operations.

      The accompanying consolidated balance sheet as of December 31, 1999 reflects the net liabilities and the estimated loss as a single amount as follows:

                                                   December 31,
                                                      1999
                                                   -----------
      Current assets                               $   653,668
      Non-current assets                                   -
      Liabilities                                     (242,113)
                                                   -----------
         Net assets                                    411,555
      Estimated loss on disposition                   (217,717)
                                                   -----------
      Net asset of discontinued operations         $   193,838
                                                   ===========

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. SUBSEQUENT EVENTS:

      In January 2002, the Company amended the line of credit agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank's prime, plus .5% through January 1, 2003 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2006.

      In January 2002, the Company refinanced 22 mixer trucks for $830,625. The mixer trucks were previously recorded under a operating lease agreement. The note payable obligation has an interest rate of 6.65%, with monthly payments of $25,515, and is due January 2005.

      In February 2002, the Company entered into a non-binding letter of intent to sell Ready Mix, Inc. to RMI Enterprises, LLC.

      In February 2002, the Company financed the purchase of equipment in the amount of $16,129. The note payable is non-interest bearing, with monthly payments of $1,344, and is due February 2003.

      In March 2002, the Company financed the purchase of equipment in the amount of $77,891. The note payable obligation has an interest rate of 7.9%, with monthly payments of $3,496, and is due February 2004.

      In March 2002, the Company refinanced 10 mixer trucks for $332,700. The mixer trucks were previously recorded under an operating lease agreement. The capital lease agreement has an interest rate of 6.9%, with monthly payments of $10,238, and is due April 2005.

      In March 2002, the Company is in negotiations to refinance 8 mixer trucks, which were previously recorded under operating lease agreements.

      In March 2002, the Company executed a definitive agreement to sell mineral leases and related equipment and other assets pertaining to the sand and gravel operation near Prescott, Arizona.

      In March 2002, the Company amended the line of credit agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank's prime, plus 1.5% through January 1, 2003 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2006.

      In March 2002, the Company terminated the non-binding letter of intent to sell Ready Mix, Inc. to RMI Enterprises, LLC.

21. OTHER INFORMATIVE DISCLOSURES:

      The construction materials operation manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Prospective customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. Construction materials sales first began from a single location in March 1997 and, by the end of 2000, expanded to two locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity.

      The construction services operation of the Company generates revenue by providing construction services, usually under terms of a contract with an owner or a subcontract with another contractor.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. OTHER INFORMATIVE DISCLOSURES (CONTINUED):

      The following is a summary of certain financial items of the Company's two main areas of operations for 2001, 2000 and 1999:

                                                           Construction       Construction
                                                            Services           Materials
                                                           ------------       ------------
      For the twelve months ended December 31, 2001
      Gross revenue                                        $ 143,129,246      $ 32,625,131
      Intercompany revenue                                             -         1,691,229
      Cost of revenue                                        140,058,139        31,037,877
      Interest income                                            299,887            19,910
      Interest expense                                          (302,489)         (183,448)
      Depreciation and amortization                            1,999,626           811,416
      Income (loss) before taxes                              (2,698,403)         (494,159)
      Income tax benefit (expense)                               756,333           (87,702)
      Net income (loss)                                       (1,942,070)         (581,861)
      Total assets                                            47,963,143        14,185,899

      For the twelve months ended December 31, 2000
      Gross revenue                                        $ 144,608,886      $ 20,330,715
      Intercompany revenue                                           -           1,366,343
      Cost of revenue                                        140,684,222        19,617,224
      Interest income                                            614,118            32,362
      Interest expense                                          (177,850)          (73,146)
      Depreciation and amortization                            2,018,501           662,536
      Income (loss) before taxes                                (532,354)       (1,327,093)
      Income tax benefit (expense)                              (210,145)          495,006
      Net income (loss)                                         (742,499)         (832,087)
      Total assets                                            42,043,028        13,343,002

      For the twelve months ended December 31, 1999
      Gross revenue                                        $ 195,589,962      $ 15,664,030
      Intercompany revenue                                           -           1,251,720
      Cost of revenue                                        187,258,844        14,063,702
      Interest income                                            648,922            20,006
      Interest expense                                          (132,637)          (77,235)
      Depreciation and amortization                            1,820,981           279,170
      Income (loss) before taxes                               3,493,888           436,698
      Income tax benefit (expense)                            (1,427,294)         (163,186)
      Net income (loss)                                        2,066,594           273,512
      Total assets                                            48,664,190         9,890,632

     There are no differences in accounting principles between the operations. All centrally incurred costs are allocated to the construction services operation. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


22. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                 March 31,           June 30,        September 30,       December 31,
                                              -------------       -------------      -------------      -------------
2001
Revenue                                       $  35,353,537       $  45,476,667      $  52,619,530      $  40,613,414
Gross Profit                                        190,604           2,150,370          2,205,774            111,613
Income (loss) from operations                    (1,548,077)            417,024            704,325         (2,977,534)
Net income (loss)                                (1,017,359)            537,702            325,453         (2,369,727)
Basic net income (loss) per common share              (0.29)               0.15               0.09              (0.66)
Diluted net income (loss) per common share            (0.29)               0.15               0.09              (0.66)
Basic weighted average common shares
   outstanding                                    3,559,938           3,559,938          3,559,938          3,559,938
Diluted weighted average common shares
   outstanding                                    3,559,938           3,559,938          3,559,938          3,559,938

2002
Revenue                                       $  38,589,472       $  45,378,857      $  44,434,571      $  35,170,358
Gross Profit                                      1,784,830           1,413,572          1,742,034           (302,281)
Income (loss) from operations                       210,286             (61,337)           (50,655)        (2,237,979)
Net income (loss)                                   227,164              15,366             17,515         (1,834,631)
Basic net income (loss) per common share               0.06                0.01                -                (0.51)
Diluted net income (loss) per common share             0.06                0.01                -                (0.51)
Basic weighted average common shares
   outstanding                                    3,518,018           3,559,938          3,559,938          3,559,938
Diluted weighted average common shares
   outstanding                                    3,518,018           3,559,938          3,559,938          3,559,938