Form 10-Q
period 2002-03-31
MEADOW VALLEY CORP
filed 2002-05-15
CIK 934749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                           Commission File No 0-25428

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2002:

                          Common Stock, $.001 par value
                                3,559,938 shares

                            MEADOW VALLEY CORPORATION
                                      INDEX
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
     Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended
     March 31, 2002 and March 31, 2001                                                                      3

     Condensed Consolidated Balance Sheets - As of March 31, 2002 (Unaudited) and
     December 31, 2001                                                                                      4

     Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended
     March 31, 2002 and March 31, 2001                                                                      5

     Notes to Condensed Consolidated Financial Statements                                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                         18


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                                                  20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                          ---------------------------------------
                                                                                 2002                 2001
                                                                          ------------------    -----------------
Revenue                                                                     $    35,005,133       $   35,353,537
Cost of revenue                                                                  33,362,759           35,162,933
                                                                          ------------------    -----------------
Gross profit                                                                      1,642,374              190,604
General and administrative expenses                                               1,528,277            1,738,681
                                                                          ------------------    -----------------
Income (loss) from operations                                                       114,097           (1,548,077)
                                                                          ------------------    -----------------
Other income (expense):
        Interest income                                                              25,652               62,571
        Interest expense                                                           (101,338)             (80,544)
        Other expense                                                                (5,920)             (61,726)
                                                                          ------------------    -----------------
                                                                                    (81,606)             (79,699)
                                                                          ------------------    -----------------
Income (loss) before income taxes                                                    32,491           (1,627,776)
Income tax benefit (expense)                                                        (12,184)             610,417
                                                                          ------------------    -----------------

Net income (loss)                                                           $        20,307       $   (1,017,359)
                                                                          ==================    =================

Basic net income (loss) per common share                                    $          0.01       $        (0.29)
                                                                          ==================    =================

Diluted net income (loss) per common share                                  $          0.01       $        (0.29)
                                                                          ==================    =================

Basic weighted average common shares outstanding                                  3,559,938            3,559,938
                                                                          ==================    =================

Diluted weighted average common shares outstanding                                3,559,938            3,559,938
                                                                          ==================    =================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            March 31,             December 31,
                                                                              2002                   2001
                                                                        ------------------    ------------------
Assets:                                                                    (Unaudited)
Current Assets:
       Cash and cash equivalents                                          $       321,473       $     2,228,506
       Restricted cash                                                          2,101,459             2,401,548
       Accounts receivable, net                                                22,923,434            21,377,904
       Prepaid expenses and other                                                 276,610               404,780
       Inventory                                                                3,274,282             3,365,750
       Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                 6,061,046             5,294,054
                                                                        ------------------    ------------------
                Total Current Assets                                           34,958,304            35,072,542
Property and equipment, net                                                    15,840,588            15,267,791
Assets held for sale                                                            3,501,092             3,213,484
Deferred tax asset                                                              1,957,923             1,957,923
Refundable deposits                                                                55,110                55,110
Mineral rights and pit development, net                                           532,402               533,608
Claims receivable                                                               5,968,026             5,968,026
Other assets                                                                       80,558                80,558
                                                                        ------------------    ------------------
                Total Assets                                              $    62,894,003       $    62,149,042
                                                                        ==================    ==================

Liabilities and Stockholders' Equity:
Current Liabilities:
       Accounts payable                                                   $    24,380,105       $    27,025,984
       Accrued liabilities                                                      2,340,328             1,811,998
       Notes payable                                                            2,362,712             1,685,634
       Obligations under capital leases                                         1,113,047             1,118,055
       Income tax payable                                                          12,184                     -
       Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                 6,990,256             4,625,657
                                                                        ------------------    ------------------
                Total Current Liabilities                                      37,198,632            36,267,328
Deferred tax liability                                                          2,718,734             2,718,734
Notes payable, less current portion                                             9,558,636             9,484,479
Obligations under capital leases, less current portion                          2,683,388             2,964,195
                                                                        ------------------    ------------------
                Total Liabilities                                              52,159,390            51,434,736
                                                                        ------------------    ------------------
Commitments and contingencies
Stockholders' Equity:

       Preferred stock-$.001 par value; 1,000,000 shares authorized,
          none issued and outstanding                                                   -                     -
       Common stock-$.001 par value; 15,000,000 shares authorized,
          3,559,938 issued and outstanding                                          3,601                 3,601
       Additional paid-in capital                                              10,943,569            10,943,569
       Capital adjustments                                                       (799,147)             (799,147)
       Retained earnings                                                          586,590               566,283
                                                                        ------------------    ------------------
                Total Stockholders' Equity                                     10,734,613            10,714,306
                                                                        ------------------    ------------------
                Total Liabilities and Stockholders' Equity                $    62,894,003       $    62,149,042
                                                                        ==================    ==================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                          --------------------------------------
                                                                                  2002                2001
                                                                          ------------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
        Cash received from customers                                        $    35,051,290       $  30,432,046
        Cash paid to suppliers and employees                                    (36,446,783)        (33,316,446)
        Interest received                                                            25,652              62,571
        Interest paid                                                              (101,338)            (80,544)
                                                                          ------------------    ----------------
             Net cash used in operating activities                               (1,471,179)         (2,902,373)
                                                                          ------------------    ----------------

Cash flows from investing activities:
        Decrease (increase) in restricted cash                                      300,089                (354)
        Proceeds from sale of property and equipment                                 89,424              65,634
        Purchase of property and equipment                                          (33,442)           (112,966)
        Purchase of mineral rights and pit development                                    -              41,417
                                                                          ------------------    ----------------
             Net cash provided by (used in) investing activities                    356,071              (6,269)
                                                                          ------------------    ----------------

Cash flows from financing activities:
        Proceeds received from note payable                                               -           2,004,126
        Repayment of notes payable                                                 (506,110)           (364,909)
        Repayment of capital lease obligations                                     (285,815)           (273,873)
                                                                          ------------------    ----------------
             Net cash provided by (used in) financing activities                   (791,925)          1,365,344
                                                                          ------------------    ----------------

Net decrease in cash and cash equivalents                                        (1,907,033)         (1,543,298)
Cash and cash equivalents at beginning of period                                  2,228,506           1,822,598
                                                                          ------------------    ----------------
Cash and cash equivalents at end of period                                  $       321,473       $     279,300
                                                                          ==================    ================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                          -------------------------------------
                                                                                 2002                2001
                                                                          -----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income (Loss) to Net Cash Used in
   Operating Activities:
        Net Income (Loss)                                                   $       20,307       $  (1,017,359)
        Adjustments to reconcile net income (loss) to net cash used in operating activities:
                Depreciation and amortization                                      685,651             640,257
                Gain on sale of property and equipment                             (57,484)             (3,554)
                Allowance for doubtful accounts                                     30,973              42,226

Changes in Operating Assets and Liabilities:
        Accounts receivable                                                     (1,576,503)         (3,562,692)
        Prepaid expenses and other                                                 128,170              67,061
        Inventory                                                                 (194,535)            (63,168)
        Income tax receivable                                                            -            (610,417)
        Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                  (766,992)         (1,636,199)
        Refundable deposits                                                              -              31,731
        Accounts payable                                                        (2,645,879)          2,796,911
        Accrued liabilities                                                        528,330             112,376
        Income tax payable                                                          12,184                   -
        Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                 2,364,599             300,454
                                                                          -----------------    ----------------
Net cash used in operating activities                                       $   (1,471,179)      $  (2,902,373)
                                                                          =================    ================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business:

     Nature of Corporation:

     Meadow Valley Corporation (the "Company") was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. ("MVCI") and Ready Mix, Inc. ("RMI"). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona and Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas, NV and Phoenix, AZ metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

     Liquidity:

     The Company incurred income (loss) from operations for the three months ended March 31, 2002 and 2001 of $20,307 and $(1,017,359) and has used cash in operating activities of $(1,471,179) and $(2,902,373) for the three months ended March 31, 2002 and 2001. In order to improve working capital, the Company executed a definite agreement on March 22, 2002 to sell certain pit assets to United Metro Materials Inc. ("United Metro"). On May 9, 2002, the Company closed the transaction with United Metro. The transaction was for a sale price of $3,000,000 subject to a $250,000 hold-back that may be paid within the next twenty-four months if sales volumes, measured in tons of materials sold, meet or exceed a stipulated minimum amount. In addition, within seven days of closing, the ending inventory of finished product will be measured and paid for and is expected to be between $1.0 and $1.5 million. After deduction of the hold-back amount and approximately $212,000 of debt paid off by United Metro, the net cash received by the Company in conjunction with this transaction, depending upon final inventory quantities, will range from $3.5 to $4.0 million. United Metro also assumed approximately $1.5 million in operating lease obligations. Accordingly, $3,501,092 of assets consisting primarily of inventory and equipment, have been classified as assets held for sale on the accompanying 2002 balance sheet. During 2002, the Company may also consider the disposal of other assets as a means to increase working capital. In addition, the Company has engaged the services of AMG Financing Capital, Inc. to find potential sources of financing to meet future financial obligations. Should the Company not be able to sell other assets or raise additional financing to generate sufficient cash flows from operations, management of the Company will need to develop alternative strategies that may ultimately impact the operations and financial condition of the Company.

2.   Presentation of Interim Information:

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of operating results for the entire year.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Revenue and Cost Recognition:

     Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontracting, direct materials and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2002, the total amount of claims that have been submitted or soon-to-be submitted was approximately $44,016,324. Of that sum, the Company's portion of the claims total was approximately $27,454,956 and the balance of $16,561,368 pertains to prime contractor or subcontractors' claims. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses. Accordingly, the approximate total claim amount is now $44,016,324 of which $27,454,956 pertains to the Company and the balance of $16,561,368 applies to subcontractors or the prime contractor. This revised approximation of total claim amount compares to previously reported amounts of $54,407,238, $29,396,539 and $25,010,699 respectively. Relative to the aforementioned claims, the Company has recorded $7,754,448 in claim revenue to offset costs incurred to-date on the claims. In the accompanying March 31, 2002 balance sheet, claims receivable in the amount of $5,968,026 has been recorded in connection with claims filed. In addition, the Company has also recorded approximately $1,817,831 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $9,572,279 will reduce net income. Conversely, a payment for those same items in excess of $9,572,279 will increase net income.

4.   Recent Accounting Pronouncements:

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

4.   Recent Accounting Pronouncements (Continued):

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

         The adoption of SFAS 141, SFAS 142 and SFAS 144 did not have a material effect on the Company's financial statements.

         The Company does not anticipate the adoption of SFAS 143 to have a material effect on the Company's financial statements.

5.   Notes Payable:

         Summary of first quarter additions to notes payable and its balance at March 31, 2002:


              Note payable, interest rate at 6.65%, with monthly
              payments of $25,515, due 1/18/05, collateralized
              by equipment                                                   $      788,686

              Note payable, interest rate at 6.9%, with monthly
              payments of $10,238, due 3/1/05, collateralized
              by equipment                                                          323,720

              Note payable, interest rate at 7.9%, with monthly
              payments of $3,496, due 2/10/04, collateralized
              by equipment                                                           77,891

              Note payable, interest rate at 0%, with monthly
              payments of $1,344, due 2/7/03, collateralized
              by equipment                                                           13,441
                                                                           -----------------
                                                                                  1,203,738

              Less:  current portion                                               (419,709)
                                                                           -----------------
                                                                             $      784,029
                                                                           =================


         Following are maturities of the above long-term debt for each of the next 3 years:

              2003                                                           $      419,709
              2004                                                                  427,667
              2005                                                                  356,362
                                                                           -----------------
                                                                             $    1,203,738
                                                                           =================

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Line of Credit:

          In July 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank's prime, plus .25% through December 31, 2001 at which time the line of credit was to convert to a term agreement requiring monthly principal and interest payments through December 31, 2005. The line of credit is collateralized by all of the Company's assets. Under the terms of the line of credit, the Company is required to maintain a certain level of tangible net worth. In addition, the Company is also required to maintain a ratio of total debt to tangible net worth. As of March 31, 2002, the Company was not in compliance with the tangible net worth covenant, but was in compliance with the ratio of total debt to tangible net worth. Effective March 2002, the Company amended the line of credit agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank's prime, plus 1.5% through January 1, 2003 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2006. In connection with the amendment, the Company obtained a waiver from non-compliance with the tangible net worth covenant for the period from December 31, 2001 to January 1, 2003. As of March 31, 2002, the Company had withdrawn the entire $7,000,000 from the line of credit.

7.   Statement of Cash Flows:

     Non-Cash Investing and Financing Activities:

          The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

          During the three months ended March 31, 2002, the Company financed the purchase of equipment in the amount of $1,257,345.

8.   Litigation and Claim Matters:

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

          The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or
-----------------------------------------------------------
will make claims as described below on the following contracts:

          (1) Five contracts with the New Mexico State Highway and Transportation Department - The approximate total value of claims on these projects is $24,880,927 of which approximately $21,204,824 is on behalf of MVCI and the balance of $3,676,103 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

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

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Litigation and Claim Matters (Continued):

          The above claims combined total approximately $44,016,324. Of that sum, the Company's portion of the claims total approximately $27,454,956 and the balance of $16,561,368 pertains to prime contractor or subcontractors' claims. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses. Accordingly, the approximate total claim amount is now $44,016,324 of which $27,454,956 pertains to the Company and the balance of $16,561,368 applies to subcontractors or the prime contractor. This revised approximation of total claim amount compares to previously reported amounts of $54,407,238, $29,396,539 and $25,010,699 respectively. Relative to the aforementioned claims, the Company has recorded approximately $7,754,448 in claim revenue to offset costs incurred to-date on the claims. In addition, the Company has also recorded approximately $1,817,831 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $9,572,279 will reduce net income. Conversely, a payment for those same items in excess of $9,572,279 will increase net income.

Lawsuits Filed Against Meadow Valley Contractors, Inc. or Meadow Valley
-----------------------------------------------------------------------
Corporation
-----------

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

          (2) Independent from, but related to the ICS issue, the Nevada State Labor Commissioner ("Commission") filed a lawsuit against MVCI to seek payment from MVCI, as the prime contractor, for wages and fringes owed but not paid by ICS, MVCI's subcontractor. The Commission seeks payment of approximately $452,921 in alleged unpaid wages and fringe benefits. Prior to the filing of the complaint by the Commission, MVCI was attempting to reach settlement as the Company believes that its liabilities are less than the $452,921 being sought by the Commission. Accordingly, the Company intends to defend itself against the excessive assessment of liability and seek to reduce the liability.

          (2) AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is for approximately $3,245,289. MVCI's countersuit against AnA is for approximately $2,000,000. AnA has also filed a complaint on two other projects completed in 1997 where they were a subcontractor to MVCI in the same jurisdiction in the amount of approximately $715,000 for changed conditions. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.

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

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Litigation and Claim Matters (Continued):

          (5) The Company and all of its directors were served with a civil complaint by Silver State Materials Corp. ("Silver State") and Cyrus Spurlino (collectively "Plaintiffs"). The complaint primarily alleges that the Company's October 1995 Registration Statement on Form S-1 was misleading in stating that the Company's directors were elected on a staggered basis because the Company's Bylaws, providing for such staggered term, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The complaint seeks
               (i) to terminate all of the Company's directors for cause, (ii) to elect a new Board of Directors, (iii) to cause the Company to enact amended and restated bylaws, (iv) for monetary damages in an undisclosed amount, (v) for interest, fees and costs, and (vi) for such other relief as the District Court may deem appropriate. The Company believes that the complaint is without merit and intends to vigorously defend it. On December 17, 2001, the Company and the Plaintiffs stipulated to an open extension of time for the Company to respond to the complaint as the Company and the Plaintiffs were engaged in settlement discussions that included the possible sale of the Ready Mix, Inc. ("RMI") subsidiary. NRS 78.416(2) prohibits the Company from selling more than 5 percent or more of the aggregate market value of all its assets to an interested stockholder. Due to this restriction, the Company's board of directors concluded that the transaction would not be in the best interests of the Company or its shareholders. The Plaintiffs continue to threaten litigation (as an interested stockholder), against the Company's board attempting to pressure the Company to sell RMI or its assets. As of this filing, the extension of time to respond to the complaint remains open and the Plaintiffs have not filed an amended complaint, but it appears that anything short of selling RMI and buying back the Plaintiff's stock will likely result in further legal action against the Company.

9.   Subsequent Events:

          In April 2002, the Company refinanced 8 mixer trucks for $266,160. The note payable obligation has an interest rate of 9%, with monthly payments of $12,069, and is due March 15, 2004

         In April 2002, the Company completed the compilation of final documentation supporting the claim against the New Mexico State Highway and Transportation Department for the contract on the Alamogordo Relief Route, Phase II, NM project No. SP-4916(202). In May 2002, the Company completed the compilation of final documentation supporting the claim against the New Mexico State Highway and Transportation Department for the contract on the Alamogordo Relief Route, Phase IA, NM project No. SP-4916(200). Having now submitted final documentation to the state, claims receivable will increase in the second quarter by $1,786,422.

          On May 9, 2002, the Company closed the transaction with United Metro Materials Inc. ("United Metro") to sell certain pit assets in Prescott, Arizona. The transaction was for a sale price of $3,000,000 subject to a $250,000 hold-back that may be paid within the next twenty-four months if sales volumes, measured in tons of materials sold, meet or exceed a stipulated minimum amount. In addition, within seven days of closing, the ending inventory of finished product will be measured and paid for and is expected to be between $1.0 and $1.5 million. After deduction of the hold-back amount and approximately $212,000 of debt paid off by United Metro, the net cash received by the Company in conjunction with this transaction, depending upon final inventory quantities, will range from $3.5 to $4.0 million. United Metro also assumed approximately $1.5 million in operating lease obligations.

          On May 1, 2002, the Company announced that its aggregate bonding capacity had been reduced to $75 million until such time as its working capital improved. On May 14, 2002, the Company announced that its aggregate bonding capacity had been increased to approximately $100 million, based upon the merits of each individual project as determined between the Company and its bonding company.

                   MEADOW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Segment Information:

         The Company manages and operates two segments, construction services and construction materials. The construction services segment provides construction services to a broad range of public and some private customers primarily in the western states of Arizona, Nevada and Utah. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of two locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity.


                                                           Three Months Ended March 31,
                                      -------------------------------------------------------------------
(dollars in thousands)                             2002                                2001
                                      -------------------------------     -------------------------------
                                               Construction                        Construction
                                         Services         Materials          Services         Materials
                                      -------------     -------------     -------------     -------------
Gross revenue                             $ 26,629           $ 9,259          $ 29,022           $ 6,829
Intercompany revenue                             -               883                 -               498
Cost of revenue                             25,803             8,443            28,875             6,786
Interest income                                 22                 4                56                 6
Interest expense                                63                38                45                36
Depreciation and amortization                  424               261               443               197
Income (loss) before taxes                    (283)              315            (1,172)             (456)
Income tax benefit (expense)                   106              (118)              440               171
Net income (loss)                             (177)              197              (732)             (285)
Total assets                                48,128            14,766            45,652            13,360

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

         The Company's backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $63.5 million at March 31, 2002, compared to approximately $84.0 million at March 31, 2001. At March 31, 2002, the Company's backlog included approximately $55 million of work that is scheduled for completion during 2002. Accordingly, revenue in the future will be significantly reduced if the Company is unable to obtain substantial new projects in 2002.

         Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2002, the total amount of claims that have been submitted or soon-to-be submitted was approximately $44,016,324. Of that sum, the Company's portion of the claims total was approximately $27,454,956 and the balance of $16,561,368 pertains to prime contractor or subcontractors' claims. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses. Accordingly, the approximate total claim amount is now $44,016,324 of which $27,454,956 pertains to the Company and the balance of $16,561,368 applies to subcontractors or the prime contractor. This revised approximation of total claim amount compares to previously reported amounts of $54,407,238, $29,396,539 and $25,010,699 respectively. Relative to the aforementioned claims, the Company has recorded approximately $7,754,448 in claim revenue to offset costs incurred to-date on the claims. In the accompanying March 31, 2002 balance sheet, claims receivable in the amount of $5,968,026 has been recorded in connection with claims filed. In addition, the Company has also recorded approximately $1,817,831 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $9,572,279 will reduce net income. Conversely, a payment for those same items in excess of $9,572,279 will increase net income.

Results of Operations

         The following table sets forth, for the three months ended March 31, 2002 and 2001, certain items derived from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

                                               Three Months Ended
                                                   March 31,
                                          -----------------------------
                                              2002             2001
                                          ------------     ------------
Revenue                                        100.0%           100.0%
Gross profit                                     4.7%             0.5%
General and administrative expenses              4.4%             4.9%
Interest income                                  0.1%             0.2%
Interest expense                                -0.3%            -0.2%
Other expense                                    0.0%            -0.2%
Income (loss) before income taxes                0.1%            -4.6%
Income tax benefit (expense)                     0.0%             1.7%
Net income (loss)                                0.1%            -2.9%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenue and Backlog. Revenue for the three months ended March 31, 2002 ("interim 2002") was $35.0 million compared to $35.4 million for the three months ended March 31, 2001 ("interim 2001"). The decrease in revenue was the result of a $2.4 million decrease in construction services, offset by a $2.0 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased 25% to $63.5 million at March 31, 2002 from $84.0 million at March 31, 2001. Revenue may be impacted in any one period by the backlog at the beginning of the period.

         Gross Profit. Consolidated gross profit increased to $1.6 million for interim 2002 from $.2 million for interim 2001 and consolidated gross margin, as a percent of revenue, increased to 4.7% in interim 2002 from .5% in interim 2001. Gross profit from construction services increased to $.8 million in interim 2002 from $.1 million in interim 2001 and the gross profit margin increased to 3.1% from .5% in the respective periods. The increase in the construction services gross profit was the result of increased profit recognition related to several projects nearing completion at March 31, 2002. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from construction materials increased to $.8 million in interim 2002 from $.04 million in interim 2001 and the gross profit margin increased to 9.7% from .6% in the respective periods. The improved performance for the construction materials segment during interim 2002 is the result of a 32% increase in revenue from interim 2001 that results from the expansion of construction materials operations.

         General and Administrative Expenses. General and administrative expenses decreased to $1.5 million for interim 2002 from $1.7 million for interim 2001. The decrease resulted primarily from a $.1 million reduction of general and administrative expenses related to various employee incentive plans and a decrease of $.1 million in legal expenses.

         Interest Income and Expense. Interest income for interim 2002 decreased to $.03 million from $.06 million for interim 2001 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2002 increased to $.1 million from $.08 million for interim 2001, due primarily to the Company borrowing on the line of credit.

         Net Income (Loss). Net income (loss) was $.02 million in interim 2002 as compared to a net loss of $(1.0) million for interim 2001.

Liquidity and Capital Resources

         The Company's primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the construction materials business. Historically, the Company's primary source of cash has been from operations.

         The following table sets forth for the three months ended March 31, 2002 and 2001, certain items from the condensed consolidated statements of cash flows.


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                             2002                 2001
                                                                       -----------------     ----------------
       Cash Flows Used in Operating Activities                             $ (1,471,179)        $ (2,902,373)
       Cash Flows Provided by (Used in) Investing Activities                    356,071               (6,269)
       Cash Flows Provided by (Used in) Financing Activities                   (791,925)           1,365,344

         Recently cash has been consumed by the costs incurred on contracts for which claim compensation is being sought and the start-up costs of the construction materials expansion. Accordingly, during the year ended December 31, 2000, the Company entered into a revolving loan agreement ("line of credit"). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank's prime, plus 0.25% through December 31, 2001 at which time the line of credit was to convert to a term agreement requiring monthly principal and interest payments through December 31, 2005. The line of credit is collateralized by all of the Company's assets. Under the terms of the line of credit, the Company is required to maintain a certain level of tangible net worth. In addition, the Company is also required to maintain a ratio of total debt to tangible net worth. As of March 31, 2002, the Company was not in compliance with the tangible net worth covenant, but was in compliance with the ratio of total debt to tangible net worth. Effective March 2002, the Company amended the line of credit agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank's prime, plus 1.5% through January 1, 2003 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2006. In connection with the amendment, the Company obtained a waiver from non-compliance with the tangible net worth covenant for the period from December 31, 2001 to January 1, 2003. As of March 31, 2002, the Company had withdrawn the entire $7,000,000 from the line of credit.

         Cash used in operating activities during interim 2002 amounted to $1.5 million, primarily the result of an increase in accounts receivable of $1.6 million and a decrease in accounts payable of $2.7 million, offset, in part, by an increase in net billings in excess of costs of $1.6 million, depreciation and amortization of $.7 million and an increase in accrued liabilities of $.5 million.

         Cash used in operating activities during interim 2001 amounted to $2.9 million, primarily the result of a increase in accounts receivable of $3.6 million, an increase in income tax receivable of $.6 million, a decrease in net billings in excess of costs of $1.3 million, a net loss of $1.0 million, offset, in part, by an increase in accounts payable of $2.8 million and depreciation and amortization of $.6 million.

         Cash provided by investing activities during interim 2002 amounted to $.4 million related primarily to a decrease in restricted cash of $.3 million and proceeds from the sale of property and equipment in the amount of $.1 million.

         Cash used in investing activities during interim 2001 amounted to approximately $6,000 related primarily to the purchase of property and equipment of $.1 million, offset by proceeds from the sale of property and equipment in the amount of $.06 million and an increase of pit development of $.04 million.

         Cash used in financing activities during interim 2002 amounted to $.8 million related primarily to the repayment of notes payable and capital lease obligations of $.8 million.

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

         The adoption of SFAS 141, SFAS 142 and SFAS 144 did not have a material effect on the Company's financial statements.

         The Company does not anticipate the adoption of SFAS 143 to have a material effect on the Company's financial statements.

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

          The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has or
-----------------------------------------------------------
will make claims as described below on the following contracts:

          (1) Five contracts with the New Mexico State Highway and Transportation Department - The approximate total value of claims on these projects is $24,880,927 of which approximately $21,204,824 is on behalf of MVCI and the balance of $3,676,103 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

          (2) Clark County, Nevada - The approximate total value of claims on this project is $19,135,397 of which approximately $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

          The above claims combined total approximately $44,016,324. Of that sum, the Company's portion of the claims total approximately $27,454,956 and the balance of $16,561,368 pertains to prime contractor or subcontractors' claims. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses. Accordingly, the approximate total claim amount is now $44,016,324 of which $27,454,956 pertains to the Company and the balance of $16,561,368 applies to subcontractors or the prime contractor. This revised approximation of total claim amount compares to previously reported amounts of $54,407,238, $29,396,539 and $25,010,699 respectively. Relative to the aforementioned claims, the Company has recorded approximately $7,754,448 in claim revenue to offset costs incurred to-date on the claims. In addition, the Company has also recorded approximately $1,817,831 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $9,572,279 will reduce net income. Conversely, a payment for those same items in excess of $9,572,279 will increase net income.

Lawsuits Filed Against Meadow Valley Contractors, Inc. or Meadow Valley
-----------------------------------------------------------------------
Corporation
-----------

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

          (2) Independent from, but related to the ICS issue, the Nevada State Labor Commissioner ("Commission") filed a lawsuit against MVCI to seek payment from MVCI, as the prime contractor, for wages and fringes owed but not paid by ICS, MVCI's subcontractor. The Commission seeks payment of approximately $452,921 in alleged unpaid wages and fringe benefits. Prior to the filing of the complaint by the Commission, MVCI was attempting to reach settlement as the Company believes that its liabilities are less than the $452,921 being sought by the Commission. Accordingly, the Company intends to defend itself against the excessive assessment of liability and seek to reduce the liability.

          (2) AnA Enterprises, LLC ("AnA"), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA's suit against MVCI is for approximately $3,245,289. MVCI's countersuit against AnA is for approximately $2,000,000. AnA has also filed a complaint on two other projects completed in 1997 where they were a subcontractor to MVCI in the same jurisdiction in the amount of approximately $715,000 for changed conditions. The Company does not believe AnA's claims have merit and intends to vigorously defend against these claims.

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

          (5) The Company and all of its directors were served with a civil complaint by Silver State Materials Corp. ("Silver State") and Cyrus Spurlino (collectively "Plaintiffs"). The complaint primarily alleges that the Company's October 1995 Registration Statement on Form S-1 was misleading in stating that the Company's directors were elected on a staggered basis because the Company's Bylaws, providing for such staggered term, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The complaint seeks
               (i) to terminate all of the Company's directors for cause, (ii) to elect a new Board of Directors, (iii) to cause the Company to enact amended and restated bylaws, (iv) for monetary damages in an undisclosed amount, (v) for interest, fees and costs, and (vi) for such other relief as the District Court may deem appropriate. The Company believes that the complaint is without merit and intends to vigorously defend it. On December 17, 2001, the Company and the Plaintiffs stipulated to an open extension of time for the Company to respond to the complaint as the Company and the Plaintiffs were engaged in settlement discussions that included the possible sale of the Ready Mix, Inc. ("RMI") subsidiary. NRS 78.416(2) prohibits the Company from selling more than 5 percent or more of the aggregate market value of all its assets to an interested stockholder. Due to this restriction, the Company's board of directors concluded that the transaction would not be in the best interests of the Company or its shareholders. The Plaintiffs continue to threaten litigation (as an interested stockholder), against the Company's board attempting to pressure the Company to sell RMI or its assets. As of this filing, the extension of time to respond to the complaint remains open and the Plaintiffs have not filed an amended complaint, but it appears that anything short of selling RMI and buying back the Plaintiff's stock will likely result in further legal action against the Company.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits:

          10.187 Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital Inc.

     b.   Reports on Form 8-K:

          The Company filed a Form 8-K during the three months ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MEADOW VALLEY CORPORATION
                                                         (Registrant)


                                By  /s/ Bradley E. Larson
                                    -------------------------------------------
                                    Bradley E. Larson
                                    President and Chief Executive Officer



                                By  /s/ Nicole R. Smith
                                    -------------------------------------------
                                    Nicole R. Smith
                                    Principal Accounting Officer