Form 10-Q
period 2002-06-30
MEADOW VALLEY CORP
filed 2002-08-14
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
Commission File No 0-25428

MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0328443
(State or other Jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4411 South 40th Street, Suite D-11
Phoenix, Arizona 85040
(602) 437-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes☒   No☐

Number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2002:

Common Stock, $.001 par value
3,559,938 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Revenue	$76,981,350	$80,830,204
Cost of revenue	73,219,359	78,489,230

Gross profit	3,761,991	2,340,974
General and administrative expenses	2,924,065	3,472,027

Income (loss) from operations	837,926	(1,131,053)

Other income (expense):
Interest income	53,817	126,543
Interest expense	(208,060)	(224,707)
Other income (expense)	(22,786)	461,766

	(177,029)	363,602

Income (loss) before income taxes	660,897	(767,451)
Income tax benefit (expense)	(247,836)	287,794

Net income (loss)	$413,061	$(479,657)

Basic net income (loss) per common share	$0.12	$(0.14)

Diluted net income (loss) per common share	$0.12	$(0.14)

Basic weighted average common shares outstanding	3,559,938	3,559,938

Diluted weighted average common shares outstanding	3,559,938	3,559,938

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Revenue	$41,976,217	$45,476,667
Cost of revenue	39,856,600	43,326,297

Gross profit	2,119,617	2,150,370
General and administrative expenses	1,395,788	1,733,346

Income from operations	723,829	417,024

Other income (expense):
Interest income	28,165	63,972
Interest expense	(106,722)	(144,163)
Other income (expense)	(16,866)	523,492

	(95,423)	443,301

Income before income taxes	628,406	860,325
Income tax expense	(235,652)	(322,623)

Net income	$392,754	$537,702

Basic net income per common share	$0.11	$0.15

Diluted net income per common share	$0.11	$0.15

Basic weighted average common shares outstanding	3,559,938	3,559,938

Diluted weighted average common shares outstanding	3,559,938	3,559,938

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

Assets:	(Unaudited)
Current Assets:
Cash and cash equivalents	$247,455	$2,228,506
Restricted cash	2,347,766	2,401,548
Accounts receivable, net	26,339,626	21,377,904
Prepaid expenses and other	224,917	404,780
Inventory	3,061,798	3,365,750
Costs and estimated earnings in excess of billings on uncompleted contracts	4,572,418	5,294,054

Total Current Assets	36,793,980	35,072,542
Property and equipment, net	15,391,187	15,267,791
Assets held for sale	-	3,213,484
Deferred tax asset	1,710,087	1,957,923
Refundable deposits	55,110	55,110
Mineral rights and pit development, net	498,263	533,608
Claims receivable	7,928,534	5,968,026
Other assets	40,073	80,558

Total Assets	$62,417,234	$62,149,042

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$24,918,925	$27,025,984
Accrued liabilities	1,970,339	1,811,998
Notes payable	2,796,041	1,685,634
Obligations under capital leases	1,055,368	1,118,055
Income tax payable	-	-
Billings in excess of costs and estimated earnings on uncompleted contracts	6,704,069	4,625,657

Total Current Liabilities	37,444,742	36,267,328
Deferred tax liability	2,718,734	2,718,734
Notes payable, less current portion	8,821,781	9,484,479
Obligations under capital leases, less current portion	2,304,610	2,964,195

Total Liabilities	51,289,867	51,434,736

Commitments and contingencies
Stockholders' Equity:
Preferred stock-$.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock-$.001 par value; 15,000,000 shares authorized, 3,559,938 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	979,344	566,283

Total Stockholders' Equity	11,127,367	10,714,306

Total Liabilities and Stockholders' Equity	$62,417,234	$62,149,042

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$72,723,552	$71,912,068
Cash paid to suppliers and employees	(73,949,357)	(73,035,184)
Interest received	53,817	126,543
Interest paid	(208,060)	(224,707)
Income taxes refunded	-	589,739

Net cash used in operating activities	(1,380,048)	(631,541)

Cash flows from investing activities:
Decrease (increase) in restricted cash	53,782	(292,969)
Proceeds from sale of property and equipment	647,870	83,587
Purchase of property and equipment	(42,878)	(387,885)
Decrease in pit development	557,587	55,659

Net cash provided by (used in) investing activities	1,216,361	(541,608)

Cash flows from financing activities:
Proceeds received from note payable	-	3,204,127
Repayment of notes payable	(1,095,092)	(726,604)
Repayment of capital lease obligations	(722,272)	(554,046)

Net cash provided by (used in) financing activities	(1,817,364)	1,923,477

Net increase (decrease) in cash and cash equivalents	(1,981,051)	750,328

Cash and cash equivalents at beginning of period	2,228,506	1,822,598

Cash and cash equivalents at end of period	$247,455	$2,572,926

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income (Loss) to Net Cash Used in
Operating Activities:
Net Income (Loss)	$413,061	$(479,657)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,430,055	1,297,039
Gain on sale of property and equipment	(45,103)	(13,904)
Deferred taxes, net	247,836	-
Allowance for doubtful accounts	67,727	96,220

Changes in Operating Assets and Liabilities:
Accounts receivable	(5,029,449)	(8,205,719)
Prepaid expenses and other	179,863	302,419
Inventory	2,424,655	(194,345)
Income tax receivable	-	301,945
Costs and estimated earnings in excess of billings on uncompleted contracts	721,636	(1,433,649)
Refundable deposits	-	41,731
Claims receivable	(1,960,508)	-
Other assets	40,485	-
Accounts payable	(2,107,059)	7,281,084
Accrued liabilities	158,341	101,925
Billings in excess of costs and estimated earnings on uncompleted contracts	2,078,412	273,370

Net cash used in operating activities	$(1,380,048)	$(631,541)

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business:

       Nature of Corporation:
            Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) and Ready Mix, Inc. (“RMI”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways in the states of Nevada, Arizona and Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas, NV and Phoenix, AZ metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

       Reclassifications:
            Certain balances for the period ending June 30, 2001 have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. These classifications had no effect on previously reported net income or stockholders’ equity.

       Liquidity:
            The Company incurred income (loss) from operations for the six months ended June 30, 2002 and 2001 of $413,061 and $(479,657) and has used cash in operating activities of $(1,380,048) and $(631,541) for the six months ended June 30, 2002 and 2001. In order to improve working capital, the Company executed a definitive agreement on March 22, 2002 to sell certain pit assets classified as assets held for sale at December 31, 2001 to United Metro Materials Inc. (“United Metro”). The transaction closed on May 9, 2002. The net book value of assets sold and liabilities assumed was $51,668. Proceeds from the sale total $3,833,760 and include payments from United Metro and refunds of certain pit and equipment costs. In connection with the transaction, United Metro also assumed $1,693,267 in future lease obligations resulting in a decrease of $38,216 in monthly lease payments. If sales during the next twenty-four months, as measured in tons of materials sold, meet or exceed a stipulated minimum amount, United Metro will pay an additional $250,000 as specified in the purchase agreement. Cash proceeds from the sale of the Prescott pit assets were primarily used to reduce subcontract, trade payables and eliminate $211,525 in debt.

            Working capital for the periods ending September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 were $7,884,187, ($1,194,786), ($2,240,328) and ($650,762), respectively. The swing in working capital from a surplus to a deficit occurring between the third and fourth quarter of 2001 was primarily caused by classifying a portion of the Company’s current asset entitled “Costs and estimated earnings in excess of billings on uncompleted contracts” (“Underbillings”) to the non-current asset entitled “Claims receivable.” It is the Company’s practice to present recorded contract proceeds that have not yet been billed as Underbillings. Should an Underbilling amount be disputed and it becomes necessary for the Company to file a formal claim to recover the disputed amount, then the disputed Underbilling amount is reclassed to claims receivable in the period during which the formal claim is filed. Accordingly, claims receivable for the periods ending September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 were $0, $5,968,026, $5,968,026 and $7,928,534, respectively. The Company is aggressively pursuing its claims receivable.

            Low levels of working capital make the Company’s financial well-being sensitive to even small changes in profitability and working capital will remain limited until such time as claims receivable are collected. The Company continues efforts to improve working capital. In January 2002, the Company engaged the services of AMG Financing Capital, Inc. to assist in finding potential sources of financing to meet future financial obligations. The Company is also employing the services of another consultant to pursue other strategic options. While significant effort has been expended to solve the Company’s need for additional funds, no definitive progress can be reported as of this filing. The Company may need to consider the disposal of other assets as a means to supply working capital. Should the Company not be able to sell other assets, attract additional financing or generate sufficient cash flows from operations, more drastic alternative strategies may be required that will dramatically impact the operations and financial condition of the Company.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Presentation of Interim Information:

            The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the periods presented in the accompanying financial statements have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of operating results for the entire year.

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

            Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2002, the total amount of contract claims filed by the Company with various public entities was $42,761,310. Of that sum, the Company’s portion was $27,599,789 and the balance of $15,161,521 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses. Relative to the aforementioned claims, the Company has recorded $7,928,534 in claim revenue to offset a portion of the costs incurred to-date on the claims. In the accompanying June 30, 2002 and December 31, 2001 balance sheets, claims receivable in the amounts of $7,928,534 and $5,968,026, respectively, has been recorded in connection with the claims filed. As of June 30, 2002 and December 31, 2001, the Company has also recorded $1,651,653 and $1,817,831, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with the claims filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $9,580,187 will result in a charge to earnings. Conversely, a payment for those same items in excess of $9,580,187 will result in an increase in income.

            A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,547,515. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

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

            The adoption of SFAS 141, SFAS 142 and SFAS 144 did not have a material effect on the Company’s financial statements.

            The Company does not anticipate the adoption of SFAS 143 to have a material effect on the Company’s financial statements.

            Statement of Financial Accounting Standards No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections (SFAS 145), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Recent Accounting Pronouncements (Continued):

            Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

5.       Notes Payable:

            Summary of second quarter additions to notes payable and its balance at June 30, 2002:

Note payable, interest rate at 9.0%, with monthly
payments of $12,944, due 5/05/04,
Collateralized by equipment	$261,612

Less: current portion	(137,356)

$124,256

            Following are maturities of the above long-term debt for each of the next 2 years:

2003	$137,356
2004	124,256

$261,612

6.       Line of Credit:

            In July 2000, the Company entered into a revolving loan agreement (“line of credit”). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank’s prime, plus .25% through December 31, 2001 at which time the line of credit was to convert to a term agreement requiring monthly principal and interest payments through December 31, 2005. The line of credit is collateralized by all of the Company’s assets. Under the terms of the line of credit, the Company is required to maintain a certain level of tangible net worth. In addition, the Company is also required to maintain a ratio of total debt to tangible net worth. As of June 30, 2002, the Company was not in compliance with the tangible net worth covenant, but was in compliance with the ratio of total debt to tangible net worth. Effective March 2002, the Company amended the line of credit agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank’s prime, plus 1.5% through January 1, 2003 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2006. In connection with the amendment, the Company obtained a waiver from non-compliance with the tangible net worth covenant for the period from December 31, 2001 to January 1, 2003. As of June 30, 2002, the Company had withdrawn the entire $7,000,000 from the line of credit.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Statement of Cash Flows:

       Non-Cash Investing and Financing Activities:
            The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

            During the six months ended June 30, 2002, the Company financed the purchase of equipment in the amount of $1,542,801.

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

              The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

            Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department - The claims on these projects total $23,625,913 of which $21,349,657 is on behalf of MVCI and the balance of $2,276,256 is on behalf of other parties related to the contracts. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The Company filed lawsuits against the New Mexico State Highway and Transportation Department in the First Judicial District, County of Santa Fe, New Mexico on three of the above five contracts for breach of contract and other allegations.
(2)	Clark County, Nevada – The Company has asserted claims on this project that total $19,135,397 of which $6,250,132 is on behalf of MVCI and the balance of $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

            The above claims combined total $42,761,310. Of that sum, the Company’s portion of the claims total $27,599,789 and the balance of $15,161,521 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses. Relative to the aforementioned claims, the Company has recorded $7,928,534 in claim revenue to offset a portion of the costs incurred to-date on the claims. In the accompanying June 30, 2002 and December 31, 2001 balance sheets, claims receivable in the amounts of $7,928,534 and $5,968,026, respectively, has been recorded in connection with the claims filed. As of June 30, 2002 and December 31, 2001, the Company has also recorded $1,651,653 and $1,817,831, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with the claims filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $9,580,187 will result in a charge to earnings. Conversely, a payment for those same items in excess of $9,580,187 will result in an increase in income.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Litigation and Claim Matters (Continued):

            The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,547,515. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc. or Meadow Valley Corporation

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. ICS failed to supply labor to perform its work and failed to pay for materials supplied to the various projects and defaulted on its subcontracts. MVCI terminated a number of ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. In July 2002, the District Court Judge disqualified ICS’s lead counsel from further representation of ICS. The Company does not believe ICS’ claims have merit and intends to continue its vigorous defense against these claims. The Company filed a $3,008,134 counterclaim against ICS seeking to recover the damages ICS has caused the Company through its failure to perform.
(2)	Independent from, but related to the ICS issue, the Nevada State Labor Commissioner (“Commission”) filed a lawsuit against MVCI to seek payment from MVCI, as the prime contractor, for wages and fringes owed but not paid by ICS, MVCI’s subcontractor. The Commission seeks payment of approximately $452,921 in alleged unpaid wages and fringe benefits. Prior to the filing of the complaint by the Commission, MVCI was attempting to reach settlement as the Company believes that its liabilities are less than the $452,921 being sought by the Commission. Accordingly, the Company intends to defend itself against the excessive assessment of liability and seek to reduce the liability. The Commission has agreed to delay the prosecution of the suit pending the outcome of a future hearing between the Company and the Commission.
(3)	AnA Enterprises, LLC (“AnA”), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA’s suit against MVCI is for approximately $3,245,289. MVCI’s countersuit against AnA is for approximately $2,000,000. AnA has also filed a complaint on two other projects completed in 1997 where they were a subcontractor to MVCI in the same jurisdiction in the amount of approximately $715,000 for changed conditions. The court has entered an order finding that AnA waived its claims. In July 2002, the court, for lack of representation, dismissed AnA’s case. The Company intends to continue prosecuting its counterclaim against AnA.
(4)	Progressive Contracting Inc. (“PCI”), Federal District Court, Clark County, NV - PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount. PCI and MVCI are currently negotiating an agreement to suspend all action on this complaint until after the final disposition of the contract claim with Clark County is known.
(5)	The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Litigation and Claim Matters (Continued):

(6)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Complaint seeks (i) injunctive relief compelling a Special Meeting of Shareholders to remove all of the Company’s Directors for cause, (ii) to elect a new Board of Directors, (iii) to cause the Company to enact amended and restated bylaws, (iv) for monetary damages in an undisclosed amount, (v) for interest, fees and costs, and (vi) for such other relief as the District Court may deem appropriate. The Company and its Directors believe that the Complaint is without merit and intend to vigorously defend it. On December 19, 2001, based upon the stipulation of the Company, its Directors and the Plaintiffs, the District Court Ordered an open extension of time for the Defendants to respond to the Complaint, as the Company and the Plaintiffs were engaged in settlement discussions that included the possible sale of the Ready Mix, Inc. (“RMI”) subsidiary. NRS 78.416(2), and related statutes, appears to prohibit the Company from selling more than 5 percent or more of the aggregate market value of all its assets to an interested stockholder. Due to this probable restriction, the Company’s Board of Directors concluded that the transaction would not be in the best interests of the Company or its Shareholders. The Plaintiffs continue to threaten resumption of the litigation (as interested Shareholders) against the Company’s Board, attempting to pressure the Company to sell RMI or its assets. As of this filing, the extension of time to respond to the Complaint remains open and the Plaintiffs have not filed an Amended Complaint; however, it appears that anything short of selling RMI or its assets and redeeming Plaintiffs’ Shares will likely result in further legal proceedings against the Company.
(7)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico - JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in the Company’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D now alleges, among other things, that MVCI is partially responsible for the cause of its bankruptcy and seeks damages in an undetermined amount. MVCI does not believe that J&D’s complaint is valid and will vigorously defend itself against the allegations and may file a counterclaim seeking recompense for the costs incurred to finish the work MVCI performed for JDCC after its default.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Subsequent Events:

            In July 2002, the Company financed the purchase of equipment in the amount of $203,817. The note payable has an interest rate of 7.9%, with monthly payments of $6,378, and is due July 11, 2005.

            In July 2002, new contracts in the approximate amount of $16.8 million were awarded to the Company. These contracts are not included in the June 30, 2002 backlog. As of August 1, 2002, the Company was low bidder on additional contracts valued at approximately $11.8 million that should be awarded during August 2002 at which time the contract value will be added to backlog.

            In July 2002, the Company filed lawsuits against the New Mexico State Highway and Transportation Department on three highway construction contracts on which the Company had previously sought, and continues to seek, equitable adjustments to the contracts.

            The NASDAQ Stock Market notified the Company in writing on August 5, 2002 that the price of the Company’s stock had closed below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). The Company will be provided 180 calendar days, or until February 3, 2003, to regain compliance. If, at any time before February 3, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the NASDAQ staff will provide written notification that the Company complies with the Rule.

            The plaintiffs of a lawsuit filed against the Company in July 2002 are Johnson & Danley Construction Co, Inc., J.D. Materials, Inc. and Joel T. Danley. The plaintiffs allege, among other things, that the Company is partially to blame for their bankruptcy and resultant contract termination by the New Mexico State Highway and Transportation Department. Please refer to the more detailed descriptions of this legal proceeding contained in this filing under Note 8 to the Financial Statements and in Part II, Item 1. Legal Proceedings.

            In July 2002, the Company executed an employment agreement with one of its key managers that provide for an annual salary and various other benefits and incentives. As of July 31, 2002, the total commitments, excluding benefits and incentives, amount to $90,000.

            In August 2002, the Company is in negotiations to execute employment agreements with some of its key managers that provide for an annual salary and various other benefits and incentives. The total commitments, excluding benefits and incentives, will likely amount to $550,000.

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

	Six Months Ended June 30,

(dollars in thousands)	2002		2001

	Construction		Construction
	Services	Materials	Services	Materials

Gross revenue	$59,391	$19,129	$66,419	$15,348
Intercompany revenue	-	1,539	-	937
Cost of revenue	57,421	17,337	64,662	14,764
Interest income	49	5	115	11
Interest expense	(131)	(77)	(137)	(88)
Depreciation and amortization	876	554	898	399
Income (loss) before taxes	(106)	767	(319)	(449)
Income tax benefit (expense)	40	(288)	120	168
Net income (loss)	(66)	479	(199)	(281)
Total assets	47,956	14,461	51,088	13,703

            There are no differences in accounting principals between the segments. All centrally incurred costs are allocated to the construction services segment. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

            The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

            Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any intent or obligation to update these forward-looking statements.

            The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $47.7 million at June 30, 2002, compared to approximately $95.3 million at June 30, 2001. At June 30, 2002, the Company’s backlog included approximately $35.0 million of work that is scheduled for completion during 2002. Construction services revenue for the second half of 2001 was approximately $77.0 million and that was accomplished with a backlog of $95.3 million as of June 30, 2001, the start of the second half. As this year’s second half begins and with backlog down 50% from one year ago to $47.7 million, construction services revenue for the second half of 2002 will be less than the second half of 2001.

            Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2002, the total amount of claims that have been submitted were $42,761,310. Of that sum, the Company’s portion of the claims total was $27,599,789 and the balance of $15,161,521 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses. Relative to the aforementioned claims, the Company has recorded $7,928,534 in claim revenue to offset a portion of the costs incurred to-date on the claims. In the accompanying June 30, 2002 and December 31, 2001 balance sheets, claims receivable in the amounts of $7,928,534 and $5,968,026, respectively, has been recorded in connection with the claims filed. As of June 30, 2002 and December 31, 2001, the Company has also recorded $1,651,653 and $1,817,831, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with the claims filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $9,580,187 will result in a charge to earnings. Conversely, a payment for those same items in excess of $9,580,187 will result in an increase in income.

            The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,547,515. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Significant Accounting Policies

              Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. We believe our most critical accounting policy is the revenue recognition and cost estimation on certain contracts for which we use a percentage of completion accounting method. This accounting method is applied by our

Construction Services Operations to heavy construction projects executed under multi-year contracts with various customers.

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

            The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

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

Results of Operations

       The following table sets forth, for the six months ended June 30, 2002 and 2001, certain items derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	4.9%	2.9%	5.0%	4.7%
General and administrative expenses	3.8%	4.3%	3.3%	3.8%
Interest income	0.0%	0.2%	0.1%	0.1%
Interest expense	-0.3%	-0.3%	-0.3%	-0.3%
Other income	0.0%	0.6%	0.0%	1.2%
Income (loss) before income taxes	0.8%	-0.9%	1.5%	1.9%
Income tax benefit (expense)	-0.3%	0.3%	-0.6%	-0.7%
Net income (loss)	0.5%	-0.6%	0.9%	1.2%

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

            Revenue and Backlog. Revenue for the six months ended June 30, 2002 (“interim 2002”) was $77.0 million compared to $80.8 million for the six months ended June 30, 2001 (“interim 2001”). The decrease in revenue was the result of a $7.0 million decrease in construction services, offset by a $3.2 million increase in revenue generated from construction materials sales to non-affiliates. Backlog at the beginning of this fiscal year was $76.0 million compared to $75.0 million a year ago. First half revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2002. Revenue may be impacted in any one period by the backlog at the beginning of the period. Backlog decreased 50% to $47.7 million at June 30, 2002 from $95.3 million at June 30, 2001. Because so much of the Company’s business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that the Company bids on and wins. Bid bonds provided by the Company’s surety company are required on most of the contracts that the Company bids, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by the Company. Recent limitations to the Company’s surety credit have contributed to the Company’s declining backlog. Surety credit limits may be improved as the Company’s financial performance improves, but there can be no assurance that surety credit will improve as there also exist insurance industry and individual insurance company dynamics that are unrelated to the Company’s performance.

            Gross Profit. Consolidated gross profit increased to $3.8 million for interim 2002 from $2.3 million for interim 2001 and consolidated gross margin, as a percent of revenue, increased to 4.9% in interim 2002 from 2.9% in interim 2001. Gross profit from construction services increased to $2.0 million in interim 2002 from $1.8 million in interim 2001 and the gross profit margin increased to 3.3% from 2.6% in the respective periods. The increase in the construction services gross profit was the result of increased profit recognition related to several projects nearing completion at June 30, 2002. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from construction materials increased to $1.8 million in interim 2002 from $.06 million in interim 2001 and the gross profit margin increased to 10.2% from 4.1% in the respective periods. The improved performance for the construction materials segment during interim 2002 is the result of a 22% increase in revenue from interim 2001 that results from the expansion of construction materials operations.

            General and Administrative Expenses. General and administrative expenses decreased to $2.9 million for interim 2002 from $3.5 million for interim 2001. The decrease resulted primarily from a $.3 million reduction of general and administrative expenses related to various employee incentive plans and a decrease of $.2 million in legal expenses. The reduction of legal expenses was a result of the Company classifying all the legal expenses associated with the claims and lawsuits to cost of revenue in the income statement.

            Interest Income and Expense. Interest income for interim 2002 decreased to $.05 million from $.1 million for interim 2001 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2002 decreased to $.21 million from $.22 million for interim 2001, due primarily to the lower variable interest rate on the line of credit in interim 2002 compared to the variable interest rate in interim 2001.

            Net Income (Loss). Net income (loss) was $.4 million in interim 2002 as compared to a net loss of $(.5) million for interim 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

            Revenue and Backlog. Revenue for the three months ended June 30, 2002 (“interim 2002”) was $42.0 million compared to $45.5 million for the three months ended June 30, 2001 (“interim 2001”). The decrease in revenue was the result of a $4.6 million decrease in construction services, offset by a $1.1 million increase in revenue generated from construction materials sales to non-affiliates. Backlog at the beginning of this year’s second quarter decreased 25% to $63.5 million compared to $84.0 million a year ago. Second quarter revenue was impacted by the lower backlog at the beginning of the quarter. Revenue may be impacted in any one period by the backlog at the beginning of the period. Backlog decreased 50% to $47.7 million at June 30, 2002 from $95.3 million at June 30, 2001.

            Gross Profit. Consolidated gross profit decreased to $2.1 million for interim 2002 from $2.2 million for interim 2001 and consolidated gross margin, as a percent of revenue, increased to 5.0% in interim 2002 from 4.7% in interim 2001. Gross profit from construction services decreased to $1.1 million in interim 2002 from $1.6 million in interim 2001 and the gross profit margin decreased to 3.5% from 4.3% in the respective periods. The decrease in the construction services gross profit was the result of lower construction services revenue and the resulting under-allocation of equipment costs. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from construction materials increased to $1.0 million in interim 2002 from $.5 million in interim 2001 and the gross profit margin increased to 10.6% from 6.7% in the respective periods. The improved performance for the construction materials segment during interim 2002 is the result of a 14% increase in revenue from interim 2001 that resulted from the expansion of construction materials operations and because last year’s results were impacted by low volume sales as the expansion efforts were still ramping up.

            General and Administrative Expenses. General and administrative expenses decreased to $1.4 million for interim 2002 from $1.7 million for interim 2001. The decrease resulted primarily from a $.2 million reduction of general and administrative expenses related to various employee incentive plans and a decrease of $.05 million in legal expenses. The reduction of legal expenses was a result of the Company classifying all the legal expenses associated with the claims and lawsuits to cost of revenue in the income statement.

            Interest Income and Expense. Interest income for interim 2002 decreased to $.03 million from $.06 million for interim 2001 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2002 decreased to $.10 million from $.14 million for interim 2001, due primarily to the lower variable interest rate on the line of credit in interim 2002 compared to the variable interest rate in interim 2001.

            Net Income. Net income was $.4 million in interim 2002 as compared to a net income of $.5 million for interim 2001.

Liquidity and Capital Resources

            The Company’s primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the construction materials business. Historically, the Company’s primary source of cash has been from operations.

            The following table sets forth for the six months ended June 30, 2002 and 2001, certain items from the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30,

	2002	2001

Cash Flows Used in Operating Activities	$(1,380,048)	$(631,541)
Cash Flows Provided by (Used in) Investing Activities	1,216,361	(541,608)
Cash Flows Provided by (Used in) Financing Activities	(1,817,364)	1,923,477

            Recently cash has been consumed by the costs incurred on contracts for which claim compensation is being sought and the start-up costs of the construction materials expansion. Accordingly, during the year ended December 31, 2000, the Company entered into a revolving loan agreement (“line of credit”). Under the terms of the agreement, the Company may borrow up to $7,000,000 at Chase Manhattan Bank’s prime, plus 0.25% through December 31, 2001 at which time the line of credit was to convert to a term agreement requiring monthly principal and interest payments through December 31, 2005. The line of credit is collateralized by all of the Company’s assets. Under the terms of the line of credit, the Company is required to maintain a certain level of tangible net worth. In addition, the Company is also required to maintain a ratio of total debt to tangible net worth. As of June 30, 2002, the Company was not in compliance with the tangible net worth covenant, but was in compliance with the ratio of total debt to tangible net worth. Effective March 2002, the Company amended the line of credit agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank’s prime, plus 1.5% through January 1, 2003 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2006. In connection with the amendment, the Company obtained a waiver from non-compliance with the tangible net worth covenant for the period from December 31, 2001 to January 1, 2003. As of June 30, 2002, the Company had withdrawn the entire $7,000,000 from the line of credit.

            Cash used in operating activities during interim 2002 amounted to $1.4 million, primarily the result of an increase in accounts receivable of $5.0 million, an increase in claims receivable of $2.0 million and a decrease in accounts payable of $2.1 million, offset, in part, by an increase in billings in excess of costs of $2.1 million, an increase in accrued liabilities of $.2 million, a decrease in inventory of $2.4 million, a decrease in costs in excess of billings of $.7 million, a decrease in deferred tax asset of $.2 million, a decrease in prepaid expenses and other of $.2 million, depreciation and amortization of $1.4 million and net income of $.4 million.

            Cash used in operating activities during interim 2001 amounted to $.6 million, primarily the result of an increase in accounts receivable of $8.2 million, an increase in net costs in excess of billings of $1.2 million and a net loss of $.5 million, offset, in part, by an increase in accounts payable of $7.3 million, a decrease in prepaid expenses and other of $.3 million, a decrease in income tax receivable of $.3 million and depreciation and amortization of $1.3 million.

            Cash provided by investing activities during interim 2002 amounted to $1.2 million related primarily to the proceeds received from the sale of property and equipment in the amount of $.6 million, a decrease in pit development of $.6 million and a decrease in restricted cash of $.05 million, offset by the purchase of property and equipment of $.04 million.

            Cash used in investing activities during interim 2001 amounted to approximately $.5 million related primarily to the purchase of property and equipment of $.4 million and an increase in restricted cash of $.3 million, offset by proceeds from the sale of property and equipment in the amount of $.08 million and a decrease in pit development of $.05 million.

            Cash used in financing activities during interim 2002 amounted to $1.8 million related to the repayment of notes payable and capital lease obligations of $1.8 million.

            Cash provided by financing activities during interim 2001 amounted to $1.9 million related primarily to the proceeds received from the line of credit of $3.2 million, offset by the repayment of notes payable and capital lease obligations of $1.3 million.

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

            The adoption of SFAS 141, SFAS 142 and SFAS 144 did not have a material effect on the Company’s financial statements.

            The Company does not anticipate the adoption of SFAS 143 to have a material effect on the Company’s financial statements.

            Statement of Financial Accounting Standards No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections (SFAS 145), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

            Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

            Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

            Interest Rate Risk – From time to time the Company temporarily invests its cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company’s management monitors risk exposure to monies invested in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalent in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk to exposure for changes in interest rates relates to the Company’s long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

PART II – OTHER INFORMATION

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

            The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department – The claims on these projects total $23,625,913 of which $21,349,657 is on behalf of MVCI and the balance of

$2,276,256 is on behalf of other parties related to the contracts. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The Company filed lawsuits against the New Mexico State Highway and Transportation Department in the First Judicial District, County of Santa Fe, New Mexico on three of the above five contracts for breach of contract and other allegations.
(2)	Clark County, Nevada – The Company has asserted claims on this project that total $19,135,397 of which approximately $6,250,132 is on behalf of MVCI and the balance of $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs.

            The above claims combined total $42,761,310. Of that sum, the Company’s portion of the claims total $27,599,789 and the balance of $15,161,521 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses. Relative to the aforementioned claims, the Company has recorded $7,928,534 in claim revenue to offset a portion of the costs incurred to-date on the claims. In the accompanying June 30, 2002 and December 31, 2001 balance sheets, claims receivable in the amounts of $7,928,534 and $5,968,026, respectively, has been recorded in connection with the claims filed. As of June 30, 2002 and December 31, 2001, the Company has also recorded $1,651,653 and $1,817,831, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with the claims filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $9,580,187 will result in a charge to earnings. Conversely, a payment for those same items in excess of $9,580,187 will result in an increase in income.

            The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,547,515. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc. or Meadow Valley Corporation

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV - ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. ICS failed to supply labor to perform its work and failed to pay for materials supplied to the various projects and defaulted on its subcontracts. MVCI terminated a number of ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. In July 2002, the District Court Judge disqualified ICS’s lead counsel from further representation of ICS. The Company does not believe ICS’ claims have merit and intends to continue its vigorous defense against these claims. The Company filed a $3,008,134 counterclaim against ICS seeking to recover the damages ICS has caused the Company through its failure to perform.
(2)	Independent from, but related to the ICS issue, the Nevada State Labor Commissioner (“Commission”) filed a lawsuit against MVCI to seek payment from MVCI, as the prime contractor, for wages and fringes owed but not paid by ICS, MVCI’s subcontractor. The Commission seeks payment of approximately $452,921 in alleged unpaid wages and fringe benefits. Prior to the filing of the complaint by the Commission, MVCI was attempting to reach settlement as the Company believes that its liabilities are less than the $452,921 being sought by the Commission. Accordingly, the Company intends to defend itself against the excessive assessment of liability and seek to reduce the liability. The Commission has agreed to delay the prosecution of the suit pending the outcome of a future hearing between the Company and the Commission.
(3)	AnA Enterprises, LLC (“AnA”), District Court, Clark County, NV - AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI has counter-sued for cost overruns deemed to be the responsibility of AnA. AnA’s suit against MVCI is for approximately $3,245,289. MVCI’s countersuit against AnA is for approximately $2,000,000. AnA has also filed a complaint on two other projects completed in 1997 where they were a subcontractor to MVCI in the same jurisdiction in the amount of approximately $715,000 for changed conditions. The court has entered an order finding that AnA waived its claims. In July 2002, the court, for lack of representation, dismissed AnA’s case. The Company intends to continue prosecuting its counterclaim against AnA.
(4)	Progressive Contracting Inc. (“PCI”), Federal District Court, Clark County, NV - PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount. PCI and MVCI are currently negotiating an agreement to suspend all action on this complaint until after the final disposition of the contract claim with Clark County is known.
(5)	The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.
(6)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Complaint seeks (i) injunctive relief compelling a Special Meeting of Shareholders to remove all of the Company’s Directors for cause, (ii) to elect a new Board of Directors, (iii) to cause the Company to enact amended and restated bylaws, (iv) for monetary damages in an undisclosed amount, (v) for interest, fees and costs, and (vi) for such other relief as the District Court may deem appropriate. The Company and its Directors believe that the Complaint is without merit and intend to vigorously defend it. On December 19, 2001, based upon the stipulation of the Company, its Directors and the Plaintiffs, the District Court Ordered an open extension of time for the Defendants to respond to the Complaint, as the Company and the Plaintiffs were engaged in settlement discussions that included the possible sale of the Ready Mix, Inc. (“RMI”) subsidiary. NRS 78.416(2), and related statutes, appears to prohibit the Company from selling more than 5 percent or more of the aggregate market value of all its assets to an interested stockholder. Due to this probable restriction, the Company’s Board of Directors concluded that the transaction would not be in the best interests of the Company or its Shareholders. The Plaintiffs continue to threaten resumption of the litigation (as interested Shareholders) against the Company’s Board, attempting to pressure the Company to sell RMI or its assets. As of this filing, the extension of time to respond to the Complaint remains open and the Plaintiffs have not filed an Amended Complaint; however, it appears that anything short of selling RMI or its assets and redeeming Plaintiffs’ Shares will likely result in further legal proceedings against the Company.
(7)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in the Company’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D now alleges, among other things, that MVCI is partially responsible for the cause of its bankruptcy and seeks damages in an undetermined amount. MVCI does not believe that J&D’s complaint is valid and will vigorously defend itself against the allegations and may file a counterclaim seeking recompense for the costs incurred to finish the work MVCI performed for JDCC after its default.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

	10.188	Amendment No. 1 to Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital Inc.
	10.189	Employment Agreement with Robert DeRuiter
	10.190	Addendum to Employment Contracts for Brad Larson, Ken Nelson, Ron Lewis and Alan Terril
	10.191	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company
	10.192	Security Agreement with The CIT Group/Equipment Financing, Inc.
	99.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson
	99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Nicole R. Smith
	99.6	Nasdaq Listing Qualifications warning
b.	Reports on Form 8-K:

            The Company filed a Form 8-K during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION
(Registrant)

By	/s/ Bradley E. Larson
Bradley E. Larson
President and Chief Executive Officer

By	/s/ Nicole R. Smith
Nicole R. Smith
Principal Accounting Officer