Form 10-Q
period 2002-09-30
MEADOW VALLEY CORP
filed 2002-11-13
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
Commission File No 0-25428

MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of incorporation or organization)	88-0328443 (I.R.S. Employer Identification Number)

4411 South 40th Street, Suite D-11
Phoenix, Arizona 85040
(602) 437-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2002:

Common Stock, $.001 par value
3,559,938 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EX-10.193
EX-10.194
EX-10.195
EX-10.196
EX-10.197
EX-10.198
EX-10.199
EX-10.200
EX-10.201
EX-10.202
EX-10.203
EX-10.204
EX-10.205
EX-10.206
EX-10.207
EX-99.7
EX-99.8
EX-99.9
EX-99.10
EX-99.11

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Revenue	$114,504,444	$133,449,734

Cost of revenue	109,264,991	128,902,986

Gross profit	5,239,453	4,546,748

General and administrative expenses	4,359,550	4,973,476

Income (loss) from operations	879,903	(426,728)

Other income (expense):

Interest income	100,204	175,455

Interest expense	(329,942)	(353,676)

Other income	76,023	358,223

	(153,715)	180,002

Income (loss) before income taxes	726,188	(246,726)

Income tax benefit (expense)	(272,320)	92,522

Net income (loss)	$453,868	$(154,204)

Basic net income (loss) per common share	$0.13	$(0.04)

Diluted net income (loss) per common share	$0.13	$(0.04)

Basic weighted average common shares outstanding	3,559,938	3,559,938

Diluted weighted average common shares outstanding	3,559,938	3,559,938

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

Revenue	$37,523,094	$52,619,530

Cost of revenue	36,045,632	50,413,756

Gross profit	1,477,462	2,205,774

General and administrative expenses	1,435,485	1,501,449

Income from operations	41,977	704,325

Other income (expense):

Interest income	46,387	48,912

Interest expense	(121,882)	(128,969)

Other income (expense)	98,809	(103,543)

	23,314	(183,600)

Income before income taxes	65,291	520,725

Income tax expense	(24,484)	(195,272)

Net income	$40,807	$325,453

Basic net income per common share	$0.01	$0.09

Diluted net income per common share	$0.01	$0.09

Basic weighted average common shares outstanding	3,559,938	3,559,938

Diluted weighted average common shares outstanding	3,559,938	3,559,938

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets:

Current Assets:

Cash and cash equivalents	$2,989,563	$2,228,506

Restricted cash	1,704,233	2,401,548

Accounts receivable, net	22,386,581	21,377,904

Claims receivable	1,205,112	—

Prepaid expenses and other	1,945,662	404,780

Inventory	2,691,146	3,365,750

Land held for sale	711,531	—

Costs and estimated earnings in excess of billings on uncompleted contracts	3,175,230	5,294,054

Total Current Assets	36,809,058	35,072,542

Property and equipment, net	15,151,123	15,267,791

Assets held for sale	—	3,213,484

Deferred tax asset	1,685,603	1,957,923

Refundable deposits	50,604	55,110

Mineral rights and pit development, net	415,968	533,608

Claims receivable, less current portion	6,723,422	5,968,026

Other assets	31,810	80,558

Total Assets	$60,867,588	$62,149,042

Liabilities and Stockholders’ Equity:

Current Liabilities:

Accounts payable	$22,171,450	$27,025,984

Accrued liabilities	3,266,426	1,811,998

Notes payable	4,386,430	1,685,634

Obligations under capital leases	961,010	1,118,055

Income tax payable	—	—

Billings in excess of costs and estimated earnings on uncompleted contracts	5,653,604	4,625,657

Total Current Liabilities	36,438,920	36,267,328

Deferred tax liability	2,718,734	2,718,734

Notes payable, less current portion	8,453,971	9,484,479

Obligations under capital leases, less current portion	2,087,789	2,964,195

Total Liabilities	49,699,414	51,434,736

Commitments and contingencies

Stockholders’ Equity:

Preferred stock-$.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—

Common stock-$.001 par value; 15,000,000 shares authorized, 3,559,938 issued and outstanding	3,601	3,601

Additional paid-in capital	10,943,569	10,943,569

Capital adjustments	(799,147)	(799,147)

Retained earnings	1,020,151	566,283

Total Stockholders’ Equity	11,168,174	10,714,306

Total Liabilities and Stockholders’ Equity	$60,867,588	$62,149,042

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:

Cash received from customers	$115,058,242	$118,519,595

Cash paid to suppliers and employees	(112,639,054)	(120,732,546)

Interest received	100,204	175,455

Interest paid	(329,942)	(353,676)

Income taxes refunded	—	598,445

Net cash provided by (used in) operating activities	2,189,450	(1,792,727)

Cash flows from investing activities:

Decrease (increase) in restricted cash	697,315	(570,993)

Proceeds from sale of property and equipment	1,184,946	84,887

Purchase of property and equipment	(310,818)	(420,989)

Increase in land held for sale	(711,531)	—

Decrease in pit development	557,587	37,567

Net cash provided by (used in) investing activities	1,417,499	(869,528)

Cash flows from financing activities:

Proceeds received from note payable	—	4,182,533

Repayment of notes payable	(1,812,441)	(1,426,370)

Repayment of capital lease obligations	(1,033,451)	(824,504)

Net cash provided by (used in) financing activities	(2,845,892)	1,931,659

Net increase (decrease) in cash and cash equivalents	761,057	(730,596)

Cash and cash equivalents at beginning of period	2,228,506	1,822,598

Cash and cash equivalents at end of period	$2,989,563	$1,092,002

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents (Continued):

Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:

Net Income (Loss)	$453,868	$(154,204)

Adjustments to reconcile net income (loss) to net cash

provided by (used in) operating activities:

Depreciation and amortization	2,173,494	1,968,472

Gain on sale of property and equipment	(33,351)	(1,081)

Deferred taxes, net	272,320	—

Allowance for doubtful accounts	(333,540)	161,939

Changes in Operating Assets and Liabilities:

Accounts receivable	(675,137)	(12,630,154)

Claims receivable, current portion	(1,205,112)	—

Prepaid expenses and other	(302,922)	264,359

Inventory	2,795,307	(652,853)

Income tax receivable	—	505,923

Costs and estimated earnings in excess of billings on uncompleted contracts	2,118,824	(1,795,673)

Refundable deposits	4,506	41,731

Claims receivable, less current portion	(755,396)	—

Other assets	48,748	—

Accounts payable	(4,854,534)	11,462,614

Accrued liabilities	1,454,428	(102,346)

Billings in excess of costs and estimated earnings on uncompleted contracts	1,027,947	(861,454)

Net cash provided by (used in) operating activities	$2,189,450	$(1,792,727)

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:

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

         Reclassifications:

                  Certain balances for the period ending September 30, 2001 have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. These classifications had no effect on previously reported net income or stockholders’ equity.

         Liquidity:

                  The Company incurred income (loss) from operations for the nine months ended September 30, 2002 and 2001 of $453,868 and ($154,204) and has provided (used) cash in operating activities of $2,189,450 and ($1,792,727) for the nine months ended September 30, 2002 and 2001. In order to improve working capital, the Company executed a definitive agreement on March 22, 2002 to sell certain pit assets classified as assets held for sale at December 31, 2001 to United Metro Materials Inc. (“United Metro”). The transaction closed on May 9, 2002. The net book value of assets sold and liabilities assumed was $51,668. Proceeds from the sale total $3,833,760 and include payments from United Metro and refunds of certain pit and equipment costs. In connection with the transaction, United Metro also assumed $1,693,267 in future lease obligations resulting in a decrease of $38,216 in monthly lease payments. If sales during the next twenty-four months, as measured in tons of materials sold, meet or exceed a stipulated minimum amount, United Metro will pay an additional $250,000 as specified in the purchase agreement. Cash proceeds from the sale of the Prescott pit assets were primarily used to reduce subcontract, trade payables and eliminate $211,525 in debt.

                  Working capital for the periods ending September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 were $7,884,187, ($1,194,786), ($2,240,328), ($650,762) and $370,138, respectively. The swing in working capital from a surplus to a deficit occurring between the third and fourth quarter of 2001 was primarily caused by classifying a portion of the Company’s current asset entitled “Costs and estimated earnings in excess of billings on uncompleted contracts” (“Underbillings”) to the non-current asset entitled “Claims receivable.” The working capital surplus as of September 30, 2002 was the result of classifying a portion of the claims receivable to a current asset. It is the Company’s practice to present recorded contract proceeds that have not yet been billed as Underbillings. Should an Underbilling amount be disputed and it becomes necessary for the Company to file a formal claim to recover the disputed amount, then the disputed Underbilling amount is reclassed to claims receivable in the period during which the formal claim is filed. The Company segregates its claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. When a specific claim, or portion of claim, is resolved and a payment is pending, the payment amount is then classified as a current asset. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $1,205,112 and $6,723,422 for the period ending September 30, 2002 and $0 and $5,968,026 for the period ending December 31, 2001. The Company is aggressively pursuing recovery of its claims receivable.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Description of Business (Continued):

                  Low levels of working capital make the Company’s financial well-being sensitive to even small changes in profitability and working capital will remain limited until such time as claims receivable are collected. The Company continues efforts to improve working capital. The Company has engaged the services of various consultants to assist in finding potential sources of financing to meet future financial obligations. While significant effort has been expended to solve the Company’s need for additional funds, no definitive progress can be reported as of this filing. The Company may need to consider the disposal of other assets as a means to supply working capital. Should the Company not be able to sell other assets, attract additional financing or generate sufficient cash flows from operations, more drastic alternative strategies may be required that will dramatically impact the operations and financial condition of the Company.

2.	Presentation of Interim Information:

                  The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the periods presented in the accompanying financial statements have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of operating results for the entire year.

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

                  Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2002, the total amount of contract claims filed by the Company with various public entities was $49,189,049. Of that sum, the Company’s portion was $32,977,073 and the balance of $16,211,976 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $7,928,534 in claim revenue to offset a portion of the costs incurred to-date on the claims. Claims receivable are segregated between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $1,205,112 and $6,723,422 for the period ending September 30, 2002 and $0 and $5,968,026 for the period ending December 31, 2001.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Revenue and Cost Recognition (Continued):

                  As of September 30, 2002 and December 31, 2001, the Company has also recorded $1,651,653 and $1,817,831, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with contracts on which claims have been filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $9,580,187 will result in a charge to earnings. Conversely, a payment for those same items in excess of $9,580,187 will result in an increase in income.

                  In August 2002, the New Mexico State Highway and Transportation Department (“NMSHTD”) district engineer issued a determination that MVCI was owed $1,205,112 in claim compensation on a portion of two of the five disputed contracts. Payment was made in November 2002. MVCI accepted payment and reserved its rights to continue to pursue full compensation. Receipt of this payment is disclosed in this filing as a subsequent event and accounts for the classification of this payment as a current claim receivable.

                  A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,307,644. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

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

                  SFAS 143, Accounting for Asset Retirement Obligations, was issued in August 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

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

5.	Land held for sale:

                  In September 2002, the Company paid $711,531 to acquire a parcel of land. The land is held for sale by the construction materials segment. The Company intends to sell the land for cash within the next year.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Notes Payable:

                  Summary of third quarter additions to notes payable and its balance at September 30, 2002:

Note payable, interest rate at 4.0%, with monthly payments of $4,387, due 8/28/05, collateralized by equipment	$144,695

Note payable, interest rate at 6.75%, with monthly payments of $7,760, due 9/1/05, collateralized by equipment	$245,902

Note payable, interest rate at 6.58%, with monthly payments of $6,378, due 7/11/05, collateralized by equipment	$193,713

Note payable, interest rate at 6.75%, with monthly payments of $2,994, due 9/15/05, collateralized by equipment	$97,322

Note payable, interest rate at 4.75%, with monthly payments of $126,507, due 7/6/03, collateralized by workers’ compensation and general liability insurance policies	$1,116,353

$1,797,985

Less: current portion	(1,336,783)

$461,202

                  Following are maturities of the above long-term debt for each of the next three years:

2003	$1,336,783

2004	235,181

2005	226,021

$1,797,985

7.	Line of Credit:

                  In July 2000, the Company entered into a revolving loan agreement (“LOC”) with The CIT Group/Equipment Financing, Inc. (“CIT”). Under the terms of the agreement, the Company could borrow up to $7,000,000 at Chase Manhattan Bank’s prime, plus .25% through December 31, 2001 at which time the LOC was to convert to a term agreement requiring monthly principal and interest payments through December 31, 2005. The LOC is collateralized by all of the Company’s assets. Under the terms of the LOC, the Company is required to maintain a certain level of tangible net worth. In addition, the Company is also required to maintain a ratio of total debt to tangible net worth. As of September 30, 2002, the Company was not in compliance with the tangible net worth covenant, but was in compliance with the ratio of total debt to tangible net worth. Effective March 2002, the Company amended the LOC agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank’s prime, plus 1.5% through January 1, 2003 at which time the LOC converts to a term agreement requiring monthly principal and interest payments through December 31, 2006. In connection with the amendment, the Company obtained a waiver from non-compliance with the tangible net worth covenant for the period from December 31, 2001 to January 1, 2003.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Line of Credit (Continued):

                  As of September 30, 2002, the Company had withdrawn the entire $7,000,000 available from the LOC. The Company has contacted CIT to initiate negotiations to renew and/or amend the LOC for at least another one-year term and CIT has indicated their willingness to do so. There can be no assurance, however, that the LOC will be renewed and/or amended.

8.	Commitments:

                  During the quarter the Company executed employment agreements with some of its key managers that provide for an annual salary and various other benefits and incentives. As of September 30, 2002 the total commitments, excluding benefits and incentives, amount to $640,000.

9.	Statement of Cash Flows:

         Non-Cash Operating Activities:

                  The Company recognized operating activities that affected assets and liabilities, but did not result in cash receipts or payments. This non-cash activity is as follows:

                  During the nine months ended September 30, 2002, the Company had a net decrease in the allowance for doubtful accounts of $333,540, due primarily to the write off of a receivable, which was secured by a second deed of trust on a parcel of land. The Company acquired the property from the first deed of trust holder prompting the write-off of the receivable.

         Non-Cash Investing and Financing Activities:

                  The Company recognized investing and financing activities that affected assets, but did not result in cash receipts or payments. These non-cash activities are as follows:

                  During the nine months ended September 30, 2002, the Company financed the purchase of equipment in the amount of $2,244,770.

                  During the nine months ended September 30, 2002, the Company financed the purchase of the annual workers’ compensation and general liability insurance policies in the amount of $1,237,960.

10.	Litigation and Claim Matters:

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

                  The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Litigation and Claim Matters (Continued):

(1)	Five contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”) – The claims on these projects total $30,053,652 of which $26,726,941 is on behalf of MVCI and the balance of $3,326,711 is on behalf of other parties related to the contracts. In addition to the claim amounts, MVCI contends that the NMSHTD owes another $1,651,653 in unpaid quantities, unpaid change orders and pending change orders as well as $2,306,644 in retention payable. Thus the total amount in dispute between the NMSHTD and MVCI is $34,011,949. Approximately $2,040,000 of the disputed amount owed is interest. It is MVCI’s position that interest continues to accrue at a rate of 18% annually as stipulated by New Mexico state law. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The Company filed lawsuits against the NMSHTD in the First Judicial District, County of Santa Fe, New Mexico on three of the above five contracts for breach of contract and other allegations. MVCI agreed to postpone prosecution of its lawsuits in order to fully exhaust the administrative claim review process, and in exchange, the NMSHTD has agreed to expedite the claim review procedure. After literally years of delays in addressing the claims and after being subjected to continuous delay tactics by the NMSHTD, significant progress has finally been made within the last quarter in pushing the claims through the administrative review levels.

In August 2002, the NMSHTD district engineer issued a determination that MVCI was owed $1,205,112 in claim compensation on two of the five disputed contracts. Payment was made in November 2002. MVCI accepted payment and reserved its rights to continue to pursue full compensation. Receipt of this payment is disclosed in this filing as a subsequent event and accounts for the classification of this payment as a current claim.

(2)	Clark County, Nevada – The Company and its subcontractors have asserted claims on this project that total $19,135,397 of which $6,250,132 is on behalf of MVCI and the balance of $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. The matter has been referred to binding arbitration and the parties are in the process of selecting the panel of three arbitrators.

         The above claims combined total $49,189,049. Of that sum, the Company’s portion of the claims totals $32,977,073 and the balance of $16,211,976 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Relative to the aforementioned claims, the Company has recorded $7,928,534 in claim revenue to offset a portion of the costs incurred to-date on the claims. The Company segregates its claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $1,205,112 and $6,723,422 for the period ending September 30, 2002 and $0 and $5,968,026 for the period ending December 31, 2001. As of September 30, 2002 and December 31, 2001, the Company has also recorded $1,651,653 and $1,817,831, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with the contracts on which claims have been filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $9,580,187 will result in a charge to earnings. Conversely, a payment for those same items in excess of $9,580,187 will result in an increase in income.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Litigation and Claim Matters (Continued):

         In August 2002, the NMSHTD district engineer issued a determination that MVCI was owed $1,205,112 in claim compensation on two of the five disputed contracts. Payment was made in November 2002. MVCI accepted payment and reserved its rights to continue to pursue full compensation. Receipt of this payment is disclosed in this filing as a subsequent event and accounts for the classification of this payment as a current claim receivable.

         The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,307,644. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc. or Meadow Valley Corporation

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. ICS failed to supply labor to perform its work and failed to pay for materials supplied to the various projects and defaulted on its subcontracts. MVCI terminated a number of ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. In July 2002, the District Court Judge disqualified ICS’s lead counsel from further representation of ICS. The Company disputes ICS’ claims and intends to continue its vigorous defense against these claims. The Company filed a $3,008,134 counterclaim against ICS seeking to recover the damages ICS has caused the Company through its failure to perform.

(2)	Independent from, but related to the ICS issue, the Nevada State Labor Commissioner (“Commission”) filed a lawsuit against MVCI to seek payment from MVCI, as the prime contractor, for wages and fringes owed but not paid by ICS, MVCI’s subcontractor. The Commission seeks payment of approximately $452,921 in alleged unpaid wages and fringe benefits. Prior to the filing of the complaint by the Commission, MVCI was attempting to reach settlement, as the Company believes that its liabilities are less than the $452,921 being sought by the Commission. Accordingly, the Company intends to defend itself against the excessive assessment of liability and seek to reduce the liability. The Commission has agreed to delay the prosecution of the suit pending the outcome of a future hearing between the Company and the Commission.

(3)	AnA Enterprises, LLC (“AnA”), District Court, Clark County, NV – AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA sued MVCI for non-payment and MVCI counter-sued for cost overruns deemed to be the responsibility of AnA. AnA’s suit against MVCI was for approximately $3,245,289. MVCI’s counter suit against AnA was for approximately $2,000,000. AnA has also filed a complaint on two other projects completed in 1997 where they were a subcontractor to MVCI in the same jurisdiction in the amount of approximately $715,000 for changed conditions. The court entered an order finding that AnA waived its claims and in July 2002, the court, for lack of representation, dismissed AnA’s case in its entirety. In MVCI’s counter suit, the court found in favor of the Company and entered a judgment against AnA in the amount of $2,624,118 and one of two of AnA’s principals in the amount of $394,000. The Company’s action against the second AnA principal is still pending.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Litigation and Claim Matters (Continued):

(4)	Progressive Contracting Inc. (“PCI”), Federal District Court, Clark County, NV – PCI was a subcontractor to MVCI on the County project referenced above. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI, it is only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount. PCI and MVCI are currently negotiating an agreement to suspend all action on this complaint until after the final disposition of the contract claim with Clark County is known.

(5)	The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

(6)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Complaint seeks (i) injunctive relief compelling a Special Meeting of Shareholders to remove all of the Company’s Directors for cause, (ii) the election of a new Board of Directors, (iii) to compel the Company to enact amended and restated Bylaws, (iv) monetary damages in an undisclosed amount, (v) recovery of interest, fees and costs, and (vi) such other relief as the District Court may deem appropriate.

The Company and its Directors believe that the Complaint is without merit and intend to continue their vigorous defense. On December 19, 2001, based upon the Stipulation of the Company, its Directors and the Plaintiffs, the District Court ordered an open extension of time for the Defendants to respond to the Complaint, subject to a ten (10) day written notice from Plaintiffs. At that time, the Company and the Plaintiffs were engaged in settlement discussions that included the possible sale of the Company’s subsidiary, Ready Mix, Inc. (“RMI”). NRS 78.416(2), and related statutes, apparently prohibits the Company from selling 5 percent or more of the aggregate market value of its assets to an interested stockholder. Due to this probable restriction, the Company’s Board of Directors concluded and advised the Plaintiffs that the proposed transaction involving the sale of RMI would not be in the best interests of the Company or its Shareholders. The Plaintiffs have since threatened resumption of the litigation and their intent to file an Amended Complaint (as interested Shareholders) against the Company’s Board. As of this date, the extension of time to respond to the Complaint remains open and the Plaintiffs have not served written notice requiring the Defendants’ response. Plaintiffs have not filed an Amended Complaint. The Company’s subsidiary, RMI, has not been sold, nor are there any ongoing discussions with the Plaintiffs regarding the sale of RMI. Unless the Company elects to sell RMI or its assets and redeem Plaintiffs’ Shares, further legal proceedings against the Company may occur.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Litigation and Claim Matters (Continued):

(7)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in the Company’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D now alleges, among other things, that MVCI is partially responsible for the cause of its bankruptcy and seeks damages in an undetermined amount. MVCI does not believe that J&D’s complaint is valid and will vigorously defend itself against the allegations and may file a counterclaim seeking recompense for the costs incurred to finish the work MVCI performed for JDCC after its default.

11.	NASDAQ Stock Market Notifications:

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

                  The NASDAQ Stock Market notified the Company in writing on October 23, 2002 that the price of the Company’s stock closing bid price has been at $1.00 per share or greater for at least 10 consecutive trading days, therefore regaining compliance with the Marketplace Rule 4310(c)(4).

                  The NASDAQ Stock Market also notified the company in writing, in the October 23, 2002 letter, that the price of the Company’s stock had closed below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”) for nineteen consecutive trading days and will send another notification letter, if the bid price remains below the $1.00 requirement for thirty consecutive trading days.

                  The NASDAQ Stock Market notified the Company in writing on October 29, 2002 that the Company’s Warrants had not maintained a minimum of two active market makers as required for continued inclusion by Marketplace Rule 4310(c)(1) (the “Rule”). The Company will be provided 30 calendar days, or until November 29, 2002, to regain compliance. If, at any time before November 29, 2002, the Warrants have at least two active market makers for 10 consecutive trading days, the NASDAQ staff will provide written notification that the Company complies with the Rule. If compliance with the Rule cannot be demonstrated by November 29, 2002 the Company will be notified in writing that the warrant securities will be delisted.

                  The NASDAQ Stock Market notified the Company in writing on November 8, 2002 that the price of the Company’s stock had closed below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). The Company will be provided 180 calendar days, or until May 7, 2003, to regain compliance. If, at any time before May 7, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the NASDAQ staff will provide written notification that the Company complies with the Rule.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Subsequent Events:

                  In October 2002, the Company refinanced the purchase of equipment in the amount of $65,125. The note payable has an interest rate of 6.9%, with monthly payments of $2,008, and is due October 20, 2005. In addition, the Company also refinanced the purchase of equipment in the amount of $190,202. The note payable has an interest rate of 7.6%, with monthly payments of $6,377, and is due July 11, 2005.

                  In October 2002, the Company refinanced a parcel of property in the amount of $600,000. The note payable has a variable interest rate based on Nevada State Bank’s prime interest rate index plus 3.0%, with the current interest rate at 7.75%. Monthly interest only payments and the principal payment of $600,000 due October 29, 2003.

                  In October 2002, new contracts in the approximate amount of $5.7 million were awarded to the Company. These contracts are not included in the September 30, 2002 backlog. As of November 8, 2002, the Company was low bidder on an additional contract valued at approximately $10.5 million that should be awarded during November 2002 at which time the contract value will be added to backlog.

                  In August 2002, the NMSHTD district engineer issued a determination that MVCI was owed $1,205,112 in claim compensation on two of the five disputed contracts. Payment was made in November 2002. MVCI accepted payment and reserved its rights to continue to pursue full compensation. The anticipated receipt of this payment is reflected in the accompanying balance sheet as a current claim receivable.

                  In November 2002, the Company is in negotiations to execute employment agreements with some of its officers that provide for an annual salary and various other benefits and incentives. The total commitments, excluding benefits and incentives, will likely amount to $1,135,000.

13.	Segment Information:

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

	Nine Months Ended September 30,

(dollars in thousands)	2002		2001

	Construction		Construction

	Services	Materials	Services	Materials

Gross revenue	$87,860	$28,539	$111,128	$23,793

Intercompany revenue	—	1,895	—	1,471

Cost of revenue	85,393	25,767	107,607	22,767

Interest income	92	8	160	15

Interest expense	(213)	(117)	(214)	(140)

Depreciation and amortization	1,357	816	1,364	605

Income (loss) before taxes	(532)	1,258	239	(485)

Income tax benefit (expense)	200	(472)	(90)	182

Net income (loss)	(332)	786	149	(303)

Total assets	45,701	15,167	55,360	13,897

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

                  The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $71.3 million at September 30, 2002, compared to approximately $76.4 million at September 30, 2001. At September 30, 2002, the Company’s backlog included approximately $20.9 million of work that is scheduled for completion during 2002.

                  Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2002, the total amount of contract claims filed by the Company with various public entities was $49,189,049. Of that sum, the Company’s portion was $32,977,073 and the balance of $16,211,976 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $7,928,534 in claim revenue to offset a portion of the costs incurred to-date on the claims. The Company segregates its claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $1,205,112 and $6,723,422 for the period ending September 30, 2002 and $0 and $5,968,026 for the period ending December 31, 2001. As of September 30, 2002 and December 31, 2001, the Company has also recorded $1,651,653 and $1,817,831, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with contracts on which claims have been filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $9,580,187 will result in a charge to earnings. Conversely, a payment for those same items in excess of $9,580,187 will result in an increase in income.

                  In August 2002, the NMSHTD district engineer issued a determination that MVCI was owed $1,205,112 in claim compensation on two of the five disputed contracts. Payment was made in November 2002. MVCI accepted payment and reserved its rights to continue to pursue full compensation. Receipt of this payment is disclosed in this filing as a subsequent event and accounts for the classification of this payment as a current claim receivable.

                  The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,307,644. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

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

Results of Operations

                  The following table sets forth, for the nine months ended September 30, 2002 and 2001, certain items derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit	4.6%	3.4%	3.9%	4.2%

General and administrative expenses	3.8%	3.7%	3.8%	2.9%

Interest income	0.1%	0.1%	0.1%	0.1%

Interest expense	-0.3%	-0.3%	-0.3%	-0.2%

Other income (expense)	0.0%	0.3%	0.3%	-0.2%

Income (loss) before income taxes	0.6%	-0.2%	0.2%	1.0%

Income tax benefit (expense)	-0.2%	0.1%	-0.1%	-0.4%

Net income (loss)	0.4%	-0.1%	0.1%	0.6%

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

                  Revenue and Backlog. Revenue for the nine months ended September 30, 2002 (“interim 2002”) was $114.5 million compared to $133.4 million for the nine months ended September 30, 2001 (“interim 2001”). The decrease in revenue was the result of a $23.2 million decrease in construction services, offset by a $4.3 million increase in revenue generated from construction materials sales to non-affiliates. Backlog at the beginning of this fiscal year was $76.0 million compared to $75.0 million a year ago. Revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2002. Revenue may be impacted in any one period by the backlog at the beginning of the period. Backlog decreased 6.7% to $71.3 million at September 30, 2002 from $76.4 million at September 30, 2001. Because so much of the Company’s business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that the Company bids on and wins. Bid bonds provided by the Company’s surety company are required on most of the contracts that the Company bids, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by the Company. Recent limitations to the Company’s surety credit have contributed to the Company’s declining backlog. Surety credit limits may be improved as the Company’s financial performance improves, but there can be no assurance that surety credit will improve as there also exist insurance industry and individual insurance company dynamics that are unrelated to the Company’s performance.

                  Gross Profit. Consolidated gross profit increased to $5.2 million for interim 2002 from $4.5 million for interim 2001 and consolidated gross margin, as a percent of revenue, increased to 4.6% in interim 2002 from 3.4% in interim 2001. Gross profit from construction services decreased to $2.5 million in interim 2002 from $3.5 million in interim 2001 and the gross profit margin decreased to 2.8% from 3.2% in the respective periods. The decrease in the construction services gross profit was the result of lower construction services revenue, the resulting under-allocation of equipment costs and the result of decreased profit recognition related to several projects nearing completion at September 30, 2002. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from construction materials increased to $2.8 million in interim 2002 from $1.0 million in interim 2001 and the gross profit margin increased to 10.4% from 4.6% in the respective periods. The improved performance for the construction materials segment during interim 2002 is the result of a 19% increase in revenue from interim 2001 that results from the expansion of construction materials operations.

                  General and Administrative Expenses. General and administrative expenses decreased to $4.4 million for interim 2002 from $5.0 million for interim 2001. The decrease resulted primarily from a $.5 million reduction of general and administrative expenses related to employee compensation plans and a decrease of $.1 million in legal expenses. The reduction of legal expenses was a result of the Company classifying all the legal expenses associated with the claims and lawsuits to cost of revenue in the income statement.

                  Interest Income and Expense. Interest income for interim 2002 decreased to $.1 million from $.18 million for interim 2001 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2002 decreased to $.33 million from $.35 million for interim 2001, due primarily to the lower variable interest rate on the LOC in interim 2002 compared to the variable interest rate in interim 2001.

                  Net Income (Loss). Net income (loss) was $.45 million in interim 2002 as compared to a net loss of ($.15) million for interim 2001.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

                  Revenue and Backlog. Revenue for the three months ended September 30, 2002 (“interim 2002”) was $37.5 million compared to $52.6 million for the three months ended September 30, 2001 (“interim 2001”). The decrease in revenue was the result of a $16.2 million decrease in construction services, offset by a $1.1 million increase in revenue generated from construction materials sales to non-affiliates. Backlog at the beginning of this year’s third quarter decreased 50% to $47.7 million compared to $95.3 million a year ago. Third quarter revenue was impacted by the lower backlog at the beginning of the quarter. Revenue may be impacted in any one period by the backlog at the beginning of the period. Backlog decreased 6.7% to $71.3 million at September 30, 2002 from $76.4 million at September 30, 2001.

                  Gross Profit. Consolidated gross profit decreased to $1.5 million for interim 2002 from $2.2 million for interim 2001 and consolidated gross margin, as a percent of revenue, decreased to 3.9% in interim 2002 from 4.2% in interim 2001. Gross profit from construction services decreased to $.5 million in interim 2002 from $1.8 million in interim 2001 and the gross profit margin decreased to 1.8% from 4.0% in the respective periods. The decrease in the construction services gross profit was the result of lower construction services revenue and the resulting under-allocation of equipment costs. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from construction materials increased to $1.0 million in interim 2002 from $.4 million in interim 2001 and the gross profit margin increased to 10.8% from 5.6% in the respective periods. The improved performance for the construction materials segment during interim 2002 is the result of a 14% increase in revenue from interim 2001 that resulted from the expansion of construction materials operations.

                  General and Administrative Expenses. General and administrative expenses decreased to $1.4 million for interim 2002 from $1.5 million for interim 2001. The decrease resulted primarily from a $.1 million reduction of general and administrative expenses related to various employee compensation plans.

                  Interest Income and Expense. Interest income for interim 2002 was comparable at $.05 million from $.05 million for interim 2001 resulting primarily from a comparable average balance in the invested cash reserves. Interest expense for interim 2002 was comparable at $.10 million from $.10 million for interim 2001, due primarily to the variable interest rate on the LOC in interim 2002 compared to the variable interest rate in interim 2001.

                  Net Income. Net income was $.04 million in interim 2002 as compared to a net income of $.3 million for interim 2001.

Liquidity and Capital Resources

                  The Company’s primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the construction materials business. Historically, the Company’s primary source of cash has been from operations.

                  The following table sets forth for the nine months ended September 30, 2002 and 2001, certain items from the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows Provided by (Used in) Operating Activities	$2,189,450	$(1,792,727)

Cash Flows Provided by (Used in) Investing Activities	1,417,499	(869,528)

Cash Flows Provided by (Used in) Financing Activities	(2,845,892)	1,931,659

                  Cash has been consumed by the costs incurred on contracts for which claim compensation is being sought and the start-up costs of the construction materials expansion. During the year ended December 31, 2000, the Company entered into a revolving loan agreement (“LOC”). Under the terms of the agreement, the Company could borrow up to $7,000,000 at Chase Manhattan Bank’s prime, plus .25% through December 31, 2001 at which time the LOC was to convert to a term agreement requiring monthly principal and interest payments through December 31, 2005. The LOC is collateralized by all of the Company’s assets. Under the terms of the LOC, the Company is required to maintain a certain level of tangible net worth. In addition, the Company is also required to maintain a ratio of total debt to tangible net worth. As of September 30, 2002, the Company was not in compliance with the tangible net worth covenant, but was in compliance with the ratio of total debt to tangible net worth. Effective March 2002, the Company amended the LOC agreement. Under the terms of the amended agreement, the interest rate increased to Chase Manhattan Bank’s prime, plus 1.5% through January 1, 2003 at which time the LOC converts to a term agreement requiring monthly principal and interest payments through December 31, 2006. In connection with the amendment, the Company obtained a waiver from non-compliance with the tangible net worth covenant for the period from December 31, 2001 to January 1, 2003. As of September 30, 2002, the Company had withdrawn the entire $7,000,000 available from the LOC. The Company has contacted CIT to initiate negotiations to renew and/or amend the LOC for at least another one-year term and CIT has indicated their willingness to do so. There can be no assurance, however, that the LOC will be renewed and/or amended.

                  Cash provided by operating activities during interim 2002 amounted to $2.2 million, primarily the result of a decrease in costs in excess of billings of $2.1 million, a decrease in inventory of $2.8 million, a decrease in deferred tax asset of $.3 million, an increase in billings in excess of costs of $1.0 million, an increase in accrued liabilities of $1.5 million, depreciation and amortization of $2.2 million and net income of $.5 million, offset, in part, by an increase in accounts receivable of $.7 million, an increase in prepaid expenses and other of $.3 million, an increase in claims receivable of $2.0 million, a decrease in accounts payable of $4.9 million and a decrease in the allowance for doubtful accounts of $.3 million.

                  Cash used in operating activities during interim 2001 amounted to $1.8 million, primarily the result of an increase in accounts receivable of $12.6 million, an increase in costs in excess of billings of $1.8 million, an increase in inventory of $.7 million, a decrease in accrued liabilities of $.1 million, a decrease in billings in excess of costs of $.9 million and a net loss of $.2 million, offset, in part, by an increase in accounts payable of $11.5 million, a decrease in prepaid expenses and other of $.3 million, a decrease in income tax receivable of $.5 million, depreciation and amortization of $2.0 million and an increase in the allowance for doubtful accounts of $.2 million.

                  Cash provided by investing activities during interim 2002 amounted to $1.4 million related primarily to the proceeds received from the sale of property and equipment in the amount of $1.2 million, a decrease in pit development of $.5 million and a decrease in restricted cash of $.7 million, offset by the purchase of property and equipment of $.3 million and an increase in land held for sale of $.7 million.

                  Cash used in investing activities during interim 2001 amounted to approximately $.9 million related primarily to the purchase of property and equipment of $.4 million and an increase in restricted cash of $.6 million, offset by proceeds from the sale of property and equipment in the amount of $.08 million and a decrease in pit development of $.04 million.

                  Cash used in financing activities during interim 2002 amounted to $2.8 million related to the repayment of notes payable and capital lease obligations of $2.8 million.

                  Cash provided by financing activities during interim 2001 amounted to $1.9 million related primarily to the proceeds received from the LOC of $4.2 million, offset by the repayment of notes payable and capital lease obligations of $2.3 million.

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

Item 4. Controls and Procedures

                  The Company’s Chief Executive Officer and its Principal Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

                  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

                  The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”) – The claims on these projects total $30,053,652 of which $26,726,941 is on behalf of MVCI and the balance of $3,326,711 is on behalf of other parties related to the contracts. In addition to the claim amounts, MVCI contends that the NMSHTD owes another $1,651,653 in unpaid quantities, unpaid change orders and pending change orders as well as $2,306,644 in retention payable. Thus the total amount in dispute between the NMSHTD and MVCI is $34,011,949. Approximately $2,040,000 of the disputed amount owed is interest. It is MVCI’s position that interest continues to accrue at a rate of 18% annually as stipulated by New Mexico state law. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The Company filed lawsuits against the NMSHTD in the First Judicial District, County of Santa Fe, New Mexico on three of the above five contracts for breach of contract and other allegations. MVCI agreed to postpone prosecution of its lawsuits in order to fully exhaust the administrative claim review process, and in exchange, the NMSHTD has agreed to expedite the claim review procedure. After literally years of delays in addressing the claims and after being subjected to continuous delay tactics by the NMSHTD, significant progress has finally been made within the last quarter in pushing the claims through the administrative review levels.

In August 2002, the NMSHTD district engineer issued a determination that MVCI was owed $1,205,112 in claim compensation on two of the five disputed contracts. Payment was made in November 2002. MVCI accepted payment and reserved its rights to continue to pursue full compensation. Receipt of this payment is disclosed in this filing as a subsequent event and accounts for the classification of this payment as a current claim receivable.

(2)	Clark County, Nevada – The Company and its subcontractors have asserted claims on this project that total $19,135,397 of which $6,250,132 is on behalf of MVCI and the balance of $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. The matter has been referred to binding arbitration and the parties are in the process of selecting the panel of three arbitrators.

                  The above claims combined total $49,189,049. Of that sum, the Company’s portion of the claims totals $32,977,073 and the balance of $16,211,976 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Relative to the aforementioned claims, the Company has recorded $7,928,534 in claim revenue to offset a portion of the costs incurred to-date on the claims. Claims receivable are segregated between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $1,205,112 and $6,723,422 for the period ending September 30, 2002 and $0 and $5,968,026 for the period ending December 31, 2001. As of September 30, 2002 and December 31, 2001, the Company has also recorded $1,651,653 and $1,817,831, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with the contracts on which claims have been filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $9,580,187 will result in a charge to earnings. Conversely, a payment for those same items in excess of $9,580,187 will result in an increase in income.

                  In August 2002, the NMSHTD district engineer issued a determination that MVCI was owed $1,205,112 in claim compensation on two of the five disputed contracts. Payment was made in November 2002. MVCI accepted payment and reserved its rights to continue to pursue full compensation. Receipt of this payment is disclosed in this filing as a subsequent event and accounts for the classification of this payment as a current claim receivable.

                  The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,307,644. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc. or Meadow Valley Corporation

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. ICS failed to supply labor to perform its work and failed to pay for materials supplied to the various projects and defaulted on its subcontracts. MVCI terminated a number of ICS subcontracts and performed the work with MVCI personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. In July 2002, the District Court Judge disqualified ICS’s lead counsel from further representation of ICS. The Company disputes ICS’ claims and intends to continue its vigorous defense against these claims. The Company filed a $3,008,134 counterclaim against ICS seeking to recover the damages ICS has caused the Company through its failure to perform.

(2)	Independent from, but related to the ICS issue, the Nevada State Labor Commissioner (“Commission”) filed a lawsuit against MVCI to seek payment from MVCI, as the prime contractor, for wages and fringes owed but not paid by ICS, MVCI’s subcontractor. The Commission seeks payment of approximately $452,921 in alleged unpaid wages and fringe benefits. Prior to the filing of the complaint by the Commission, MVCI was attempting to reach settlement, as the Company believes that its liabilities are less than the $452,921 being sought by the Commission. Accordingly, the Company intends to defend itself against the excessive assessment of liability and seek to reduce the liability. The Commission has agreed to delay the prosecution of the suit pending the outcome of a future hearing between the Company and the Commission.

(3)	AnA Enterprises, LLC (“AnA”), District Court, Clark County, NV – AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA sued MVCI for non-payment and MVCI counter-sued for cost overruns deemed to be the responsibility of AnA. AnA’s suit against MVCI was for approximately $3,245,289. MVCI’s counter suit against AnA was for approximately $2,000,000. AnA has also filed a complaint on two other projects completed in 1997 where they were a subcontractor to MVCI in the same jurisdiction in the amount of approximately $715,000 for changed conditions. The court entered an order finding that AnA waived its claims and in July 2002, the court, for lack of representation, dismissed AnA’s case in its entirety. In MVCI’s counter suit, the court found in favor of the Company and entered a judgment against AnA in the amount of $2,624,118 and one of two of AnA’s principals in the amount of $394,000. The Company’s action against the second AnA principal is still pending.

(4)	Progressive Contracting Inc. (“PCI”), Federal District Court, Clark County, NV – PCI was a subcontractor to MVCI on the County project referenced above. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI, it is only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount. PCI and MVCI are currently negotiating an agreement to suspend all action on this complaint until after the final disposition of the contract claim with Clark County is known.

(5)	The Company is defending a claimed preference in connection with a payment made to it by an insurance company in the approximate amount of $100,000. The Company believes that the payment is not a preference, and is vigorously defending the action.

(6)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Complaint seeks (i) injunctive relief compelling a Special Meeting of Shareholders to remove all of the Company’s Directors for cause, (ii) the election of a new Board of Directors, (iii) to compel the Company to enact amended and restated Bylaws, (iv) monetary damages in an undisclosed amount, (v) recovery of interest, fees and costs, and (vi) such other relief as the District Court may deem appropriate.

The Company and its Directors believe that the Complaint is without merit and intend to continue their vigorous defense. On December 19, 2001, based upon the Stipulation of the Company, its Directors and the Plaintiffs, the District Court ordered an open extension of time for the Defendants to respond to the Complaint, subject to a ten (10) day written notice from Plaintiffs. At that time, the Company and the Plaintiffs were engaged in settlement discussions that included the possible sale of the Company’s subsidiary, Ready Mix, Inc. (“RMI”). NRS 78.416(2), and related statutes, apparently prohibits the Company from selling 5 percent or more of the aggregate market value of its assets to an interested stockholder. Due to this probable restriction, the Company’s Board of Directors concluded and advised the Plaintiffs that the proposed transaction involving the sale of RMI would not be in the best interests of the Company or its Shareholders. The Plaintiffs have since threatened resumption of the litigation and their intent to file an Amended Complaint (as interested Shareholders) against the Company’s Board. As of this date, the extension of time to respond to the Complaint remains open and the Plaintiffs have not served written notice requiring the Defendants’ response. Plaintiffs have not filed an Amended Complaint. The Company’s subsidiary, RMI, has not been sold, nor are there any ongoing discussions with the Plaintiffs regarding the sale of RMI. Unless the Company elects to sell RMI or its assets and redeem Plaintiffs’ Shares, further legal proceedings against the Company may occur.

(7)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in the Company’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D now alleges, among other things, that MVCI is partially responsible for the cause of its bankruptcy and seeks damages in an undetermined amount. MVCI does not believe that J&D’s complaint is valid and will vigorously defend itself against the allegations and may file a counterclaim seeking recompense for the costs incurred to finish the work MVCI performed for JDCC after its default.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

10.193	Office Lease Agreement

10.194	Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.195	Security Agreement with Astec Financial Services, Inc.

10.196	Security Agreement with Cananwill, Inc.

10.197	Security Agreement with Astec Financial Services, Inc.

10.198	Security Agreement with Caterpillar Financial Services Corporation

10.199	Security Agreement with Deere Credit, Inc.

10.200	Promissory Note executed by Nevada State Bank

10.201	Employment Agreement with Nicole R. Smith

10.202	Employment Agreement with Robert Morris

10.203	Employment Agreement with Robert Bottcher

10.204	Employment Agreement with Robert Terril

10.205	Employment Agreement with Sam Grasmick

10.206	Purchase Agreement with Nevada Title Company

10.207	Security Agreement with The CIT Group/Equipment Financing, Inc.

99.7	Nasdaq Listing Qualifications compliance

99.8	Nasdaq Listing Qualifications warning

99.9	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson

99.10	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon

99.11	Nasdaq Listing Qualifications warning

b.	Reports on Form 8-K:

The Company filed a Form 8-K during the three months ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION

(Registrant)

By /s/ Bradley E. Larson Bradley E. Larson President and Chief Executive Officer

By /s/ Clint Tryon Clint Tryon Principal Accounting Officer

Certification

I, Bradley E. Larson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Meadow Valley Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Bradley E. Larson

Bradley E. Larson President and Chief Executive Officer

Certification

I, Clint Tryon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Meadow Valley Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Clint Tryon
Clint Tryon Principal Accounting Officer

Exhibit Index

Exhibit
Number	Description

10.193	Office Lease Agreement

10.194	Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.195	Security Agreement with Astec Financial Services, Inc.

10.196	Security Agreement with Cananwill, Inc.

10.197	Security Agreement with Astec Financial Services, Inc.

10.198	Security Agreement with Caterpillar Financial Services Corporation

10.199	Security Agreement with Deere Credit, Inc.

10.200	Promissory Note executed by Nevada State Bank

10.201	Employment Agreement with Nicole R. Smith

10.202	Employment Agreement with Robert Morris

10.203	Employment Agreement with Robert Bottcher

10.204	Employment Agreement with Robert Terril

10.205	Employment Agreement with Sam Grasmick

10.206	Purchase Agreement with Nevada Title Company

10.207	Security Agreement with The CIT Group/Equipment Financing, Inc.

99.7	Nasdaq Listing Qualifications compliance

99.8	Nasdaq Listing Qualifications warning

99.9	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson

99.10	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon

99.11	Nasdaq Listing Qualifications warning