Form 10-K
period 2002-12-31
MEADOW VALLEY CORP
filed 2003-03-28
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-25428

MEADOW VALLEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0328443
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4411 South 40th Street, Suite D-11, Phoenix, AZ	85040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 437-5400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	Nasdaq SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes                No    X

     On March 14, 2003, the aggregate market value of the registrant’s voting stock held by non-affiliates was $3,791,228.

     On March 14, 2003, there were 3,601,250 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2002.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Index to Exhibits
EX-10.208
EX-10.209
EX-10.210
EX-10.211
EX-10.212
EX-10.213
EX-10.214
EX-10.215
EX-10.216
EX-10.217
EX-10.218
EX-10.219
EX-10.220
EX-10.221
EX-10.222
EX-10.223
EX-10.224
EX-10.225
EX-10.226
EX-10.227
EX-10.228
EX-10.229
EX-10.230
EX-99.12
EX-99.13
EX-99.14

MEADOW VALLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item 1. Business

Recent Developments

     Meadow Valley Corporation (“Company”) experienced improvements in several key areas over the past year. From year end 2001 to year end 2002, working capital increased from a deficit of $1,194,786 to a surplus of $805,159, the debt to equity ratio improved from 1.42:1 to 1.35:1, the current ratio improved from 0.97 to 1.03 and cash flow from operations increased from $.09 million to $2.9 million, respectively. These improvements have marginally decreased the challenge of managing the Company’s working capital, however, as has been previously reported, working capital will likely continue to remain at decreased levels until successful resolution of the construction contract claims filed against the New Mexico State Highway and Transportation Department and the Clark County Department of Public Works.

     The Company’s bonding capacity (that determines the size and number of projects the Company can bid on and obtain as a provider of construction services) has been constrained since 2001 when, in general, it was reduced to an aggregate program of $75 million and a single project limit of $10 million. The Company’s aggregate bonding capacity had peaked in 2000 at approximately $300 million with a single project limit of approximately $110 million. Operating losses in 2000 and 2001, mostly stemming from cost overruns on contracts for which claims are now being pursued, were the primary cause of decreased bonding capacity.

History

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and will be further discussed from time to time in the Company’s periodic reports filed with the Commission. The forward-looking statements included in this Report speak only as of the date hereof.

     Meadow Valley Corporation was incorporated in Nevada on September 15, 1994. In October and November 1995, the Company sold 1,926,250 Units of its securities to the public at $6.00 per Unit (the “Public Offering”). Each Unit consisted of one share of $.001 par value common stock and one common stock purchase warrant exercisable to purchase one additional share of common stock at $7.20 per share until October 16, 2000. In September 2000, the exercise price of the warrants was reduced to $5.00 per share and the exercise period was extended until June 30, 2002. In June 2002, the Company announced the Board’s decision to extend the exercise period of the warrants to December 31, 2002. In December 2002, the Company announced its intent to de-list the warrants following their expiration on December 31, 2002. The warrants expired and were de-listed at the time of market closing on December 31, 2002.

     The Company currently has two wholly owned subsidiaries, Meadow Valley Contractors, Inc. (“MVCI”) and Ready Mix, Inc (“RMI”). MVCI was founded in 1980 as a heavy construction contractor and has been engaged in that activity since inception. Since the Company purchased all of the outstanding Common Stock of MVCI on October 1, 1994, references to the Company’s history includes the history of MVCI.

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

     In 1996, the Company expanded into the materials segment of the construction industry with the formation of Ready Mix, Inc. RMI manufactures and distributes ready mix concrete, crushed landscaping rock and other miscellaneous rock and sand products. RMI owns and operates four ready mix concrete batch plants – two in the Las Vegas, NV area and two in the

Phoenix, AZ area and 95 ready mix trucks as well as a small fleet of aggregate hauling tractors and trailers. RMI produces the majority of its own rock and sand for its Nevada plants from a crushing and screening plant in Moapa, NV. RMI primarily targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. RMI began its ready mix concrete operation from its first location in North Las Vegas in March 1997, began processing rock and sand from its Moapa pit in November 1999 and expanded into the Phoenix market with two plants in 2000.

     Consistent with the Company’s dual interests in construction services and construction materials, the Company owns and leases two portable hot mix asphalt plants, a rubberized asphalt plant, and related asphalt paving equipment. The portability of these asphalt paving capabilities provides the Company with an opportunity to expand its existing geographic market, enhance its construction operations in its existing market, improve its competitiveness and generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt, or rubberized asphalt. These capabilities also afford the Company the opportunity to provide construction materials or to subcontract its services to other construction companies.

     The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $69 million at December 31, 2002, compared to approximately $76 million at December 31, 2001, and consists of various projects in Nevada, Arizona and Utah. Approximately $60 million of the Company’s backlog is scheduled for completion during 2003. The Company has acted as the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Utah Department of Transportation, the Clark County (Nevada) Department of Public Works, the Salt Lake City (Utah) Airport Authority, the New Mexico State Highway and Transportation Department and the City of Phoenix.

     In 1996, the Company formed Prestressed Products Incorporated (“PPI”) as a wholly owned subsidiary to design, manufacture and erect precast prestressed concrete building components for use on commercial, institutional and public construction projects throughout the Southwest. Product lines included architectural and structural building components and prestressed bridge girders for highway construction. During 1997, PPI began operations with a precast yard and concrete batch plant located on leased property adjacent to the Company’s office in Moapa, Nevada. As a result of continuing operating losses, in June 1998, the Company adopted a formal plan (the “Plan”) to discontinue the operations of PPI. The Plan included the completion of approximately $2.8 million of uncompleted contracts and the disposition of approximately $1.2 million of equipment. The Company recorded an estimated loss of $1,950,000 (net of income tax benefit of $1,300,000), related to the disposal of assets of PPI, which included a provision of $1,350,000 for estimated losses during the phase-out period of July 1, 1998 through June 30, 1999.

Business Strategy

     Given the Company’s current bonding constraints, the Company’s strategy is to maintain recent historical revenue levels and improve profitability by pursuing the following business strategy:

     (i)  Continue to actively bid in the construction markets in Arizona, Nevada and Utah and improve construction project profitability. The Company will continue to actively bid on transportation infrastructure and other related heavy civil projects in its core geographic market of Arizona, Nevada and Utah. The Company will strive to improve margins on new contracts by, among other things, increasing, when possible, margins on new work bidding, maximizing labor and equipment productivity, negotiating more favorable material purchase contracts and employing the most competitive subcontractors.

     (ii)  Due to the need for additional working capital, the Company may seek to sell certain mineral lease assets and other assets. The increase in working capital will improve its liquidity and should provide additional bonding capacity, thereby allowing the Company to bid larger more profitable projects.

     (iii)  Diligently pursue the successful resolution of the Company’s construction claims. The Company has incurred substantial cost in completing certain projects in New Mexico and Clark County, Nevada and strongly believes that the costs are compensable due to changed conditions, owners’ plan errors and omissions, conflicting utility right of ways, delays not caused by the Company and misadministration by third party construction managers employed by the owners. The total amount of claims that have been submitted and remain unpaid is approximately $46.7 million. This amount includes costs that are attributable to subcontractors and to a prime contractor. The Company’s portion of the claims is approximately $30.1 million. The Company recorded approximately $8.3 million in claim revenue to offset a portion of costs incurred on the claims. In addition, the Company has also recorded approximately $.1 million for unpaid quantities, unpaid change orders and pending change orders in advance of receipt. On the average, the Company has recorded approximately 27.7% of the total claim amount into revenue. Management believes that successful resolution to the claims constitutes the most important strategic course of action to restoring financial health and increased surety credit. See “Insurance and Bonding”.

     iv) Maintain operating costs and SG&A costs at competitive levels. The Company strives to adjust its overhead costs based on its contract backlog by reducing personnel, consolidating functions at the area and corporate office levels and disposing of under-utilized equipment. Costs are continually monitored to identify trends that may require timely management action.

     v) Increase revenue and profit from construction materials segment. The Company will add to its ready mix truck fleet to increase delivery capacity to better service its customers and increase sales. The Company will also strive to negotiate strategic arrangements to provide delivery of product to increased geographic areas within existing markets.

Market Overview

     The construction market for 2003 is faced with uncertainty. Budget deficits at both State and Federal levels will undoubtedly put pressure on funding for transportation infrastructure construction. The overall sluggish economy is not expected to provide any fuel for increased construction. At best, 2003 will see single digit percentage declines in the various segments of the construction industry. Commercial construction (non-residential buildings) will probably be the slowest segment while single-family housing, made attractive by low mortgage rates, will see the smallest declines. From a national perspective, transportation infrastructure will likely see a decline in activity, but still less than ten percent. Most funding for State highway construction budgets originate from user fees, gas taxes or sales taxes and are generally earmarked for construction spending. In addition, for States to utilize Federal Highway funds, in most cases, they must match a certain percentage of the Federal contribution. These factors will likely minimize declines in State construction budgets.

     One of the more significant issues facing the transportation infrastructure segment of the construction industry is the reauthorization of Federal highway legislation. TEA-21, passed into law in 1998, provided approximately $164 billion in transportation funding during its six-year term. But TEA-21 is set to expire in 2003. Assuming no increase in the Federal gas tax, the projected revenue from gas tax receipts between fiscal 2004 and fiscal 2009 (the assumed duration of the next highway program legislation) would be approximately $194 billion. Some industry experts believe this to be the worst-case scenario for the next highway bill – an 18.5% increase over TEA-21. However, the last two iterations of highway legislation reauthorizations have failed to be completed prior to its predecessor’s expiration. The same thing is likely to happen this year, with reauthorization probably not being completed until sometime in 2004. This situation may cause piece-meal bid lettings and inhibit States from effectively managing capital improvement programs until they are able to see more clearly what the future holds. For contractors, this means bidding on what manages to come through the pipeline, but by not being able to formulate clear plans for future projects, be ready to size the organization accordingly.

     One of the Company’s strengths is its geography. With operations in Nevada, Arizona and Utah, the Company is in the heart of some of the fastest growing markets in the U.S. Nevada has shown the fastest population growth since the 2000 Census at 5.4%, followed by Arizona at 3.4%. Nevada has been the fastest growing state in the United States for the past 15 years. In addition, Nevada was ranked number one in the Country in job growth from September 2001 to September 2002. The U.S. population continues to move toward the sunbelt states. Population growth is a key indicator for the construction industry as it drives increases in housing and commercial and industrial construction, not to mention transportation facilities. Freeway construction programs, funded by sales tax measures, continue to create opportunities for the Company in Phoenix and Las Vegas.

     The Company’s construction materials operations are impacted to a greater degree by the conditions of the residential and commercial sectors of the construction economy – both sectors also driven by population and job growth. Residential construction activity in 2002 in the greater Phoenix, Arizona area was second only to 2001. If interest rate levels remain low, residential construction could continue to contribute to another successful year for RMI sales in both Phoenix and Las Vegas.

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

     In addition to profitability, the Company considers a number of factors when determining whether to bid on a project, including the location of the project, likely competitors and the Company’s current and projected workloads. The Company uses a computer-based project estimating system which reflects its bidding and construction experience and performs detailed quantity take-offs from bidding documents, which the Company believes helps identify a project’s risks and opportunities. The Company develops comprehensive estimates with each project divided into phases and line items for which separate labor, equipment, material, subcontractor and overhead cost estimates are compiled. Once a project begins, the estimate provides the Company with a budget against which ongoing project costs are measured. There can be no assurance that every project will attain its budgeted costs. A number of factors can affect a project’s profitability including weather, availability of a quality workforce and actual productivity rates. Each month the project manager updates the project’s projected performance at completion by using actual costs-to-date and re-forecasted costs-to-complete for the balance of the work remaining. Regular review of these estimated costs-at-completion reports allow project, area and corporate management to be as responsive as possible to cost overruns or other problems that may affect profitability.

     The Company owns or leases most of the equipment used in its business lines, including cranes, backhoes, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment. On occasion, equipment owned by the Company may be rented on a short-term basis to third parties. The net book value of the Company’s equipment at December 31, 2002 was approximately $14.6 million.

     The Company’s corporate management oversees operational and strategic issues and, through the corporate accounting staff, provides administrative support services to subsidiary managers, area managers and individual project management at the project site. The latter are responsible for planning, scheduling and budgeting operations, equipment maintenance and utilization and customer satisfaction. Subsidiary managers, area managers and project managers monitor project costs on a daily and weekly basis while corporate management monitors such costs monthly.

     Raw materials (primarily concrete, aggregate and steel) used in the Company’s operations are available from a number of sources. There are a sufficient number of materials suppliers within the Company’s market area to assure the Company of adequate competitive bids for supplying such raw materials. Generally, the Company will obtain several bids from competing concrete, asphalt or aggregate suppliers whose reserves of such materials will normally extend beyond the expected completion date of the project. Costs for raw materials vary depending upon project duration, construction season, and other factors; but, generally, prices quoted to the Company for raw materials are fixed for the project’s duration.

     The Company initiated its construction materials operations in the first quarter 1997 with the start-up of RMI. RMI currently operates four ready mix concrete batch plants — two in the Las Vegas, NV area and two in the Phoenix, AZ area and a total of 95 ready mix trucks. Most of RMI’s internal sand and gravel requirements in the Las Vegas market are manufactured from its rock quarry in Moapa, Nevada. Production capacity at the Moapa quarry was increased substantially during 1999 with further refinements added in 2000. A fulltime sales staff promotes sales of ready mix concrete, rock and sand products and landscape rock.

     Through mineral leases, the Company also controls pits or quarries in or near Nephi, UT, Ruidoso, NM, Alamogordo, NM, Albuquerque, NM, El Paso, TX and Yuma, AZ. Of these locations, only the Nephi, UT pit is actively mined. At the Nephi, UT location, MVCI manufactures and sells rock and sand products, and from time to time asphalt or concrete from portable plants, to its own projects or to third parties. Due to the need for additional working capital, the Company may seek to sell the mineral leases in New Mexico, or alternatively, to form a strategic alliance to operate the pits as commercial sources for aggregate sales to third parties.

Projects and Customers

     The Company specializes in public sector construction projects and its principal customers are the state departments of transportation in Nevada, Arizona and Utah and bureaus and departments of municipal and county governments in those states. Since completing the final contracts in New Mexico, the Company has ceased operations in New Mexico. For the year ended December 31, 2002, revenue generated from 10 projects in Nevada, Arizona and Utah represented approximately 40% of the Company’s revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which the Company operates, could have an adverse effect on its future results of operations. For the years ended December 31, 2002, 2001 and 2000, the Company recognized a significant portion of its consolidated revenue from four customers (shown as an approximate percentage of consolidated revenue):

	For the Years Ended December 31,

	2002	2001	2000

Arizona Department of Transportation	21.4%	21.9%	17.5%
Clark County General Services	14.8%	12.5%	16.3%
Utah Department of Transportation	11.6%	14.7%	6.1%
Nevada Department of Transportation	1.1%	9.6%	23.0%

Backlog

     The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $69 million at December 31, 2002, compared to approximately $76 million at December 31, 2001. At December 31, 2002, the Company’s backlog included approximately $60 million of work that is scheduled for completion during 2003. Accordingly, revenue in the future will be significantly reduced if the Company is unable to obtain substantial new projects in 2003. The Company includes a construction project in its backlog at such time as a contract is awarded or a firm letter of commitment is obtained. The Company believes that its backlog figures are firm, subject to provisions contained in its contracts, which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. The Company has not been materially adversely affected by contract cancellations or modifications in the past. Revenue is impacted in any one period by the backlog at the beginning of the period. The Company’s backlog depends upon the Company’s success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of the Company’s backlog and other internal and external factors. A portion of the Company’s anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year.

Competition

     The Company believes that the primary competitive factors as a prime contractor in the heavy construction industry are price, reputation for quality work, financial strength, knowledge of local market conditions and estimating abilities. The Company believes that it competes favorably with respect to each of the foregoing factors on projects that it is able to bid. Most of the Company’s projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. The Company competes with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) projects. When bidding on larger infrastructure projects, the Company also competes with larger, well capitalized regional and national contractors (including Granite Construction Incorporated, Peter Kiewit Sons’, Inc., Sundt Corp., among others), many of whom have larger net worth, higher bonding capacity and more construction personnel than the Company. In the event of a decrease of work available in the private construction market, it is foreseeable that contractors may exit the private market and enter the public market segment resulting in increased competition.

     Currently the Company is limited to a single project bond approval of up to $15 million and an aggregate program bond capacity of approximately $75 million. The Company believes its bonding capacity is sufficient to sustain operations, but will limit growth. Larger competitors typically have unlimited bonding capacity and, therefore, are able to bid on more work than the Company. Except for bonding capacity and liquidity, the Company does not believe it is at a competitive disadvantage in relation to its larger competitors. With respect to its smaller competitors, the Company believes that its current bonding capacity and long relationships with subcontractors and suppliers may be competitive advantages.

     Often, the Company faces the same competitors for sales of construction materials as it does for its contracting work. It is common for prime contractors in the heavy highway construction industry to develop some degree of vertical integration into construction materials. Companies such as Granite Construction, Kiewit, Oldcastle and LaFarge, among others, provide contracting services and produce construction materials. The quality of the product and the customer service are often just as important, if not more so, than price in successfully marketing construction materials. Vertical integration into construction materials may occasionally allow the Company to be more competitive in its bidding for construction contracts. However, the Company’s marketing strategy is to make third party sales a top priority. To accomplish this, the Company recognizes it must provide quality products and service to its construction materials customers.

The Contract Process

     The Company’s projects are obtained primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. The Company submits bids after a detailed review of the project specifications, an internal review of the Company’s capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. The Company owns, leases, or is readily able to rent, most equipment necessary to complete the projects upon which it bids. After computing estimated costs of the project to be bid, the Company adds its desired profit margin before submitting its bid. The Company believes that success in the competitive bidding process involves (i) being selective on projects bid upon in order to conserve resources, (ii) identifying projects which require the Company’s specific expertise, (iii) becoming familiar with all aspects of the project to avoid costly bidding errors and (iv) analyzing the local market to determine the availability and cost of labor and the degree of competition. Since 1995, the Company has been awarded contracts for approximately 19.42% of the projects upon which it has bid. A substantial portion of the Company’s revenue is derived from projects that involve “fixed unit price” contracts under which the Company is committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete, or linear feet of pipe). The unit price is determined by a number of factors including haul distance between the construction site and the warehouses or supply facilities of local material suppliers and to or from disposal sites, site characteristics and the type of equipment to be used. While the fixed unit price contract generally shifts the risk of estimating the quantity of units for a particular project to the customer, any increase in the Company’s unit cost over its unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by the Company.

     Most public sector contracts provide for termination of the contract at the election of the customer. In such event the Company is generally entitled to receive a small cancellation fee in addition to reimbursement for all costs it incurred on the project. Many of the Company’s contracts are subject to completion requirements with liquidated damages assessed against the Company if schedules are not met. These provisions in the past have not materially adversely affected the Company.

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

     In connection with public sector contracts, the Company is required to provide various types of surety bonds guaranteeing its own performance. The Company’s ability to obtain surety bonds depends upon its net worth, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of the Company’s surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. See “Insurance and Bonding”.

Insurance and Bonding

     The Company maintains general liability and excess liability insurance covering its owned and leased construction equipment and workers’ compensation insurance in amounts it believes are consistent with its risks of loss and in compliance with specific insurance coverage required by its customers as a part of the bidding process. The Company carries liability insurance of $6 million per occurrence, which management believes is adequate for its current operations and consistent with the requirements of projects currently under construction by the Company. The Company carries builders risk insurance on a limited number of projects and depends upon management’s assessment of individual project risk versus the cost of insurance.

     The Company is required to provide a surety bond on nearly all publicly funded projects. The Company’s ability to obtain bonding, and the amount of bonding required, is primarily determined by the Company’s management experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), the Company’s performance history, the number and size of projects under construction and other factors. Surety companies consider such factors in light of the amount of the Company’s surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. The larger the project and/or the more projects, in which the Company is engaged, the greater the Company’s bonding, net worth and liquid working capital requirements. Bonding requirements vary depending upon the nature of the project to be performed. The Company generally pays a fee to bonding companies based upon the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Operating losses in 2000 and 2001, due primarily to losses on contracts with New Mexico and Clark County, Nevada, resulted in decreased liquidity and a change in the Company’s surety credit. Currently the Company has surety credit up to $15 million on a single project and an aggregate program bond capacity of approximately $75 million. The Company believes its bonding capacity is sufficient to sustain existing levels of workload but will limit growth. As the Company’s performance continues to improve, it is reasonable to assume that corresponding improvements in bonding capacity will follow.

Marketing

     The Company obtains its projects primarily through the process of competitive bidding. Accordingly, the Company’s marketing efforts are limited to subscribing to bid reporting services and monitoring trade journals and other industry sources for bid solicitations by various government authorities. In response to a bid request, the Company submits a proposal detailing its qualifications, the services to be provided and the cost of the services to the soliciting entity which then, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration such as the bidder’s track record for compliance with bid specifications and procedures and its construction experience.

     A more focused marketing effort and greater emphasis on customer care and service are important tools in promoting sales of construction materials. Membership and participation in selected industry associations help increase the Company’s exposure to potential clients and are two means by which the Company stays informed on industry developments and future prospects within the marketplace. Building and maintaining customer relations and reputation for quality work are essential elements to the marketing efforts of RMI.

Government Regulation

     The Company’s operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Under the Federal Clean Air Act and Clean Water Act, the Company must apply water or chemicals to reduce dust on road construction projects and to contain water contaminants in run-off water at construction sites. The Company may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project. The Company believes that it is in substantial compliance with all applicable laws and regulations. However, future amendments to current laws or regulations imposing more stringent requirements could have a material adverse effect on the Company.

Employees

     On December 31, 2002, the Company employed approximately 63 salaried employees (including its management personnel and executive officers) and approximately 190 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. For the year ended December 31, 2002, the number of hourly employees ranged from approximately 175 to approximately 225 and averaged approximately 200. At December 31, 2002, the Company was party to three project agreements in Arizona with the Arizona State District Council of Carpenters, AFL-CIO that covers approximately 4% of the Company’s hourly workforce. At December 31, 2002, the Company believed its relations with its employees are satisfactory.

Item 2. Properties

     The Company leased the following properties at December 31, 2002:

(1)	8,315 square feet of executive office space at 4411 South 40th Street, Suites D-8, D-10 and D-11, Phoenix, Arizona, 85040, pursuant to a lease that expires in December 2003, at a monthly rental rate of $8,280 through December 2001, $8,694 from January 2002 through December 2002 and $9,108 from January 2003 through December 2003.

(2)	2,000 square feet of office space for the Company’s ready mix operations, at 3430 E. Flamingo, Suite 100, Las Vegas, Nevada, 89118, pursuant to a lease that expires in April 2003, at a monthly rental rate of $3,425.

(3)	2,260 square feet of office space for the Company’s ready mix operations, at 2601 E. Thomas Road, Suite 235, Phoenix, Arizona, 89121, pursuant to a lease that expires August 2003, at a average monthly rental rate of $3,074.

(4)	4,000 square feet of office space at 2250 West Center St. Bldg. 1, Suite A, Springville, Utah, 84663, pursuant to a lease that expires April 2003, at a monthly rental rate of $3,400 per month with a 5% increase each year.

(5)	4,320 square feet of office space at 4635 Andrews Street, North Las Vegas, Nevada, 89031, pursuant to a lease that expires November 2006, at a monthly rental rate of $2,998 with a 3% increase each year.

     The Company owns approximately five acres of land at 109 W. Delhi, North Las Vegas, Nevada 89030, which is used for the manufacturing of ready mix concrete.

     The Company owns approximately 24.5 acres of land in Moapa, Nevada.

     The Company owns approximately 12 acres of land in Las Vegas, Nevada, which it has available for sale.

     The Company has determined that the above properties are sufficient to meet the Company’s current needs.

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

     The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $27,605,303 of which approximately $23,889,452 is on behalf of the Company and the balance of $3,715,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – The approximate total value of claims on this project is $19,135,397 of which approximately $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, constructive changes, plan errors and omissions, contract modifications and associated delay costs.

     The above claims combined total approximately $46,740,700. Of that sum, the Company’s portion of the claims total was approximately $30,139,584 and the balance of approximately $16,601,116 pertains to prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Relative to the aforementioned claims, the Company has recorded approximately $8,348,985 in claim revenue to offset a portion of costs incurred to date on the claims. The claims receivable is comprised of a long-term portion of $7,961,107 and a current portion of $387,878. The current portion of claims receivable results from an NMSHTD-authorized December 2002 pay estimate containing, among other past due payments, settlements on only a portion of the claims on one project. In addition, the Company has also recorded approximately $126,860 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $8,475,845, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $8,475,845, net of professional fees, will increase income.

     The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,013,897. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,000,000 seeking to recover the damages ICS has caused MVCI through its failure to perform.

(2)	Independent from, but related to the ICS issue, the Nevada State Labor Commissioner (“Commission”) filed a lawsuit against MVCI seeking payment of $452,921 from MVCI, as the prime contractor, for wages and fringes owed but not paid by ICS, MVCI’s subcontractor. In December 2002, the parties agreed to a settlement and the lawsuit was dismissed. MVCI has paid $209,888.88 and will add this amount to its counterclaims against ICS.

(3)	AnA Enterprises, LLC (“AnA”), District Court, Clark County, NV – AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI counter-sued for cost overruns deemed to be the responsibility of AnA. AnA’s suit against MVCI is for approximately $3,000,000. MVCI’s countersuit against AnA is for approximately $3,000,000. AnA also filed a complaint on two other projects completed in 1997 where, as a subcontractor to MVCI, they claim damages of approximately $715,000 for changed conditions. In June 2002, AnA’s lawsuit was dismissed and in November 2002 a judgment was awarded to MVCI against AnA and one of two of AnA’s managing partners. It is highly unlikely that MVCI will ever see any portion of the awarded damages due to AnA having ceased operations.

(4)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted.

(5)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(6)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003 for mutual consideration, J&D and MVCI entered into a settlement agreement whereby the two parties dismiss their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(7)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Complaint seeks (i) injunctive relief compelling a Special Meeting of Shareholders to remove all of the Company’s Directors for cause, (ii) the election of a new Board of Directors, (iii) to compel the Company to enact amended and restated Bylaws, (iv) monetary damages in an undisclosed amount, (v) recovery of interest, fees and costs, and (vi) such other relief as the District Court may deem appropriate.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock was listed on the Nasdaq National Market from October 1995 to August 2001. In August 2001, the Company’s securities were transferred to the Nasdaq SmallCap Market and are traded under the symbol “MVCO”. The following table represents the high and low closing prices for the Company’s Common Stock on the Nasdaq SmallCap Market and the Nasdaq National Market.

	2002		2001

	High	Low	High	Low

First Quarter	$1.95	$1.66	$3.36	$2.31
Second Quarter	1.70	0.95	2.81	1.81
Third Quarter	1.25	0.75	2.54	1.95
Fourth Quarter	0.92	0.72	2.17	1.93

Holder of Record

     As of March 14, 2003, there were 446 record and beneficial owners of the Company’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plan

     The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of Meadow Valley Corporation are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued upon	Weighted-Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities Reflected
	Outstanding Options	Outstanding Options	in Column (a))

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	744,025	4.46	455,975
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	744,025	4.46	455,975

     See Note 18 to the Consolidated Financial Statements for information regarding the material features of the above plan. The plan provides that the number of shares with respect to which options may be granted, and the number of shares of Common Stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a dividend on Common Stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 6. Selected Financial Data

	Years Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenue	$151,047,268	$174,063,148	$163,573,258	$210,002,272	$187,036,077
Gross profit	7,531,597	4,658,361	4,638,155	9,931,446	9,444,231
Income (loss) from operations	932,657	(3,404,262)	(2,139,685)	3,260,411	3,084,983
Interest Expense	441,585	485,937	250,996	209,872	435,358
Income (loss) from continuing operations before income taxes	936,770	(3,192,562)	(1,859,447)	3,930,586	3,592,019
Net income (loss) from continuing operations	738,141	(2,523,931)	(1,574,586)	2,340,106	2,169,579
Discontinued Operations:
Loss from discontinued operations (1)	—	—	—	—	(635,246)
Estimated loss on disposal of net assets of discontinued operations (2)	—	—	—	—	(1,950,000)
Net income (loss)	738,141	(2,523,931)	(1,574,586)	2,340,106	(415,667)
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.21	$(0.71)	$(0.44)	$0.67	$0.60
Loss from discontinued operations	—	—	—	—	(0.18)
Estimated loss on disposal of net assets of discontinued operations	—	—	—	—	(0.54)
Basic net income (loss) per common share	$0.21	$(0.71)	$(0.44)	$0.67	$(0.12)
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.21	$(0.71)	$(0.44)	$0.66	$0.60
Loss from discontinued operations	—	—	—	—	(0.17)
Estimated loss on disposal of net assets of discontinued operations	—	—	—	—	(0.54)
Diluted net income (loss) per common share	$0.21	$(0.71)	$(0.44)	$0.66	$(0.11)
Basic weighted average common shares outstanding	3,559,938	3,559,938	3,549,458	3,518,510	3,601,250
Diluted weighted average common shares outstanding	3,559,938	3,559,938	3,549,458	3,529,705	3,644,651
Financial Position Data:
Working capital	$805,159	$(1,194,786)	$4,946,174	$5,780,599	$5,760,414
Total assets	55,538,096	60,191,119	55,386,030	58,554,822	49,297,063
Long-term debt	11,132,310	12,448,674	11,278,148	7,121,634	5,977,643
Stockholders’ equity	11,452,447	10,714,306	13,238,237	14,812,823	12,472,717

(1)	Includes the net income tax benefit of $423,497 for the year ended December 31, 1998 for the discontinued operations of Prestressed Products Incorporated.

(2)	Estimated loss on disposal of net assets of Prestressed Products Incorporated (net of income tax benefit of $1,300,000), including $1,350,000 for operating losses during the phase-out period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company’s periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

     The financial performance of fiscal year 2002 was a considerable improvement over the prior two years. The improvement is attributable to two primary factors. First, Ready Mix Inc. had their best year ever and the expansion plans that contributed to losses in 2000 and 2001 produced increased revenue and increased profit on much-improved margins. RMI revenue has grown 148% since year-end 1999. Second, highway contracts on which claims have been filed were completed prior to 2002 and did not have any additional material losses in 2002.

     During the year, considerable progress was achieved in progressing the claims through the mandatory claim review process. For the five projects in dispute with the New Mexico State Highway and Transportation Department (“NMSHTD”), all but one have now been heard by the State Claims Review Board (“Review Board”), the third and final step in the administrative review process required before a contractor would resort to litigation. The fifth New Mexico project will go before the Review Board in April 2003. At any point in the review process, or even after litigation may be initiated, it is possible that the Company and the NMSHTD may seek to open settlement discussions. The Clark County, Nevada claim is scheduled to be heard by a three-member arbitration panel in the fall of 2003 and it is conceivable that the binding arbitration will be completed before year-end.

     Non-payment of claim costs has been the primary cause for the Company’s decreased working capital and weakened financial condition, which in turn, has decreased the Company’s bonding capacity. Due to the Company’s bonding capacity constraint the Company’s backlog at December 31, 2002 of $68.7 million declined from the preceding year’s $76.0 million. The decreased bonding capacity continues to limit the Company’s ability to bid on contracts for which the Company would historically compete. These circumstances create a very real challenge to maintain, let alone increase, backlog. Company management continually looks at all reasonable and available options to improve cash balances and working capital, including the sale or disposition of assets, cost cutting and containment, personnel reductions, financing alternatives or attracting capital. To the degree that the Company succeeds in that effort, bonding capacity may improve.

Results of Operations

     The following table sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,

	2002	2001	2000

Revenue	100.00%	100.00%	100.00%
Cost of revenue	95.01	97.32	97.16
Gross profit	4.99	2.68	2.84
General and administrative expenses	4.37	4.63	4.14
Income (loss) from operations	0.62	(1.96)	(1.30)
Interest income	0.10	0.18	0.40
Interest expense	(.29)	(.28)	(.15)
Other income (expense)	0.19	0.22	(.07)
Net income (loss)	0.49	(1.45)	(.96)

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     Revenue and Backlog. Revenue decreased 13.2% to $151.0 million for the year ended December 31, 2002 (2002) from $174.1 million for the year ended December 31, 2001 (2001). The decrease was the result of a $28.9 million decrease in construction service revenue offset by a $5.8 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates. Backlog decreased to $68.7 million at December 31, 2002 compared to $76.0 million at December 31, 2001. Revenue is impacted in any one period by the backlog at the beginning of the period. Because so much of the Company’s business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that the Company bids on and wins. Bid bonds provided by the Company’s surety company are required on most of the contracts that the Company bids, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by the Company. Recent limitations to the Company’s surety credit have contributed to the Company’s declining backlog. Surety credit limits may be improved as the Company’s financial performance improves, but there can be no assurance that surety credit will improve as there also exist insurance industry and individual insurance company dynamics that are unrelated to the Company’s performance.

     Gross Profit. Consolidated gross profit increased to $7.5 million for 2002 from $4.7 million for 2001 and consolidated gross margin, as a percent of revenue, increased to 4.99% in 2002 from 2.68% in 2001. Gross profit from construction services increased to $3.6 million in 2002 from $3.1 million in 2001 and the gross profit margin increased to 3.19% from 2.15% in the respective periods. The increase in the construction services gross profit margin was the result of reductions in costs related to claims and costs overruns on certain projects and by increased profit recognition related to several projects nearing completion at December 31, 2002. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from construction materials increased to $3.9 million in 2002 from $1.6 million in 2001 and the gross profit margin increased to 10.6% from 5.13% in the respective periods. The improved performance for the construction materials segment during 2002 is the result of a 19.0% increase in revenue from 2001 that resulted from the expansion of the construction materials operations.

     General and Administrative Expenses. General and administrative expenses decreased to $6.60 million for 2002 from $8.06 million for 2001. The decrease resulted primarily from the Company recording an impairment loss of goodwill in the amount of $1.4 million during 2001 and no impairment loss of goodwill during 2002, a $.6 million decrease in administrative salaries, wages and related payroll taxes, and a $.1 million decrease in administrative vehicle expense, offset by a $.3 million increase in various employee incentive plans, a $.5 million increase in legal fees.

     Interest Income and Expense. Interest income for 2002 decreased to $.2 million from $.3 million for 2001 resulting primarily from a decrease in invested cash reserves. Interest expense decreased for 2002 to $.4 million from $.5 million for 2001, due primarily to the lower variable interest rate on the LOC in 2002 compared to the variable interest rate in 2001.

     Net Income (loss). Net income was $.7 million for 2002 as compared to a net loss of $2.5 million for 2001. The increase from a net loss to a net income was the result primarily of the Company’s ability to increase gross profits and to decrease in general and administrative expenses, offset by a net reduction in other income (expense).

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

     Revenue and Backlog. Revenue increased 6.4% to $174.1 million for the year ended December 31, 2001 (2001) from $163.6 million for the year ended December 31, 2000 (2000). The increase was the result of a $12.0 million increase in revenue generated from construction materials production and manufacturing sold to non-affiliates offset by a $1.5 million decrease in construction services revenue. Backlog increased to $76.0 million at December 31, 2001 compared to $75.0 million at December 31, 2000. Revenue is impacted in any one period by the backlog at the beginning of the period.

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

     The following table sets forth, for the periods presented, certain items from the Statements of Cash Flows of the Company.

	For the Years Ended December 31,

	2002	2001	2000

Cash Provided By (Used in) Operating Activities	$2,953,781	$94,449	$(3,031,916)
Cash Provided By (Used in) Investing Activities	1,619,844	1,124,921	(1,662,667)
Cash Provided By (Used in) Financing activities	(3,512,596)	(813,462)	339,692

     Cash provided by operating activities during 2002 amounted to $2.95 million, primarily the result of a decrease in accounts receivable of $.4 million, decrease in costs in excess of billings of $3.8 million, a decrease in inventory, net of $1.4 million, decrease in net deferred taxes of $.5 million, an increase in accrued liabilities of $1.9 million, depreciation and amortization of $2.8 million, and a net income of $.7 million, offset by, an increase in claims receivable of $2.4 million, a decrease in billings in excess of costs of $.9 million, decrease in accounts payable of $7.1 million and a decrease in allowance for doubtful accounts of $.3 million.

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

     Cash provided by investing activities during 2002 amounted to $1.6 million related primarily to the proceeds from the sale of property and equipment in the amount of $1.6 million, a decrease in restricted cash of $.7 million and the proceeds from the sale of mineral rights and pit development of $.5 million, offset by the purchase of property and equipment of $.5 million and the purchase of land held for sale of $.7 million.

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

     Cash used in financing activities during 2002 amounted to $3.5 million related primarily to repayment of notes payable and capital lease obligations in the amount of $4.1 million, offset by the proceeds received from a note payable in the amount of $.6 million.

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

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage of completion accounting method, our allowance for doubtful accounts and the allowance for obsolete inventory. The revenue recognition and cost estimation accounting method is applied by our Construction Services Operations to heavy construction projects executed under multi-year contracts with various customers. Approximately 76%, 82% and 88% of total net revenue was recognized under the percentage of completion method of accounting during 2002, 2001 and 2000, respectively.

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

     We are also required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of the past due balances. Our provision for bad debts during the years ended December 31, 2002 and 2001 amounted to $287,333 and $562,412, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated.

     In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At December 31, 2002 and 2001, inventories of $2,103,100 and $3,365,750 respectively, are net of reserves of $1,000,000 and $0 respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions.

Summary of Contractual Obligations and Commercial Commitments

     Contractual obligations at December 31, 2002, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period

		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$5,680,807	$3,424,209	$2,151,748	$104,850	$—
Capital Lease Obligations	3,174,732	1,110,505	1,649,510	414,717	—
Operating Leases	17,379,720	4,937,836	7,290,344	2,638,517	2,513,023

Total Contractual Obligations	$26,235,259	$9,472,550	$11,091,602	$3,158,084	$2,513,023

	Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 - 3	4 - 5	Over
	Committed	1 Year	Years	Years	5 Years

Other Commercial Commitments
Line of Credit	$7,000,000	$—	$3,334,202	$3,665,798	$—

Recent Accounting Pronouncements

     In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position or results of operations.

     In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

     In October 2002, FASB issued Statement No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions, An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” effective for acquisitions on or after October 1, 2002. SFAS No. 72, and FASB Interpretation No. 9, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS No. 147 is not expected to have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superceded. FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate the adoption of FIN 45 to have a material effect on its consolidated financial position or results of operations.

     In December 2002, FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 is not expected to have a material effect on the Company’s financial position or results of operations

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with the Company as a result of FIN 46.

Known and Anticipated Future Trends and Contingencies

     With continued improvement in profitability and working capital, it is anticipated that the Company’s bonding limits will increase proportionately, thereby allowing the Company to bid on and perform more and larger projects. Conversely, if the Company fails to maintain or further enhance the improving trends started in 2002, bonding capacity could decline. Any decline in bonding below existing levels would require significant reorganization of personnel and resources.

     The Company believes that government, at all levels, will continue to be the primary source of funding for infrastructure work. The national transportation legislation, TEA-21, established a total budget authority of $215 billion over the six-year period 1998-2003. TEA-21 ensured that tax revenue deposited into the Highway Trust Fund would be spent on transportation improvements by guaranteeing $164 billion for highways and $35 billion for transit and by further stipulating that appropriators can spend trust fund dollars only on transportation. Annual spending authorizations under TEA-21 have been consistent with anticipated levels, however, a component of the TEA-21 legislation called Revenue Aligned Budget Authority (“RABA”), may increase or decrease funding proportionate to tax proceeds increases or decreases. Just months ago, declines in tax revenues, due to the recent recession, created a downward adjustment in funding from the RABA component of TEA-21 and it looked as though the Bush administration was going to cut highway funding by approximately $5 billion from 2002 to 2003. Debate over highway funding for TEA-21’s final year of 2003 appears to be reaching a close and it appears that the 2003 funding level will rest somewhere between the $31.8 billion approved by the U.S. Senate or the $27.7 billion supported by the House. Interim resolutions (until final spending authorization is passed) have allowed funding to continue at the 2002 annual rate of $31.8 billion. Over the next few months until funding authority is finalized, State Departments of Transportation may not let as many contracts until they are fully aware of the funding available to them.

     The competitive bidding process will continue to be the dominant method for determining contract award. However, other innovative bidding methods will be tried and may gain favor, namely “A Plus B” contracts, where the bidders’ proposals are selected on both price and scheduling criteria. Design-build projects are becoming more common and are likely to increase in frequency. Design-build projects also tend to be of more worth to the owner when the contract size is substantial, usually $50 million or more.

     In light of the rising needs for infrastructure work throughout the nation and the tendency of the current needs to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought. Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards. There is also a trend toward local and state legislation regulating growth and urban sprawl. The passage of such legislation and the degree of growth limits imposed by it could dramatically affect the nature of the Company’s markets.

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

     Interest Rate Risk – From time to time the Company temporarily invests its excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company’s management monitors risk exposure to monies invested in securities in its financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk exposure for changes in interest rates relates to the Company’s long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

     The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2002. Assuming a 100 basis point increase in the prime interest rate at December 31, 2002 the potential increase in the fair value of the Company’s debt obligations would have been approximately $76,000 at December 31, 2002. See notes 9 and 10 in the accompanying consolidated financial statement.

Item 8. Financial Statements and Supplementary Data

     The Company’s Consolidated Financial Statements are indexed on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information on directors and executive officers of the Company will be included under the caption “Directors and Executive Officers” of the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2002, which is hereby incorporated by reference.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Earle May, one of the Company’s directors, failed to timely file Forms 4 with the U.S. Securities and Exchange Commission covering four transactions made by him in the Company’s common stock purchase warrants occurring over a five-day period in December 2002. All of these transactions were reported by Mr. May in December 2002.

Item 11. Executive Compensation

     Information on executive compensation will be included under the caption “Compensation of Executive Officers” of the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2002, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information on beneficial ownership of the Company’s voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption “Beneficial Ownership of the Company’s Securities” of the Company’s definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 2002, which is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption “Certain Relationships and Related Transactions” and “Information Regarding Indebtedness of Management to the Company” of the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2002, which is hereby incorporated by reference.

Item 14. Controls and Procedures

     The Company’s Chief Executive Officer and its Principal Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements
See Item 8 of Part II hereof.

(a)(2)	Financial Statement Schedules
The schedules specified under Regulation S-X are either not applicable or immaterial to the Company’s consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

(b)	Reports on Form 8-K
The Company filed a Form 8-K during the fourth quarter ended December 31, 2002.

(c)	Exhibits

Exhibit
No.	Title

1.01	Form of Underwriting Agreement with Spelman & Co., Inc (1)
1.02	Form of Selected Dealer Agreement (1)
1.03	Form of Representatives' Warrant (1)
1.04	Consulting Agreement with the Representative (1)
1.05	Form of Amended Underwriting Agreement (Spelman & Co., Inc.) (1)
1.06	Form of Amended Representatives' Warrant (Spelman & Co., Inc.) (1)
1.07	Form of Underwriting Agreement (H D Brous & Co., Inc.) (1)
1.08	Form of Selected Dealer Agreement (H D Brous & Co., Inc.) (1)
1.09	Form of Representatives' Unit Warrant ( H D Brous & Co., Inc.) (1)
1.10	Warrant Agreement (1)
1.11	Agreement Among Underwriters (1)
1.12	Form of Underwriting Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
1.13	Form of Agreement Among Underwriters (H D Brous & Co., Inc. and Neidiger/Tucker/
Bruner, Inc.) (1)
1.14	Form of Selected Dealer Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
1.15	Form of Representatives' Warrant Agreement, including Form of Representatives' Warrant
(H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)
3.02	Bylaws of the Registrant (1)
3.03	Bylaws of the Registrant Effective October 20, 1995 (1)
3.04	Bylaws of the Registrant Effective April 28, 1997 (13)
5.01	Opinion of Gary A. Agron, regarding legality of the Common Stock (includes Consent) (1)
5.02	Opinion of Gary A. Agron, regarding legality of the Units, Common Stock and Warrants (1)
10.01	Incentive Stock Option Plan (1)
10.02	Office lease of the Registrant (1)
10.03	Office lease of the Registrant (1)
10.04	Contract between the State of Arizona and the Registrant dated October 22, 1993 (1)
10.05	Surety Bond between the Registrant and St. Paul Fire & Marine Insurance Company (1)
10.06	Surety Bond between the Registrant and United States Fidelity and Guaranty Company (1)
10.07	Contract between Clark County, Nevada and the Registrant dated October 6, 1992 (1)
10.08	Surety Bond between the Registrant and St. Paul Fire and Marine Insurance Company (1)
10.09	Agreement between Salt Lake City Corporation and the Registrant dated May 5, 1993 (1)

Exhibit
No.	Title

10.10	Contract between Clark County, Nevada and the Registrant dated July 21, 1993 (1)
10.11	Contract between Clark County, Nevada and the Registrant dated August 17, 1993 (1)
10.12	Promissory Note executed by Robert C. Lewis and Richard C. Lewis (1)
10.13	Promissory Note executed by Moapa Developers, Inc. (1)
10.14	Promissory Note executed by Paul R. Lewis (1)
10.15	Contract between Clark County, Nevada and the Registrant dated September 7, 1993 (1)
10.16	Agreement between Salt Lake City Corporation and the Registrant dated February 11, 1994 (1)
10.17	Contract between Northwest/Cheyenne Joint Venture and the Registrant dated March 16, 1994 (1)
10.18	Contract between Clark County, Nevada and the Registrant dated April 5, 1994 (1)
10.19	Statutory Payment Bond dated September 8, 1994 (1)
10.20	Employment Agreement with Mr. Lewis (1)
10.21	Employment Agreement with Mr. Black (1)
10.22	Employment Agreement with Mr. Terril (1)
10.23	Employment Agreement with Mr. Nelson (1)
10.24	Employment Agreement with Ms. Danley (1)
10.25	Employment Agreement with Mr. Jessop (1)
10.26	Employment Agreement with Mr. Larson (1)
10.27	Stock Purchase Agreement (1)
10.28	Form of Lockup Letter (1)
10.29	Revolving Credit Loan Agreement (1)
10.30	Contract Award Notification - Arizona Department of Transportation (1)
10.31	Contract Award Notification - McCarran International Airport (1)
10.32	Contract Award Notification - City of Henderson (1)
10.33	Contract between Registrant and Arizona Department of Transportation (1)
10.34	Contract between Registrant and Arizona Department of Transportation (1)
10.35	Office Lease of the Registrant (1)
10.36	Contract between Registrant and Arizona Department of Transportation (2)
10.37	Contract Award Notification - Clark County (2)
10.38	Joint Venture Agreement (2)
10.39	Employment Agreement with Mr. Grasmick (2)
10.40	Contract between Registrant and Clark County , Nevada (2)
10.41	Contract between Registrant and Clark County , Nevada (2)
10.42	Contract between Registrant and Utah Department of Transportation (2)
10.43	Contract between Registrant and Arizona Department of Transportation (2)
10.44	Promissory Note executed by Nevada State Bank (2)
10.45	Escrow Settlement Documents and related Promissory Note (2)
10.46	Conveyor Sales Contract and Security Agreement (2)
10.47	CAT Financial Installment Sale Contract (2)
10.48	Second and Third Amendments to Office Lease of Registrant (2)
10.49	Lease Agreement with US Bancorp (2)
10.50	Lease Agreement with CIT Group (2)
10.51	CAT Financial Installment Sale Contract (3)
10.52	CAT Financial Installment Sale Contract (3)
10.53	CAT Financial Installment Sale Contract (3)
10.54	CAT Financial Installment Sale Contract (3)
10.55	CAT Financial Installment Sale Contract (3)

Exhibit
No.	Title

10.56	Escrow Settlement Documents (3)
10.57	Promissory Note executed by General Electric Capital Corporation (3)
10.58	Promissory Note executed by General Electric Capital Corporation (3)
10.59	Promissory Note executed by General Electric Capital Corporation (3)
10.60	Promissory Note executed by General Electric Capital Corporation (3)
10.61	Promissory Note executed by Nevada State Bank (3)
10.62	KDC Sales Contract (3)
10.63	Lease Agreement with CIT (3)
10.64	Lease Agreement with CIT (3)
10.65	Contract between Registrant and Utah Department of Transportation (3)
10.66	Contract between Registrant and Clark County, Nevada (3)
10.67	Contract between Registrant and New Mexico State Highway and Transportation Department (3)
10.68	Contract between Registrant and Salt Lake City Corporation (3)
10.69	Contract between Registrant and Utah Department of Transportation (3)
10.70	Contract between Registrant and Arizona Department of Transportation (3)
10.71	Contract between Registrant and Nevada Department of Transportation (3)
10.72	Employment and Indemnification Agreements with Mr. Nelson (3)
10.73	Employment and Indemnification Agreements with Mr. Terril (3)
10.74	Employment and Indemnification Agreements with Mr. Lewis (3)
10.75	Employment and Indemnification Agreements with Mr. Larson (3)
10.76	Employment and Indemnification Agreements with Mr. Burnell (3)
10.77	Lease Agreement with Banc One Leasing Corp. (4)
10.78	Lease Agreement with Banc One Leasing Corp. (4)
10.79	Lease Agreement with Banc One Leasing Corp. (4)
10.80	Lease Agreement with US Bancorp (4)
10.81	Security Agreement with Associates Commercial Corporation (4)
10.82	Lease Agreement with Caterpillar Financial Services (4)
10.83	Contract between Registrant and Clark County, Nevada (4)
10.84	Contract between Registrant and Arizona Department of Transportation (4)
10.85	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.86	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.87	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.88	Joint Venture Agreement between Registrant and R.E. Monks Construction Co. (4)
10.89	Contract between Meadow Valley Contractors, Inc./R.E. Monks Construction Co. (JV) and the
Arizona Department of Transportation (4)
10.90	Contract between the Registrant and Utah Department of Transportation (4)
10.91	Contract between the Registrant and Clark County, Nevada (4)
10.92	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (4)
10.93	Employment Agreement with Mr. Larson (4)
10.94	Lease Agreement between the Registrant and Ken Nosker (4)
10.95	Promissory Note executed by General Electric Capital Corporation (5)
10.96	Promissory Note executed by General Electric Capital Corporation (5)
10.97	Promissory Note executed by John Deere Construction Equipment Company (5)
10.98	Promissory Note executed by John Deere Construction Equipment Company (5)
10.99	Transfer and Assumption Agreement executed by Associates Leasing, Inc. (5)
10.100	Lease Agreement with Banc One Leasing Corp. (5)
10.101	Lease Agreement with Caterpillar Financial Services (5)

Exhibit
No.	Title

10.102	Lease Agreement with Trinity Capital Corporation (5)
10.103	Lease Agreement with Banc One Leasing Corp. (5)
10.104	Wheeler Machinery Co. Installment Sale Contract (5)
10.105	Wheeler Machinery Co. Installment Sale Contract (5)
10.106	Bank One, Arizona Restated Revolving Line of Credit Note (5)
10.107	Promissory Note executed by General Electric Capital Corporation (5)
10.108	Employment Agreement with Mr. Larson (5)
10.109	Lease Agreement with Banc One Leasing Corp. (5)
10.110	Master Lease Agreement with Banc One Leasing Corp. (5)
10.111	Contract between Registrant and Arizona Department of Transportation (5)
10.112	Contract between Registrant and Arizona Department of Transportation (5)
10.113	Contract between Registrant and Utah Department of Transportation (5)
10.114	Contract between Registrant and Flood Control District of Maricopa County (5)
10.115	Contract between Registrant and Johnson and Danley Construction Co., Inc. (5)
10.116	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.117	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.118	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.119	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.120	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.121	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.122	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.123	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.124	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.125	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.126	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.127	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.128	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.129	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.130	Office lease of the Registrant (6)
10.131	Transfer and Assumption Agreement with Caterpillar Financial Services Corporation (6)
10.132	Installment Sale Contract with Caterpillar Financial Services Corporation (6)
10.133	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (6)
10.134	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver
Mining Company (6)
10.135	Security Agreement with John Deere Construction Equipment Company (6)
10.136	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.137	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.138	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.139	Security Agreement with Associates Leasing, Inc. (6)
10.140	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.141	Lease Agreement with Banc One Leasing Corporation (6)
10.142	Office lease of the Registrant (6)
10.143	Security Agreement with John Deere Construction Equipment Company (6)
10.144	Contract between Registrant and Nevada Department of Transportation (6)
10.145	Contract between Registrant and Arizona Department of Transportation (6)
10.146	Joint Venture Agreement between Registrant and R.E. Monks Construction Co., LLC (6)
10.147	Contract between Registrant and Nevada Department of Transportation (6)

Exhibit
No.	Title

10.148	Installment Sale Contract with Caterpillar Financial Services Corporation (7)
10.149	Lease Agreement with Associates Leasing, Inc. (8)
10.150	Lease Agreement with M&I First National Leasing Corp. (8)
10.151	Lease Agreement with Trinity Capital Corporation (8)
10.152	Security Agreement with FCC Equipment Financing, Inc. (9)
10.153	Lease Agreement with CitiCapital (9)
10.154	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment
Financing, Inc. (9)
10.155	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (9)
10.156	Lease Agreement with Thomas Mining, LLC (9)
10.157	Employment Agreement with Mr. Kiesel (9)
10.158	Security Agreement with Volvo Commercial Finance LLC The Americas (9)
10.159	Letter of Intent with RMI Enterprises, LLC (12)
10.160	Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.161	Lease Agreement with Associates Leasing, Inc. (13)
10.162	Office Lease Agreement (13)
10.163	Lease Agreement with Caterpillar Financial Services Corporation (13)
10.164	Security Agreement with John Deere Construction Equipment & Forestry Company (13)
10.165	Lease Extension with U.S. Bancorp Leasing & Financial (13)
10.166	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.167	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.168	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The
CIT Group/Equipment Financing, Inc. (13)
10.169	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.170	Indemnification Agreement with Robert R. Morris (13)
10.171	Indemnification Agreement with Nicole R. Smith (13)
10.172	Indemnification Agreement with Alan A. Terril (13)
10.173	Indemnification Agreement with Bradley E. Larson (13)
10.174	Indemnification Agreement with Kenneth D. Nelson (13)
10.175	Installment Sale Contract with Caterpillar Financial Services Corporation (13)
10.176	Contract between Registrant and Clark County, Nevada (13)
10.177	Contract between Registrant and U.S. Army Corp of Engineers (13)
10.178	Contract between Registrant and Utah Department of Transportation (13)
10.179	Contract between Registrant and Clark County, Nevada (13)
10.180	Contract between Registrant and Utah Department of Transportation (13)
10.181	Contract between Registrant and Clark County, Nevada (13)
10.182	Lease Extension with The CIT Group/Equipment Financing, Inc. (13)
10.183	Asset Purchase Agreement between United Metro Materials Inc. and the Registrant (13)
10.184	Engagement Letter with AMG Financing Capital, Inc. (13)
10.185	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The
CIT Group/Equipment Financing, Inc. (13)
10.186	Notice of Termination of Non-Binding Letter of Intent with RMI Enterprises, LLC (13)
10.187	Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital
Inc. (14)
10.188	Amendment No. 1 to Security Agreement with Key Equipment Finance, a Division of Key
Corporate Capital Inc. (15)

Exhibit
No.	Title

10.189	Employment Agreement with Robert DeRuiter (15)
10.190	Addendum to Employment Contracts for Brad Larson, Ken Nelson, Ron Lewis and Alan
Terril (15)
10.191	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance
Company (15)
10.192	Security Agreement with The CIT Group/Equipment Financing, Inc. (15)
10.193	Office Lease Agreement (16)
10.194	Lease Agreement with The CIT Group/Equipment Financing, Inc. (16)
10.195	Security Agreement with Astec Financial Services, Inc. (16)
10.196	Security Agreement with Cananwill, Inc. (16)
10.197	Security Agreement with Astec Financial Services, Inc. (16)
10.198	Security Agreement with Caterpillar Financial Services Corporation (16)
10.199	Security Agreement with Deere Credit, Inc. (16)
10.200	Promissory Note executed by Nevada State Bank (16)
10.201	Employment Agreement with Nicole R. Smith (16)
10.202	Employment Agreement with Robert Morris (16)
10.203	Employment Agreement with Robert Bottcher (16)
10.204	Employment Agreement with Robert Terril (16)
10.205	Employment Agreement with Sam Grasmick (16)
10.206	Purchase Agreement with Nevada Title Company (16)
10.207	Security Agreement with The CIT Group/Equipment Financing, Inc. (16)
10.208	Contract between Registrant and Arizona Department of Transportation
10.209	Contract between Registrant and City of Phoenix
10.210	Contract between Registrant and Arizona Department of Transportation
10.211	Contract between Registrant and Federal Highway Administration
10.212	Contract between Registrant and Arizona Department of Transportation
10.213	Contract between Registrant and Utah Department of Transportation
10.214	Contract between Registrant and Arizona Department of Transportation
10.215	Agreement with Fisher Sand and Gravel Co. to act as the Company's co-indemnitor
10.216	Contract between Registrant and City of North Las Vegas
10.217	Renewal and Amendment of Amended and Restated Revolving Loan
Agreement with The CIT Group/Equipment Financing, Inc.
10.218	Renewal and Amendment of Revolving Loan Agreement
with The CIT Group/Equipment Financing, Inc.
10.219	Lease Agreement with Oshkosh/McNeilus
10.220	Security Agreement with Wagner Equipment Co.
10.221	Security Agreement with Wagner Equipment Co.
10.222	Sales Agreement with Conde Del Mar Properties, L.L.C.
10.223	Notice of Assignment of Security Agreement from Astec Financial Services to the CIT Group/Equipment Financing, Inc.
10.224	Notice of Assignment of Security Agreement from Astec Financial Services to the CIT Group/Equipment Financing, Inc.
10.225	Notice of Assignment of Lease Agreement from The CIT Group/
Equipment Financing, Inc. to General Electric Capital Corporation

Exhibit
No.	Title

10.226	Notice of Assignment of Lease Agreement from The CIT Group/
Equipment Financing, Inc. to General Electric Capital Corporation
10.227	Employment Agreement with Bradley E. Larson
10.228	Employment Agreement with Kenneth D. Nelson
10.229	Employment Agreement with Alan A. Terril
10.230	Indemnification Agreement with Clint Tryon
16.01	Letter re: Change in Certifying Accountant (1)
21.01	Subsidiaries of the Registrant (1)
23.01	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.02	Consent of Semple & Cooper (Meadow Valley Corporation) (1)
23.03	Consent of Gary A. Agron, Esq. (See 5.01, above) (1)
23.04	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.05	Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
23.06	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.07	Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
23.08	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.09	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley
Contractors, Inc.) (1)
23.10	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.11	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley
Contractors, Inc.) (1)
23.12	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.13	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley
Contractors, Inc.) (1)
23.14	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.15	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley
Contractors, Inc.) (1)
99.1	Civil complaint by Silver State Materials Corp., et. al. vs. Meadow Valley
Corporation, et. al. (10)
99.2	Exhibits to civil complaint by Silver State Materials Corp., et. al. vs. Meadow Valley
Corporation, et. al. (11)
99.3	Press release by Meadow Valley Corporation to sell its Ready Mix Subsidiary (12)
99.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley
E. Larson (15)
99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Nicole R.
Smith (15)
99.6	Nasdaq Listing Qualifications warning (15)
99.7	Nasdaq Listing Qualifications compliance (16)
99.8	Nasdaq Listing Qualifications warning (16)
99.9	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley
E. Larson (16)
99.10	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon (16)
99.11	Nasdaq Listing Qualifications warning (16)
99.12	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson
99.13	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon
99.14	Nasdaq Listing Qualifications compliance

Exhibit
No.	Title

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995
(2)	Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-K
(3)	Incorporated by reference to the Company's December 31, 1997 Annual Report on Form 10-K
(4)	Incorporated by reference to the Company's December 31, 1998 Annual Report on Form 10-K
(5)	Incorporated by reference to the Company's December 31, 1999 Annual Report on Form 10-K
(6)	Incorporated by reference to the Company's December 31, 2000 Annual Report on Form 10-K
(7)	Incorporated by reference to the Company's March 31, 2001 Form 10-Q
(8)	Incorporated by reference to the Company's June 30, 2001 Form 10-Q
(9)	Incorporated by reference to the Company's September 30, 2001 Form 10-Q
(10)	Incorporated by reference to the Company's November 20, 2001 Form 8-K
(11)	Incorporated by reference to the Company's November 20, 2001 Form 8-K/A
(12)	Incorporated by reference to the Company's February 14, 2002 Form 8-K
(13)	Incorporated by reference to the Company's December 31, 2001 Annual Report on Form 10-K
(14)	Incorporated by reference to the Company's March 31, 2002 Form 10-Q
(15)	Incorporated by reference to the Company's June 30, 2002 Form 10-Q
(16)	Incorporated by reference to the Company's September 30, 2002 Form 10-Q

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION

/s/ Bradley E. Larson Bradley E. Larson President and Chief Executive Officer Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson Bradley E. Larson Director, President and Chief Executive Officer Date: March 28, 2003	/s/ Earle C. May Earle C. May Director Date: March 28, 2003

/s/ Kenneth D. Nelson Kenneth D. Nelson Director, Chief Administrative Officer and Vice President Date: March 28, 2003	/s/ Alan A. Terril Alan A. Terril Director, Vice President and Chief Operating Officer Date: March 28, 2003

/s/ Charles E. Cowan Charles E. Cowan Director Date: March 28, 2003	/s/ Gary A. Agron Gary A. Agron Director Date: March 28, 2003

/s/Charles R. Norton Charles R. Norton Director Date: March 28, 2003	/s/ Clint Tryon Clint Tryon Treasurer, Secretary and Principal Accounting Officer Date: March 28, 2003

BDO	BDO Seidman, LLP Accountants and Consultants	1900 Avenue of the Stars, 11thFloor Los Angeles, California 90067 Telephone: (310) 557-0300 Fax: (310) 557-1777

Report of Independent Certified Public Accountants

Board of Directors
Meadow Valley Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meadow Valley Corporation and Subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

\s\ BDO Seidman, LLP

Los Angeles, California March 7, 2003

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

Assets (Note 10):
Current Assets:
Cash and cash equivalents (Notes 1 and 2)	$3,289,535	$2,228,506
Restricted cash (Notes 1, 2 and 17)	1,681,361	2,401,548
Accounts receivable, net (Notes 1, 3, 11, 15 and 17)	21,203,373	21,377,904
Claims Receivable (Notes 1 and 15)	387,878	—
Prepaid expenses and other	1,573,614	404,780
Inventory, net (Note 1)	2,103,100	3,365,750
Land held for sale (Note 5)	711,531	—
Costs and estimated earnings in excess of billings on uncompleted contracts (Notes 1 and 4)	1,543,061	5,294,054

Total Current Assets	32,493,453	35,072,542
Property and equipment, net (Notes 1, 6, 9, and 13)	14,555,646	15,267,791
Assets held for sale (Note 1)	—	3,213,484
Refundable deposits	50,604	55,110
Goodwill, net (Note 1)	—	—
Mineral rights and pit development, net	445,063	533,608
Claims receivable (Notes 1, 4 and 15)	7,961,107	5,968,026
Other assets	32,223	80,558

Total Assets	$55,538,096	$60,191,119

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable (Notes 7 and 11)	$19,912,516	$27,025,984
Accrued liabilities (Notes 8 and 11)	3,697,111	1,811,998
Notes payable (Note 9)	3,424,209	1,685,634
Obligations under capital leases (Note 13)	921,306	1,118,055
Billings in excess of costs and estimated earnings on uncompleted contracts (Notes 1 and 4)	3,733,152	4,625,657

Total Current Liabilities	31,688,294	36,267,328
Deferred tax liability (Notes 1 and 12)	1,265,045	760,811
Notes payable, less current portion (Notes 9 and 10)	9,256,598	9,484,479
Obligations under capital leases, less current portion (Note 13)	1,875,712	2,964,195

Total Liabilities	44,085,649	49,476,813

Commitments and contingencies (Notes 10, 11, 13 and 15)
Stockholders’ Equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding (Note 14)	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,559,938 issued and outstanding (Notes 14 and 18)	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	1,304,424	566,283

Total Stockholders’ Equity	11,452,447	10,714,306

Total Liabilities and Stockholders’ Equity	$55,538,096	$60,191,119

The Accompanying Notes are an Integral Part of the Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2002	2001	2000

Revenue (Notes 11 and 17)	$151,047,268	$174,063,148	$163,573,258
Cost of revenue (Note 11)	143,515,671	169,404,787	158,935,103

Gross profit	7,531,597	4,658,361	4,638,155
General and administrative expenses (Notes 1 and 11)	6,598,940	8,062,623	6,777,840

Income (loss) from operations	932,657	(3,404,262)	(2,139,685)

Other income (expense):
Interest income	156,836	319,797	646,480
Interest expense	(441,585)	(485,937)	(250,996)
Other income (expense)	288,862	377,840	(115,246)

	4,113	211,700	280,238

Income (loss) before income taxes	936,770	(3,192,562)	(1,859,447)
Income tax benefit (expense) (Note 12)	(198,629)	668,631	284,861

Net income (loss) (Note 18)	$738,141	$(2,523,931)	$(1,574,586)

Basic net income (loss) per common share	$0.21	$(0.71)	$(0.44)

Diluted net income (loss) per common share	$0.21	$(0.71)	$(0.44)

Basic weighted average common shares outstanding (Note 19)	3,559,938	3,559,938	3,549,458

Diluted weighted average common shares outstanding (Note 19)	3,559,938	3,559,938	3,549,458

The Accompanying Notes are an Integral Part of the Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock

	Number of
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings

Balance at January 1, 2000	3,501,250	$3,601	$10,943,569	$(799,147)	$4,664,800
Treasury stock used in funding employer retirement plan contributions	58,688
Net loss					(1,574,586)

Balance at December 31, 2000	3,559,938	3,601	10,943,569	(799,147)	3,090,214
Net loss					(2,523,931)

Balance at December 31, 2001	3,559,938	3,601	10,943,569	(799,147)	566,283

Net income					738,141

Balance at December 31, 2002	3,559,938	$3,601	$10,943,569	$(799,147)	$1,304,424

The Accompanying Notes are an Integral Part of the Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$152,229,244	$164,497,420	$164,943,635
Cash paid to suppliers and employees	(149,296,319)	(165,041,014)	(167,857,330)
Interest received	156,836	319,797	646,480
Interest paid	(441,585)	(485,937)	(250,996)
Income taxes refunded (paid)	305,605	804,183	(513,705)

Net cash provided by (used in) operating activities	2,953,781	94,449	(3,031,916)

Cash flows from investing activities:
Decrease (increase) in restricted cash	720,187	(618,543)	360,502
Proceeds from sale of property and equipment	1,573,495	2,366,242	320,039
Purchase of property and equipment	(519,894)	(510,516)	(1,625,734)
Increase in land held for sale	(711,531)	—	—
Purchase of mineral rights and pit development	—	(112,262)	(717,474)
Proceeds from sale of mineral rights and pit development	557,587	—	—

Net cash provided by (used in) investing activities	1,619,844	1,124,921	(1,662,667)

Cash flows from financing activities:
Repayment of capital lease obligations	(1,285,232)	(1,105,301)	(1,183,847)
Proceeds received from notes payable	600,000	4,182,533	6,055,556
Repayment of notes payable	(2,827,364)	(3,890,694)	(4,532,017)

Net cash provided by (used in) financing activities	(3,512,596)	(813,462)	339,692

Net increase (decrease) in cash and cash equivalents	1,061,029	405,908	(4,354,891)
Cash and cash equivalents at beginning of year	2,228,506	1,822,598	6,177,489

Cash and cash equivalents at end of year	$3,289,535	$2,228,506	$1,822,598

The Accompanying Notes are an Integral Part of the Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,

	2002	2001	2000

Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net income (loss)	$738,141	$(2,523,931)	$(1,574,586)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,816,406	2,811,042	2,681,037
(Gain) loss on sale of property and equipment	(34,025)	64,872	(106,280)
Deferred taxes, net	504,234	(638,448)	(24,566)
Allowance for doubtful accounts	(275,079)	163,193	301,895
Inventory allowance	1,000,000	—	—
Impairment of goodwill	—	1,420,704	—
Changes in Operating Assets and Liabilities:
Accounts receivable	449,610	(7,243,533)	4,657,423
Claims receivable, current	(387,878)	—	—
Prepaid expenses and other	69,126	344,928	638,042
Inventory	2,383,353	(1,198,218)	(1,071,280)
Income tax receivable	—	774,000	(774,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,750,993	4,533,955	(969,076)
Refundable deposits	4,506	121,455	(92,885)
Claims receivable, less current portion	(1,993,081)	(5,968,026)	—
Other assets	48,335	(80,558)	—
Accounts payable	(7,113,468)	9,419,871	(3,201,679)
Accrued liabilities	1,885,113	(477,700)	(1,097,622)
Billings in excess of costs and estimated earnings on uncompleted contracts	(892,505)	(1,429,157)	(2,398,339)

Net cash provided by (used in) operating activities	$2,953,781	$94,449	$(3,031,916)

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

          Liquidity:

     The Company incurred income (loss) from operations for the years ended December 31, 2002, 2001 and 2000 of $932,657, $(3,404,262) and $(2,139,685) and has provided (used) cash in operating activities of $2,953,781, $94,449 and $(3,031,916) for the years ended December 31, 2002, 2001 and 2000. In order to improve working capital, the Company executed a definitive agreement on March 22, 2002 to sell certain pit assets classified as assets held for sale at December 31, 2001 to United Metro Materials Inc. (“United Metro”). The transaction closed on May 9, 2002. The net book value of assets sold and liabilities assumed was $51,668. Proceeds from the sale totaled $3,833,760, which included payments from United Metro and refunds of certain pit and equipment costs. In connection with the transaction, United Metro also assumed $1,693,267 in future operating lease obligations resulting in a decrease of $38,216 in monthly lease payments. If sales during the twenty-four months beginning May 2002, as measured in tons of materials sold, meet or exceed a stipulated minimum amount, United Metro will pay an additional $250,000 as specified in the purchase agreement. Cash proceeds from the sale of the Prescott pit assets were primarily used to reduce subcontract, trade payables and eliminate $211,525 in debt. During 2003, the Company may also consider the disposal of other assets as a means to increase working capital. Should the Company not be able to sell other assets, or raise additional capital to generate sufficient cash flows from operations, management of the Company will need to develop alternative strategies that may ultimately impact the operations and financial condition of the Company.

          Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries MVCI and RMI. Intercompany transactions and balances have been eliminated in consolidation.

          Reclassifications:

     Certain balances as of December 31, 2001 and for the year ended December 31, 2000 have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

          Accounting Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

     Significant estimates are used when accounting for the percentage of completion and the estimated gross profit on projects in progress, allowance for doubtful accounts, inventory allowance, depreciation and amortization, accruals, taxes, contingencies and goodwill, which are discussed in the respective notes to the consolidated financial statements.

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

          Revenue and Cost Recognition (Continued):

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of December 31, 2002 and 2001, the total amount of claims that have been submitted or soon-to-be submitted was approximately $46,740,700 and $54,407,238, respectively. Of those sums, the Company’s portion of the claims total was $30,139,584 and $29,396,539 and the balance of $16,601,116 and $25,010,699 pertains to prime contractor or subcontractors’ claims. Relative to the aforementioned claims, the Company has recorded approximately $8,348,985 and $7,754,448 in cumulative claim revenue as of December 31, 2002 and 2001, to offset costs incurred to-date on the claims. In the accompanying December 31, 2002 balance sheet, claims receivable in the amount of $8,348,985 has been recorded in connection with claims filed. The claim receivable is comprised of a long-term portion of $7,961,107 and a current portion of $387,878. In addition, the Company also recorded approximately $126,860 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $8,475,845, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $8,475,845, net of professional fees, will increase income.

     The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

          Cash and Cash Equivalents:

     The Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.

          Restricted Cash:

     At December 31, 2002 and 2001, funds in the amount of $1,681,361 and $2,401,548, respectively, were held in trust, in lieu of retention, on certain of the Company’s construction contracts and will be released to the Company after the contracts are completed.

          Accounts Receivable, net:

     Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress as well as other trade and non-trade receivables.

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company’s prior history of uncollectible accounts receivable. At December 31, 2002 and 2001, the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $287,333 and $562,412, respectively. During the years ended December 31, 2002, 2001 and 2000 the Company incurred bad debt expense in the amounts of $201,089, $171,037 and $489,379, respectively.

          Inventory, net:

     Inventories, which consist primarily of raw materials, are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. At December 31, 2002, the Company had established an allowance for potentially obsolete inventory in the amount of $1,000,000.

          Property and Equipment:

     Property and equipment are recorded at cost. Depreciation charged to operations during the years ended December 31, 2002, 2001 and 2000 was $2,727,860, $2,529,281 and $2,422,470, respectively. Depreciation is provided for on the straight-line method, over the estimated useful lives. Leasehold improvements are recorded at cost and are depreciated over their estimated useful lives or the lease term, whichever is shorter.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

          Property and Equipment (Continued):

     The estimated useful lives of property and equipment are:

Plants	6-15	years
Computer equipment	5-7	years
Equipment	5-10	years
Vehicles	5	years
Office furniture and equipment	7	years
Leasehold improvements	2-10	years

     At December 31, 2002 and 2001, property and equipment with a net book value of $14,555,646 and $15,802,984, respectively, were pledged as collateral for notes payable and capital lease obligations.

          Goodwill:

     Goodwill represents the excess of the costs of acquiring Meadow Valley Contractors, Inc. over the fair value of its net assets and was being amortized on the straight-line method over twenty-five (25) years. Amortization expense charged to operations for each of the years ended December 31, 2002, 2001 and 2000 was $0, $80,029 and $80,029, respectively. Based on an analysis of the carrying value of goodwill, the Company determined that the fair value of goodwill as of December 31, 2001 was zero. Accordingly, a goodwill impairment loss of $1,420,704 was recorded in the fourth quarter of 2001 in accordance with the Statement of Financial Accounting Standard No. 121 and is included in the loss from continuing operations.

          Income Taxes:

     The Company accounts for income taxes in accordance with the Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company files consolidated tax returns with MVCI and RMI for federal and state tax reporting purposes.

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

          Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:

     The Company reviews property, plant & equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

          Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of (Continued):

     Based on an analysis of the carrying value of goodwill, the Company determined that the fair value of goodwill as of December 31, 2001 was zero. Accordingly, a goodwill impairment loss of $1,420,704 was recorded in the fourth quarter of 2001 in accordance with the Statement of Financial Accounting Standard No. 121 and is included in the loss from continuing operations.

     The Company executed a definite agreement on March 22, 2002 to sell certain pit assets of MVCI to United Metro Materials Inc. (“United Metro”). The transaction closed on May 9, 2002. The net book value of assets sold and liabilities assumed was $51,668. Proceeds from the sale totaled $3,833,760, which included payments from United Metro and refunds of certain pit and equipment costs. In connection with the transaction, United Metro also assumed $1,693,267 in future operating lease obligations resulting in a decrease of $38,216 in monthly lease payments. If sales during the twenty-four months beginning May 2002, as measured in tons of materials sold, meet or exceed a stipulated minimum amount, United Metro will pay an additional $250,000 as specified in the purchase agreement. Cash proceeds from the sale of the Prescott pit assets were primarily used to reduce subcontract, trade payables and eliminate $211,525 in debt. Accordingly, $3,213,484 of assets consisting primarily of inventory and equipment has been classified as assets held for sale on the accompanying 2001 balance sheet.

          Stock-Based Compensation:

Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

          Earnings per Share:

     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

          Business Combinations and Goodwill and Other Intangible Assets:

     The Company’s previous business combinations were accounted for using the purchase method. As of December 31, 2000, the net carrying amount of goodwill was $1,500,733. Amortization expense during the year ended December 31, 2001 was $80,029. Based on an analysis of the carrying value of goodwill, the Company determined that the fair value of goodwill as of December 31, 2001 was zero. Accordingly, a goodwill impairment loss of $1,420,704 was recorded in the fourth quarter of 2001 in accordance with the Statement of Financial Accounting Standard No. 121 and is included in the loss from operations.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Summary of Significant Accounting Policies and Use of Estimates (Continued):

          Adoption of SFAS No. 145:

     In April 2002, FASB issued Statement No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

          New Accounting Announcements not yet adopted:

     In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position or results of operations.

     In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

     In October 2002, FASB issued Statement No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions, An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” effective for acquisitions on or after October 1, 2002. SFAS No. 72, and FASB Interpretation No. 9, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS No. 147 is not expected to have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superceded. FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate the adoption of FIN 45 to have a material effect on its consolidated financial position or results of operations.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Summary of Significant Accounting Policies and Use of Estimates (Continued):

          New Accounting Announcements not yet adopted (Continued):

     In December 2002, FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoptionof SFAS No. 148 is not expected to have a material effect on the Company’s financial position or results of operations

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with the Company as a result of FIN 46.

2. Concentration of Credit Risk:

     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2002 and 2001, the Company has uninsured cash, cash equivalents, and restricted cash in the amounts of $4,825,721 and $6,603,140, respectively.

3. Accounts Receivable, net:

     Accounts receivable, net consists of the following:

	December 31,	December 31,
	2002	2001

Contracts in progress	$8,854,440	$9,114,437
Contracts in progress — retention	5,619,937	6,740,547
Completed contracts	5,420	8,775
Completed contracts — retention	119,444	83,500
Other trade receivables	6,241,710	5,894,753
Other receivables	649,755	98,304

	21,490,706	21,940,316
Less: Allowance for doubtful accounts	(287,333)	(562,412)

	$21,203,373	$21,377,904

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Contracts in Progress:

     Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	December 31,	December 31,
	2002	2001

Costs incurred on uncompleted contracts	$450,305,829	$443,326,113
Estimated earnings to date	18,366,100	14,792,091

	468,671,929	458,118,204
Less: billings to date	(462,900,913)	(451,481,781)

	5,771,016	6,636,423
Less: claims receivable, long term	(7,961,107)	(5,968,026)

	$(2,190,091)	$668,397

     Included in the accompanying balance sheets under the following captions:

	December 31,	December 31,
	2002	2001

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,543,061	$5,294,054
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,733,152)	(4,625,657)

	$(2,190,091)	$668,397

5. Land held for sale:

     In September 2002, the Company paid $711,531 to acquire a parcel of land. The land is held for sale by the construction materials segment. The Company intends to sell the land for cash within the next year.

6. Property and Equipment:

     Property and equipment consists of the following:

	December 31,	December 31,
	2002	2001

Land	$827,639	$827,639
Plants	7,283,099	7,283,099
Computer equipment	475,902	382,962
Equipment	11,438,669	12,262,847
Vehicles	3,542,820	2,431,937
Office furniture and fixtures	61,995	61,995
Improvements	446,541	442,814

	24,076,665	23,693,293
Accumulated depreciation	(9,521,019)	(8,425,502)

	$14,555,646	$15,267,791

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accounts Payable:

     Accounts payable consists of the following:

	December 31,	December 31,
	2002	2001

Trade	$16,108,962	$22,897,786
Retentions	3,803,554	4,128,198

	$19,912,516	$27,025,984

8. Accrued Liabilities:

     Accrued liabilities consists of the following:

	December 31,	December 31,
	2002	2001

Compensation	$2,031,966	$715,552
Taxes	241,772	517,853
Insurance	212,701	144,616
Other	1,210,672	433,977

	$3,697,111	$1,811,998

9. Notes Payable:

Notes payable consists of the following:

	December 31,	December 31,
	2002	2001

Notes payable, interest rates ranging from 6.28% to 7.81% with monthly payments of $42,483, due dates ranging from July 1, 2003 to June 4, 2004, collateralized by equipment	$447,154	$1,377,503
Notes payable, interest rates ranging from 9.0% to 9.33% with monthly payments of $9,958, due dates ranging from August 15, 2003 to December 31, 2004, collateralized by land	115,335	218,862
Notes payable, interest rates ranging from 6.9% to 8.11% with monthly payments of $7,524, due dates ranging from May 11, 2004 to November 1, 2004, collateralized by equipment	136,981	285,890
Notes payable, variable interest rate was 4.25% at December 31,2002, with monthly principal payments of $15,536, due dates ranging from July 14, 2005 to May 13, 2006, collateralized by equipment	610,672	797,102
Non-interest bearing note payable, with monthly payments of $5,012, due September 28, 2004, collateralized by equipment	105,251	165,394

	$1,415,393	$2,844,751

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Notes Payable (Continued):

     Notes payable consists of the following (Continued):

	December 31,	December 31,
	2002	2001

Total from previous page	$1,415,393	$2,844,751
Notes payable, interest rates ranging from 4.5% to 8.84%, with monthly payments of $33,099, due dates ranging from December 20, 2004 to February 27, 2006, collateralized by equipment	1,020,152	1,325,362
Note payable, 4.75% interest rate, with monthly payments of $126,507, due July 6, 2003, collateralized by workers’ compensation and general liability insurance policies	871,693	—
Note payable, variable interest rate was 7.25% at December 31, 2002, with monthly interest only payments and a principal payment of $600,000, due September 29, 2003, collateralized by land	600,000	—
Non-interest bearing note payable, with monthly payments of $1,344, due Februay 7, 2003, collateralized by equipment	1,344	—
Notes payable, interest rates ranging from 4.0% to 9.0%, with monthly payments of $75,720, due dates ranging from February 10, 2004 to October 20, 2005, collateralized by equipment	1,772,225	—
Note payable, variable interest rate was 4.75% at December 31, 2002, with interest only payments until January 1, 2004, principal and interest there after due December 31, 2007,
collateralized by all assets of the Company (See Note 10)	7,000,000	7,000,000

	12,680,807	11,170,113
Less: current portion	(3,424,209)	(1,685,634)

	$9,256,598	$9,484,479

     Following are maturities of long-term debt for each of the next 5 years:

2003	$3,424,209
2004	3,079,727
2005	2,406,223
2006	1,894,311
2007	1,876,337

$12,680,807

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Line of Credit:

     Effective December 31, 2002, the Company amended and renewed the line of credit agreement. Under the amended agreement, the interest rate remained Chase Manhattan Bank’s prime rate, plus 1.5% through January 1, 2004 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2007. The line of credit is collateralized by all of the Company’s assets. Under the terms of the line of credit, the Company is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth. As of December 31, 2002, the Company was in compliance with the covenants. As of December 31, 2002 and 2001, Meadow Valley Corporation had drawn down the entire $7,000,000, from the line of credit.

11. Related Party Transactions:

     Management believes that the fair value of the following transactions reflect current amounts that the Company could have consummated transactions with other third parties.

          Revenue:

     During the years ended December 31, 2002 and 2001, the Company provided construction materials to various related parties in the amounts of $12,282 and $108,112, respectively. Included in accounts receivable at December 31, 2002 and 2001 are amounts due from related parties, in the amounts of $14,666 and $27,337, respectively.

          Professional Services:

     During the years ended December 31, 2002, 2001 and 2000, a related party rendered professional services to the Company in the amounts of $23,491, $14,573 and $23,342, respectively. Included in accounts payable at December 31, 2002 and 2001 are amounts due to a related party, in the amounts of $3,990 and $7,380, respectively. During each of the years ended December 31, 2002, 2001 and 2000, the Company paid $30,000 to outside members of the board of directors.

          Subcontractor/Supplier:

     Various related parties provided materials and equipment used in the Company’s construction service and material businesses during the years ended December 31, 2002, 2001 and 2000, in the amounts of $2,099,905, $4,114,319 and $535,694, respectively. Included in accounts payable at December 31, 2002 and 2001 are amounts due to related parties, in the amounts of $81,471 and $1,039,528, respectively, related to subcontracts and supplies.

          Royalties:

     During the years ended December 31, 2002, 2001 and 2000, the Company paid a related party mining royalties in the amounts of $514,296, $390,144 and $328,310, respectively. Included in accrued liabilities at December 31, 2002 and 2001 are amounts due to a related party for royalties, in the amounts of $31,276 and $30,464, respectively.

          Commitments:

     The Company leased office space in Moapa, Nevada on a month-to-month basis, at a rental rate of $840 per month, from a related party of the Company. The lease terms also required the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense under the lease for the years ended December 31, 2002, 2001 and 2000 amount to $0, $9,240 and $10,080, respectively.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes:

          The provisions for income taxes benefit (expense) from operations consist of the following:

	For the Years Ended December 31,

	2002	2001	2000

Current:
Federal	$—	$30,183	$231,663
State	—	—	28,632

	—	30,183	260,295
Deferred	(198,629)	638,448	24,566

	$(198,629)	$668,631	$284,861

          The Company’s deferred tax asset (liability) consists of the following:

	December 31,	December 31,
	2002	2001

Deferred tax asset:
Other	$549,288	$613,705
NOL carryforward	952,558	1,600,198

	1,501,846	2,213,903
Deferred tax liability:
Depreciation	(2,766,891)	(2,718,734)

	(1,265,045)	(504,831)
Valuation Allowance	—	(255,980)

Net deferred tax liability	$(1,265,045)	$(760,811)

          For the years ended December 31, 2002, 2001 and 2000, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the Years Ended December 31,

	2002	2001	2000

Statutory rate applied to income (loss) before income taxes	$318,502	$(1,085,471)	$(632,212)
State taxes, net of federal benefit	30,913	(35,902)	(61,362)
Increase (decrease) in income taxes resulting from:
Valuation Allowance	(255,980)	—	—
Non-Deductible items	14,599	525,015	50,557
Other	90,595	(72,273)	358,156

	$198,629	$(668,631)	$(284,861)

          At December 31, 2002, the Company has available federal and state operating loss carry-forwards of approximately $3,013,000, which will expire through the year 2022.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments:

          The Company is currently leasing office space in Phoenix, Arizona under a non-cancelable operating lease agreement expiring in December 2003. The lease agreement provides for monthly payments of $9,108 from January 1, 2003 through December 31, 2003. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $113,456, $115,059 and $96,765 for the years ended December 31, 2002, 2001 and 2000, respectively.

          The Company leases office space, batch plants, equipment, mixer trucks, property and aggregate supply under leases expiring in various years through 2010. Rent under the aforementioned operating leases were $6,641,195, $8,307,423 and $4,369,138 for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002 for each of the next five years and in aggregate are:

2003	$4,937,836
2004	4,515,003
2005	2,775,341
2006	1,583,473
2007	1,055,044
Subsequent to 2007	2,513,023

$17,379,720

          The Company has entered into employment contracts with some of its executive officers and key managers that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. As of the end of December 31, 2002, 2001 and 2000, the total commitments, excluding benefits and incentives, amount to $829,875, $498,875 and $870,188, respectively.

          The Company is the lessee of batch plants, equipment and vehicles under capital leases expiring in various years through 2006. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over the lesser of the expected useful life or the lease term. Depreciation on the assets under capital leases charged to expense in 2002, 2001 and 2000 was $482,748, $621,147 and $762,548, respectively. At December 31, 2002 and 2001, property and equipment included $3,952,220 and $5,017,796, respectively, of vehicles and equipment under capital leases.

          Minimum future lease payments under capital leases as of December 31, 2002 for each of the next four years and in aggregate are:

2003	$1,110,505
2004	995,788
2005	653,722
2006	414,717

Total minimum payments	3,174,732
Less: amount representing interest	(377,714)

Present value of net minimum lease payment	2,797,018
Less: current portion	(921,306)

$1,875,712

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders’ Equity:

     Preferred Stock:

          The Company has authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.

     Initial Public Offering:

          During October 1995, the Company completed an initial public offering (“Offering”) of Units of the Company’s securities. Each unit consisted of one share of $.001 par value common stock and one redeemable common stock purchase warrant (“Warrant”). Each Warrant is exercisable to purchase one share of common stock at $7.20 per share for a period of 5 years from the date of the Offering. The Offering included the sale of 1,926,250 Units at $6.00 per Unit. Net proceeds of the Offering, after deducting underwriting commissions and offering expenses of $2,122,080, amounted to $9,435,420. In connection with the Offering, the Company granted the underwriters warrants to purchase 167,500 shares of common stock at $7.20 per share for a period of twelve months from the date of the offering and for a period of four years thereafter. In September 2000, the exercise price of the warrants was reduced to $5.00 per share and the exercise period was extended until June 30, 2002. In June 2002, the exercise period was extended until December 31, 2002. The warrants expired and were de-listed at the time of market closing on December 31, 2002.

15. Litigation and Claim Matters:

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

          The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $27,605,303 of which approximately $23,889,452 is on behalf of the Company and the balance of $3,715,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – The approximate total value of claims on this project is $19,135,397 of which approximately $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, constructive changes, plan errors and omissions, contract modifications and associated delay costs.

          The above claims combined total approximately $46,740,700. Of that sum, the Company’s portion of the claims total was approximately $30,139,584 and the balance of approximately $16,601,116 pertains to prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Relative to the aforementioned claims, the Company has recorded approximately $8,348,985 in claim revenue to offset a portion of costs incurred to date on the claims. The claims receivable is comprised of a long-term portion of $7,961,107 and a current portion of $387,878. The current portion of claims receivable results from an NMSHTD-authorized December 2002 pay estimate containing, among other past due payments, settlements on only a portion of the claims on one project. In addition, the Company has also recorded approximately $126,860 for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Litigation and Claim Matters (Continued):

less than $8,475,845, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $8,475,845, net of professional fees, will increase income.

          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,013,897. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,000,000 seeking to recover the damages ICS has caused MVCI through its failure to perform.

(2)	Independent from, but related to the ICS issue, the Nevada State Labor Commissioner (“Commission”) filed a lawsuit against MVCI seeking payment of $452,921 from MVCI, as the prime contractor, for wages and fringes owed but not paid by ICS, MVCI’s subcontractor. In December 2002, the parties agreed to a settlement and the lawsuit was dismissed. MVCI has paid $209,888.88 and will add this amount to its counterclaims against ICS.

(3)	AnA Enterprises, LLC (“AnA”), District Court, Clark County, NV – AnA supplied equipment to MVCI on a project under terms of a variety of agreements. AnA is suing MVCI for non-payment. MVCI counter-sued for cost overruns deemed to be the responsibility of AnA. AnA’s suit against MVCI is for approximately $3,000,000. MVCI’s countersuit against AnA is for approximately $3,000,000. AnA also filed a complaint on two other projects completed in 1997 where, as a subcontractor to MVCI, they claim damages of approximately $715,000 for changed conditions. In June 2002, AnA’s lawsuit was dismissed and in November 2002 a judgment was awarded to MVCI against AnA and one of two of AnA’s managing partners. It is highly unlikely that MVCI will ever see any portion of the awarded damages due to AnA having ceased operations.

(4)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted.

(5)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(6)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Litigation and Claim Matters (Continued):

agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003 for mutual consideration, J&D and MVCI entered into a settlement agreement whereby the two parties dismiss their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(7)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Complaint seeks (i) injunctive relief compelling a Special Meeting of Shareholders to remove all of the Company’s Directors for cause, (ii) the election of a new Board of Directors, (iii) to compel the Company to enact amended and restated Bylaws, (iv) monetary damages in an undisclosed amount, (v) recovery of interest, fees and costs, and (vi) such other relief as the District Court may deem appropriate.

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

16. Statement of Cash Flows:

     Non-Cash Operating Activities:

          The Company recognized operating activities that affected assets and liabilities, but did not result in cash receipts or payments. This non-cash activity is as follows:

          During the year ended December 31, 2002, the Company had a net decrease in the allowance for doubtful accounts of $275,079, due primarily to the write off of a receivable, which was secured by a second deed of trust on a parcel of land. The Company acquired the property from the first deed of trust holder prompting the write-off of the receivable.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Statement of Cash Flows (Continued):

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

          During the years ended December 31, 2002, 2001 and 2000, the Company financed the purchase of property, plant and equipment in the amounts of $2,500,099, $2,141,357 and $4,044,329, respectively.

          During the year ended December 31, 2002, the Company financed the purchase of the annual workers’ compensation and general liability insurance policies in the amount of $1,237,960.

17. Significant Customers:

          For the years ended December 31, 2002, 2001 and 2000, the Company recognized a significant portion of its revenue from four Customers (shown as an approximate percentage of total revenue):

	For the Years Ended December 31,

	2002	2001	2000

A	21.4%	21.9%	17.5%
B	14.8%	12.5%	16.3%
C	11.6%	14.7%	6.1%
D	1.1%	9.6%	23.0%

          At December 31, 2002 and 2001, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

	For the Years Ended December 31,

	2002	2001

A	$3,721,503	$3,809,567
B	1,006,668	6,255,403
C	2,913,529	2,218,976
D	200,405	350,962

18. Stock Option Plan:

          In November 1994, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company has reserved 1,200,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Option Plan (Continued):

          The following summarized the stock option transactions:

		Weighted Average
	Shares	Price per Share

Outstanding January 1, 2000	772,875	$5.12
Forfeited	(101,525)	5.23

Outstanding December 31, 2000	671,350	5.11
Granted	201,300	2.44
Forfeited	(101,000)	4.80

Outstanding December 31, 2001	771,650	4.45
Forfeited	(27,625)	4.29

Outstanding December 31, 2002	744,025	4.46

          Information relating to stock options at December 31, 2002 summarized by exercise price is as follows:

	Outstanding			Exercisable

		Weighted Average			Weighted Average

		Remaining
Exercise Price Per Share	Shares	Life ( In Years)	Exercise Price	Shares	Exercise Price

$6.25	134,475	3	6.25	134,475	6.25
$5.41	2,500	4	5.41	2,500	5.41
$4.375	140,800	4	4.375	140,800	4.375
$5.31	80,000	5	5.31	80,000	5.31
$5.875	85,900	6	5.875	85,900	5.875
$4.563	20,000	7	4.563	20,000	4.563
$4.00	20,000	7	4.00	20,000	4.00
$3.875	78,500	7	3.875	78,500	3.875
$2.438	181,850	9	2.438	60,617	2.438

$2.438 to $6.25	744,025		$4.46	622,792	$4.85

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Option Plan (Continued):

          All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the years ended December 31, 2002, 2001 and 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income (loss) and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the proforma amounts presented below:

	2002	2001	2000

Net income (loss), as reported	$738,141	$(2,523,931)	$(1,574,586)
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(105,827)	(101,797)	(147,402)

Pro forma net income (loss)	$632,314	$(2,625,728)	$(1,721,988)

Basic net income (loss) per common share
As Reported	$0.21	$(0.71)	$(0.44)
Pro forma	0.18	(0.74)	(0.49)
Diluted net income (loss) per common share
As Reported	$0.21	$(0.71)	$(0.44)
Pro forma	0.18	(0.74)	(0.49)

          The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001: expected life of options of 5 years, expected volatility of 60.85%, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 was approximated $.97.

19. Basic Earnings (Loss) Per Share:

          The Company’s basic net income (loss) per share at December 31, 2002, 2001 and 2000 were computed by dividing net income (loss) for the period by 3,559,938, 3,559,938 and 3,549,458, respectively, the basic weighted average number of common shares outstanding during the period.

          The Company’s diluted net income per common share at December 31, 2002 is computed based on the weighted average number of shares of common stock outstanding during the period. Options to purchase 744,025 at a range of $2.438 to $6.25 per share were outstanding during 2002, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.

          The Company’s diluted net loss per common share at December 31, 2001 is computed based on the weighted average number of shares of common stock outstanding during the period. Options to purchase 771,650 at a range of $2.438 to $6.25 per share were outstanding during 2001, but were not included in the computation of diluted net loss per common shares because the options’ exercise price was greater than the average market price of the common share.

          The Company’s diluted net loss per common share at December 31, 2000 is computed based on the weighted average number of shares of common stock outstanding during the period. Options to purchase 671,350 at a range of $3.875 to $6.25 per share were outstanding during 2000, but were not included in the computation of diluted net loss per common share because the options’ exercise price was greater than the average market price of the common share.

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

          The NASDAQ Stock Market notified the Company in writing on March 11, 2003 that the price of the Company’s stock closing bid price has been at $1.00 per share or greater for at least 10 consecutive trading days, therefore regaining compliance with the Marketplace Rule 4310(c)(4).

21. Subsequent Events:

          In January 2003, the Company financed the purchase of two pieces of equipment in the amount of $103,750. The note payable obligations have an interest rate of 6.75%, with combined monthly payments of $3,192, and are due January 2005.

          In January 2003, the Company leased 10 mixer trucks, with a combined monthly payment of $22,706. The operating lease expires in January 2008

          In January 2003, the Company entered an agreement to sell the land held for sale for $1,000,000. The agreement calls for a 60-day feasibility period during which the purchaser has the ability to cancel the agreement with no penalties or loss of deposit. The completion of the transaction will occur within 15 days after the end of the feasibility period.

          In February 2003, the Company entered into a settlement agreement with mutual consideration, between the Company and Johnson & Danley Construction Co., Inc. whereby the two parties dismiss their claims and counterclaims in their entirety.

          In February 2003, the Company amended and renewed the line of credit agreement, which had an effective date of December 31, 2002. Under the terms of the amended agreement, the interest rate remained Chase Manhattan Bank’s prime rate, plus 1.5% through January 1, 2004 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2007.

          In February 2003, the Company leased 5 mixer trucks, with a combined monthly payment of $11,270. The operating lease expires in January 2008.

          In March 2003, the Company is in negotiations to execute employment agreements with some of its key officers that provide for an annual salary and various other benefits and incentives. The total commitments, excluding benefits and incentives, will likely amount to $1,169,250.

22. Other Informative Disclosures:

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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Other Informative Disclosures (Continued):

          The following is a summary of certain financial information of the Company’s two main areas of operations for 2002, 2001 and 2000:

	Construction	Construction
	Services	Materials

For the twelve months ended December 31, 2002
Gross revenue	$114,245,704	$38,849,418
Intercompany revenue	—	2,047,854
Cost of revenue	110,603,682	34,959,843
Interest income	146,354	10,482
Interest expense	(279,636)	(161,949)
Depreciation and amortization	1,698,828	1,117,578
Income (loss) before taxes	(813,327)	1,750,097
Income tax benefit (expense)	299,166	(497,795)
Net income (loss)	(514,161)	1,252,302
Total assets	39,535,610	16,002,486
For the twelve months ended December 31, 2001
Gross revenue	$143,129,246	$32,625,131
Intercompany revenue	—	1,691,229
Cost of revenue	140,058,139	31,037,877
Interest income	299,887	19,910
Interest expense	(302,489)	(183,448)
Depreciation and amortization	1,999,626	811,416
Income (loss) before taxes	(2,698,403)	(494,159)
Income tax benefit (expense)	756,333	(87,702)
Net income (loss)	(1,942,070)	(581,861)
Total assets	47,963,143	14,185,899
For the twelve months ended December 31, 2000
Gross revenue	$144,608,886	$20,330,715
Intercompany revenue	—	1,366,343
Cost of revenue	140,684,222	19,617,224
Interest income	614,118	32,362
Interest expense	(177,850)	(73,146)
Depreciation and amortization	2,018,501	662,536
Income (loss) before taxes	(532,354)	(1,327,093)
Income tax benefit (expense)	(210,145)	495,006
Net income (loss)	(742,499)	(832,087)
Total assets	42,043,028	13,343,002

          There are no differences in accounting principles between the operations. All centrally incurred costs are allocated to the construction services operation. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,

2002
Revenue	$35,005,133	$41,976,217	$37,523,094	$36,542,824
Gross profit	1,642,374	2,119,617	1,477,462	2,292,144
Income from operations	114,097	723,829	41,977	52,754
Net income	20,307	392,754	40,807	284,273
Basic net income per common share	0.01	0.11	0.01	0.08
Diluted net income per common share	0.01	0.11	0.01	0.08
Basic weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938
Diluted weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938
2001
Revenue	$35,353,537	$45,476,667	$52,619,530	$40,613,414
Gross profit	190,604	2,150,370	2,205,774	111,613
Income (loss) from operations	(1,548,077)	417,024	704,325	(2,977,534)
Net income (loss)	(1,017,359)	537,702	325,453	(2,369,727)
Basic net income (loss) per common share	(0.29)	0.15	0.09	(0.66)
Diluted net income (loss) per common share	(0.29)	0.15	0.09	(0.66)
Basic weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938
Diluted weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938
2000
Revenue	$38,589,472	$45,378,857	$44,434,571	$35,170,358
Gross profit	1,784,830	1,413,572	1,742,034	(302,281)
Income (loss) from operations	210,286	(61,337)	(50,655)	(2,237,979)
Net income (loss)	227,164	15,366	17,515	(1,834,631)
Basic net income (loss) per common share	0.06	0.01	—	(0.51)
Diluted net income (loss) per common share	0.06	0.01	—	(0.51)
Basic weighted average common shares outstanding	3,518,018	3,559,938	3,559,938	3,559,938
Diluted weighted average common shares outstanding	3,518,018	3,559,938	3,559,938	3,559,938

Certification

I, Bradley E. Larson, certify that:

1.	I have reviewed this annual report on Form 10-K of Meadow Valley Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Bradley E. Larson Bradley E. Larson President and Chief Executive Officer

Certification

I, Clint Tryon, certify that:

1.	I have reviewed this annual report on Form 10-K of Meadow Valley Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Clint Tryon Clint Tryon Secretary, Treasurer and Principal Accounting Officer

Index to Exhibits

Exhibit
No.	Title

1.01	Form of Underwriting Agreement with Spelman & Co., Inc (1)
1.02	Form of Selected Dealer Agreement (1)
1.03	Form of Representatives’ Warrant (1)
1.04	Consulting Agreement with the Representative (1)
1.05	Form of Amended Underwriting Agreement (Spelman & Co., Inc.) (1)
1.06	Form of Amended Representatives’ Warrant (Spelman & Co., Inc.) (1)
1.07	Form of Underwriting Agreement (H D Brous & Co., Inc.) (1)
1.08	Form of Selected Dealer Agreement (H D Brous & Co., Inc.) (1)
1.09	Form of Representatives’ Unit Warrant ( H D Brous & Co., Inc.) (1)
1.10	Warrant Agreement (1)
1.11	Agreement Among Underwriters (1)
1.12	Form of Underwriting Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
1.13	Form of Agreement Among Underwriters (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
1.14	Form of Selected Dealer Agreement (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
1.15	Form of Representatives’ Warrant Agreement, including Form of Representatives’ Warrant (H D Brous & Co., Inc. and Neidiger/Tucker/Bruner, Inc.) (1)
3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)
3.02	Bylaws of the Registrant (1)
3.03	Bylaws of the Registrant Effective October 20, 1995 (1)
3.04	Bylaws of the Registrant Effective April 28, 1997 (13)
5.01	Opinion of Gary A. Agron, regarding legality of the Common Stock (includes Consent) (1)
5.02	Opinion of Gary A. Agron, regarding legality of the Units, Common Stock and Warrants (1)
10.01	Incentive Stock Option Plan (1)
10.02	Office lease of the Registrant (1)
10.03	Office lease of the Registrant (1)
10.04	Contract between the State of Arizona and the Registrant dated October 22, 1993 (1)
10.05	Surety Bond between the Registrant and St. Paul Fire & Marine Insurance Company (1)
10.06	Surety Bond between the Registrant and United States Fidelity and Guaranty Company (1)
10.07	Contract between Clark County, Nevada and the Registrant dated October 6, 1992 (1)
10.08	Surety Bond between the Registrant and St. Paul Fire and Marine Insurance Company (1)
10.09	Agreement between Salt Lake City Corporation and the Registrant dated May 5, 1993 (1)

Exhibit
No.	Title

10.10	Contract between Clark County, Nevada and the Registrant dated July 21, 1993 (1)
10.11	Contract between Clark County, Nevada and the Registrant dated August 17, 1993 (1)
10.12	Promissory Note executed by Robert C. Lewis and Richard C. Lewis (1)
10.13	Promissory Note executed by Moapa Developers, Inc. (1)
10.14	Promissory Note executed by Paul R. Lewis (1)
10.15	Contract between Clark County, Nevada and the Registrant dated September 7, 1993 (1)
10.16	Agreement between Salt Lake City Corporation and the Registrant dated February 11, 1994 (1)
10.17	Contract between Northwest/Cheyenne Joint Venture and the Registrant dated March 16, 1994 (1)
10.18	Contract between Clark County, Nevada and the Registrant dated April 5, 1994 (1)
10.19	Statutory Payment Bond dated September 8, 1994 (1)
10.20	Employment Agreement with Mr. Lewis (1)
10.21	Employment Agreement with Mr. Black (1)
10.22	Employment Agreement with Mr. Terril (1)
10.23	Employment Agreement with Mr. Nelson (1)
10.24	Employment Agreement with Ms. Danley (1)
10.25	Employment Agreement with Mr. Jessop (1)
10.26	Employment Agreement with Mr. Larson (1)
10.27	Stock Purchase Agreement (1)
10.28	Form of Lockup Letter (1)
10.29	Revolving Credit Loan Agreement (1)
10.30	Contract Award Notification — Arizona Department of Transportation (1)
10.31	Contract Award Notification — McCarran International Airport (1)
10.32	Contract Award Notification — City of Henderson (1)
10.33	Contract between Registrant and Arizona Department of Transportation (1)
10.34	Contract between Registrant and Arizona Department of Transportation (1)
10.35	Office Lease of the Registrant (1)
10.36	Contract between Registrant and Arizona Department of Transportation (2)
10.37	Contract Award Notification — Clark County (2)
10.38	Joint Venture Agreement (2)
10.39	Employment Agreement with Mr. Grasmick (2)
10.40	Contract between Registrant and Clark County , Nevada (2)
10.41	Contract between Registrant and Clark County , Nevada (2)
10.42	Contract between Registrant and Utah Department of Transportation (2)
10.43	Contract between Registrant and Arizona Department of Transportation (2)
10.44	Promissory Note executed by Nevada State Bank (2)
10.45	Escrow Settlement Documents and related Promissory Note (2)
10.46	Conveyor Sales Contract and Security Agreement (2)
10.47	CAT Financial Installment Sale Contract (2)
10.48	Second and Third Amendments to Office Lease of Registrant (2)
10.49	Lease Agreement with US Bancorp (2)
10.50	Lease Agreement with CIT Group (2)
10.51	CAT Financial Installment Sale Contract (3)
10.52	CAT Financial Installment Sale Contract (3)
10.53	CAT Financial Installment Sale Contract (3)
10.54	CAT Financial Installment Sale Contract (3)
10.55	CAT Financial Installment Sale Contract (3)

Exhibit
No.	Title

10.56	Escrow Settlement Documents (3)
10.57	Promissory Note executed by General Electric Capital Corporation (3)
10.58	Promissory Note executed by General Electric Capital Corporation (3)
10.59	Promissory Note executed by General Electric Capital Corporation (3)
10.60	Promissory Note executed by General Electric Capital Corporation (3)
10.61	Promissory Note executed by Nevada State Bank (3)
10.62	KDC Sales Contract (3)
10.63	Lease Agreement with CIT (3)
10.64	Lease Agreement with CIT (3)
10.65	Contract between Registrant and Utah Department of Transportation (3)
10.66	Contract between Registrant and Clark County, Nevada (3)
10.67	Contract between Registrant and New Mexico State Highway and Transportation Department (3)
10.68	Contract between Registrant and Salt Lake City Corporation (3)
10.69	Contract between Registrant and Utah Department of Transportation (3)
10.70	Contract between Registrant and Arizona Department of Transportation (3)
10.71	Contract between Registrant and Nevada Department of Transportation (3)
10.72	Employment and Indemnification Agreements with Mr. Nelson (3)
10.73	Employment and Indemnification Agreements with Mr. Terril (3)
10.74	Employment and Indemnification Agreements with Mr. Lewis (3)
10.75	Employment and Indemnification Agreements with Mr. Larson (3)
10.76	Employment and Indemnification Agreements with Mr. Burnell (3)
10.77	Lease Agreement with Banc One Leasing Corp. (4)
10.78	Lease Agreement with Banc One Leasing Corp. (4)
10.79	Lease Agreement with Banc One Leasing Corp. (4)
10.80	Lease Agreement with US Bancorp (4)
10.81	Security Agreement with Associates Commercial Corporation (4)
10.82	Lease Agreement with Caterpillar Financial Services (4)
10.83	Contract between Registrant and Clark County, Nevada (4)
10.84	Contract between Registrant and Arizona Department of Transportation (4)
10.85	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.86	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.87	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.88	Joint Venture Agreement between Registrant and R.E. Monks Construction Co. (4)
10.89	Contract between Meadow Valley Contractors, Inc./R.E. Monks Construction Co. (JV) and the Arizona Department of Transportation (4)
10.90	Contract between the Registrant and Utah Department of Transportation (4)
10.91	Contract between the Registrant and Clark County, Nevada (4)
10.92	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (4)
10.93	Employment Agreement with Mr. Larson (4)
10.94	Lease Agreement between the Registrant and Ken Nosker (4)
10.95	Promissory Note executed by General Electric Capital Corporation (5)
10.96	Promissory Note executed by General Electric Capital Corporation (5)
10.97	Promissory Note executed by John Deere Construction Equipment Company (5)
10.98	Promissory Note executed by John Deere Construction Equipment Company (5)
10.99	Transfer and Assumption Agreement executed by Associates Leasing, Inc. (5)
10.100	Lease Agreement with Banc One Leasing Corp. (5)
10.101	Lease Agreement with Caterpillar Financial Services (5)

Exhibit
No.	Title

10.102	Lease Agreement with Trinity Capital Corporation (5)
10.103	Lease Agreement with Banc One Leasing Corp. (5)
10.104	Wheeler Machinery Co. Installment Sale Contract (5)
10.105	Wheeler Machinery Co. Installment Sale Contract (5)
10.106	Bank One, Arizona Restated Revolving Line of Credit Note (5)
10.107	Promissory Note executed by General Electric Capital Corporation (5)
10.108	Employment Agreement with Mr. Larson (5)
10.109	Lease Agreement with Banc One Leasing Corp. (5)
10.110	Master Lease Agreement with Banc One Leasing Corp. (5)
10.111	Contract between Registrant and Arizona Department of Transportation (5)
10.112	Contract between Registrant and Arizona Department of Transportation (5)
10.113	Contract between Registrant and Utah Department of Transportation (5)
10.114	Contract between Registrant and Flood Control District of Maricopa County (5)
10.115	Contract between Registrant and Johnson and Danley Construction Co., Inc. (5)
10.116	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.117	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.118	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.119	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.120	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.121	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.122	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.123	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.124	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.125	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.126	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.127	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.128	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.129	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.130	Office lease of the Registrant (6)
10.131	Transfer and Assumption Agreement with Caterpillar Financial Services Corporation (6)
10.132	Installment Sale Contract with Caterpillar Financial Services Corporation (6)
10.133	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (6)
10.134	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (6)
10.135	Security Agreement with John Deere Construction Equipment Company (6)
10.136	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.137	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.138	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.139	Security Agreement with Associates Leasing, Inc. (6)
10.140	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.141	Lease Agreement with Banc One Leasing Corporation (6)
10.142	Office lease of the Registrant (6)
10.143	Security Agreement with John Deere Construction Equipment Company (6)
10.144	Contract between Registrant and Nevada Department of Transportation (6)
10.145	Contract between Registrant and Arizona Department of Transportation (6)
10.146	Joint Venture Agreement between Registrant and R.E. Monks Construction Co., LLC (6)
10.147	Contract between Registrant and Nevada Department of Transportation (6)

Exhibit
No.	Title

10.148	Installment Sale Contract with Caterpillar Financial Services Corporation (7)
10.149	Lease Agreement with Associates Leasing, Inc. (8)
10.150	Lease Agreement with M&I First National Leasing Corp. (8)
10.151	Lease Agreement with Trinity Capital Corporation (8)
10.152	Security Agreement with FCC Equipment Financing, Inc. (9)
10.153	Lease Agreement with CitiCapital (9)
10.154	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (9)
10.155	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (9)
10.156	Lease Agreement with Thomas Mining, LLC (9)
10.157	Employment Agreement with Mr. Kiesel (9)
10.158	Security Agreement with Volvo Commercial Finance LLC The Americas (9)
10.159	Letter of Intent with RMI Enterprises, LLC (12)
10.160	Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.161	Lease Agreement with Associates Leasing, Inc. (13)
10.162	Office Lease Agreement (13)
10.163	Lease Agreement with Caterpillar Financial Services Corporation (13)
10.164	Security Agreement with John Deere Construction Equipment & Forestry Company (13)
10.165	Lease Extension with U.S. Bancorp Leasing & Financial (13)
10.166	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.167	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.168	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.169	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.170	Indemnification Agreement with Robert R. Morris (13)
10.171	Indemnification Agreement with Nicole R. Smith (13)
10.172	Indemnification Agreement with Alan A. Terril (13)
10.173	Indemnification Agreement with Bradley E. Larson (13)
10.174	Indemnification Agreement with Kenneth D. Nelson (13)
10.175	Installment Sale Contract with Caterpillar Financial Services Corporation (13)
10.176	Contract between Registrant and Clark County, Nevada (13)
10.177	Contract between Registrant and U.S. Army Corp of Engineers (13)
10.178	Contract between Registrant and Utah Department of Transportation (13)
10.179	Contract between Registrant and Clark County, Nevada (13)
10.180	Contract between Registrant and Utah Department of Transportation (13)
10.181	Contract between Registrant and Clark County, Nevada (13)
10.182	Lease Extension with The CIT Group/Equipment Financing, Inc. (13)
10.183	Asset Purchase Agreement between United Metro Materials Inc. and the Registrant (13)
10.184	Engagement Letter with AMG Financing Capital, Inc. (13)
10.185	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.186	Notice of Termination of Non-Binding Letter of Intent with RMI Enterprises, LLC (13)
10.187	Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital Inc. (14)
10.188	Amendment No. 1 to Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital Inc. (15)

Exhibit
No.	Title

10.189	Employment Agreement with Robert DeRuiter (15)
10.190	Addendum to Employment Contracts for Brad Larson, Ken Nelson, Ron Lewis and Alan Terril (15)
10.191	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (15)
10.192	Security Agreement with The CIT Group/Equipment Financing, Inc. (15)
10.193	Office Lease Agreement (16)
10.194	Lease Agreement with The CIT Group/Equipment Financing, Inc. (16)
10.195	Security Agreement with Astec Financial Services, Inc. (16)
10.196	Security Agreement with Cananwill, Inc. (16)
10.197	Security Agreement with Astec Financial Services, Inc. (16)
10.198	Security Agreement with Caterpillar Financial Services Corporation (16)
10.199	Security Agreement with Deere Credit, Inc. (16)
10.200	Promissory Note executed by Nevada State Bank (16)
10.201	Employment Agreement with Nicole R. Smith (16)
10.202	Employment Agreement with Robert Morris (16)
10.203	Employment Agreement with Robert Bottcher (16)
10.204	Employment Agreement with Robert Terril (16)
10.205	Employment Agreement with Sam Grasmick (16)
10.206	Purchase Agreement with Nevada Title Company (16)
10.207	Security Agreement with The CIT Group/Equipment Financing, Inc. (16)
10.208	Contract between Registrant and Arizona Department of Transportation
10.209	Contract between Registrant and City of Phoenix
10.210	Contract between Registrant and Arizona Department of Transportation
10.211	Contract between Registrant and Federal Highway Administration
10.212	Contract between Registrant and Arizona Department of Transportation
10.213	Contract between Registrant and Utah Department of Transportation
10.214	Contract between Registrant and Arizona Department of Transportation
10.215	Agreement with Fisher Sand and Gravel Co. to act as the Company’s co-indemnitor
10.216	Contract between Registrant and City of North Las Vegas
10.217	Renewal and Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.
10.218	Renewal and Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.
10.219	Lease Agreement with Oshkosh/McNeilus
10.220	Security Agreement with Wagner Equipment Co.
10.221	Security Agreement with Wagner Equipment Co.
10.222	Sales Agreement with Conde Del Mar Properties, L.L.C.
10.223	Notice of Assignment of Security Agreement from Astec Financial Services to The CIT Group/Equipment Financing, Inc.
10.224	Notice of Assignment of Security Agreement from Astec Financial Services to The CIT Group/Equipment Financing, Inc.
10.225	Notice of Assignment of Lease Agreement from The CIT Group/Equipment Financing, Inc. to General Electric Capital Corporation

Exhibit
No.	Title

10.226	Notice of Assignment of Lease Agreement from The CIT Group/Equipment Financing, Inc. to General Electric Capital Corporation
10.227	Employment Agreement with Bradley E. Larson
10.228	Employment Agreement with Kenneth D. Nelson
10.229	Employment Agreement with Alan A. Terril
10.230	Indemnification Agreement with Clint Tryon
16.01	Letter re: Change in Certifying Accountant (1)
21.01	Subsidiaries of the Registrant (1)
23.01	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.02	Consent of Semple & Cooper (Meadow Valley Corporation) (1)
23.03	Consent of Gary A. Agron, Esq. (See 5.01, above) (1)
23.04	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.05	Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
23.06	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.07	Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
23.08	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.09	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
23.10	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.11	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
23.12	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.13	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
23.14	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.15	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
99.1	Civil complaint by Silver State Materials Corp., et. al. vs. Meadow Valley Corporation, et. al. (10)
99.2	Exhibits to civil complaint by Silver State Materials Corp., et. al. vs. Meadow Valley Corporation, et. al. (11)
99.3	Press release by Meadow Valley Corporation to sell its Ready Mix Subsidiary (12)
99.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson (15)
99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Nicole R. Smith (15)
99.6	Nasdaq Listing Qualifications warning (15)
99.7	Nasdaq Listing Qualifications compliance (16)
99.8	Nasdaq Listing Qualifications warning (16)
99.9	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson (16)
99.10	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon (16)
99.11	Nasdaq Listing Qualifications warning (16)
99.12	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson
99.13	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon
99.14	Nasdaq Listing Qualifications compliance

Exhibit
No.	Title

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995
(2)	Incorporated by reference to the Company’s December 31, 1996 Annual Report on Form 10-K
(3)	Incorporated by reference to the Company’s December 31, 1997 Annual Report on Form 10-K
(4)	Incorporated by reference to the Company’s December 31, 1998 Annual Report on Form 10-K
(5)	Incorporated by reference to the Company’s December 31, 1999 Annual Report on Form 10-K
(6)	Incorporated by reference to the Company’s December 31, 2000 Annual Report on Form 10-K
(7)	Incorporated by reference to the Company’s March 31, 2001 Form 10-Q
(8)	Incorporated by reference to the Company’s June 30, 2001 Form 10-Q
(9)	Incorporated by reference to the Company’s September 30, 2001 Form 10-Q
(10)	Incorporated by reference to the Company’s November 20, 2001 Form 8-K
(11)	Incorporated by reference to the Company’s November 20, 2001 Form 8-K/A
(12)	Incorporated by reference to the Company’s February 14, 2002 Form 8-K
(13)	Incorporated by reference to the Company’s December 31, 2001 Annual Report on Form 10-K
(14)	Incorporated by reference to the Company’s March 31, 2002 Form 10-Q
(15)	Incorporated by reference to the Company’s June 30, 2002 Form 10-Q
(16)	Incorporated by reference to the Company’s September 30, 2002 Form 10-Q