Form 10-Q
period 2003-03-31
MEADOW VALLEY CORP
filed 2003-05-15
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
Commission File No 0-25428

MEADOW VALLEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of incorporation or organization)	88-0328443 (I.R.S. Employer Identification Number)

4411 South 40th Street, Suite D-11
Phoenix, Arizona 85040
(602) 437-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]    No [X]

Number of shares outstanding of each of the registrant’s classes of common stock as of May 9, 2003:

Common Stock, $.001 par value
3,601,250 shares

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
INDEX TO EXHIBITS
EX-10.231
EX-10.232
EX-10.233
EX-10.234
EX-10.235
EX-10.236
EX-10.237
EX-10.238
EX-99.15
EX-99.16

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$32,194,111	$35,005,133
Cost of revenue	30,487,943	33,362,759

Gross profit	1,706,168	1,642,374
General and administrative expenses	1,579,666	1,528,277

Income from operations	126,502	114,097

Other income (expense):
Interest income	17,751	25,652
Interest expense	(107,852)	(101,338)
Other expense	(4,955)	(5,920)

	(95,056)	(81,606)

Income before income taxes	31,446	32,491
Income tax expense	(11,792)	(12,184)

Net income	$19,654	$20,307

Basic net income per common share	$0.01	$0.01

Diluted net income per common share	$0.01	$0.01

Basic weighted average common shares outstanding	3,568,659	3,559,938

Diluted weighted average common shares outstanding	3,568,659	3,559,938

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,194,696	$3,289,535
Restricted cash	1,008,070	1,681,361
Accounts receivable, net	21,671,947	21,203,373
Claims receivable	—	387,878
Prepaid expenses and other	1,183,430	1,573,614
Inventory, net	2,204,020	2,103,100
Land held for sale	711,531	711,531
Costs and estimated earnings in excess of billings on uncompleted contracts	1,390,678	1,543,061

Total Current Assets	32,364,372	32,493,453
Property and equipment, net	13,996,095	14,555,646
Refundable deposits	67,854	50,604
Mineral rights and pit development, net	430,796	445,063
Claims receivable, less current portion	7,496,118	7,961,107
Other assets	—	32,223

Total Assets	$54,355,235	$55,538,096

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$18,078,765	$19,912,516
Accrued liabilities	4,162,260	3,697,111
Notes payable	3,391,826	3,424,209
Obligations under capital leases	880,725	921,306
Billings in excess of costs and estimated earnings on uncompleted contracts	4,940,206	3,733,152

Total Current Liabilities	31,453,782	31,688,294
Deferred tax liability	1,276,837	1,265,045
Notes payable, less current portion	8,493,156	9,256,598
Obligations under capital leases, less current portion	1,659,359	1,875,712

Total Liabilities	42,883,134	44,085,649

Commitments and contingencies
Stockholders’ Equity:
Preferred stock-$.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock-$.001 par value; 15,000,000 shares authorized, 3,601,250 and 3,559,938 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	1,324,078	1,304,424

Total Stockholders’ Equity	11,472,101	11,452,447

Total Liabilities and Stockholders’ Equity	$54,355,235	$55,538,096

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$33,906,983	$35,051,290
Cash paid to suppliers and employees	(32,417,336)	(36,446,783)
Interest received	17,751	25,652
Interest paid	(107,852)	(101,338)

Net cash provided by (used in) operating activities	1,399,546	(1,471,179)

Cash flows from investing activities:
Decrease in restricted cash	673,291	300,089
Proceeds from sale of property and equipment	2,000	89,424
Purchase of property and equipment	(13,166)	(33,442)

Net cash provided by investing activities	662,125	356,071

Cash flows from financing activities:
Repayment of notes payable	(899,576)	(506,110)
Repayment of capital lease obligations	(256,934)	(285,815)

Net cash used in financing activities	(1,156,510)	(791,925)

Net increase (decrease) in cash and cash equivalents	905,161	(1,907,033)
Cash and cash equivalents at beginning of period	3,289,535	2,228,506

Cash and cash equivalents at end of period	$4,194,696	$321,473

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income to Net Cash Provided by (Used in) Operating Activities:
Net Income	$19,654	$20,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	690,735	685,651
Gain on sale of property and equipment	(2,000)	(57,484)
Deferred taxes, net	11,792	—
Allowance for doubtful accounts	30,858	30,973
Changes in Operating Assets and Liabilities:
Accounts receivable	(499,432)	(1,576,503)
Prepaid expenses and other	390,184	128,170
Inventory	(100,920)	(194,535)
Costs and estimated earnings in excess of billings on uncompleted contracts	152,383	(766,992)
Refundable deposits	(17,250)	—
Claims receivable	852,867	—
Other assets	32,223	—
Accounts payable	(1,833,751)	(2,645,879)
Accrued liabilities	465,149	528,330
Income tax payable	—	12,184
Billings in excess of costs and estimated earnings on uncompleted contracts	1,207,054	2,364,599

Net cash provided by (used in) operating activities	$1,399,546	$(1,471,179)

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

     Liquidity:

          The Company had income from operations for the three months ended March 31, 2003 and 2002 of $19,654 and $20,307 and has provided (used) cash in operating activities of $1,399,546 and ($1,471,179) for the three months ended March 31, 2003 and 2002. In order to improve working capital, the Company executed a definitive agreement on March 22, 2002 to sell certain pit assets to United Metro Materials Inc. (“United Metro”). The transaction closed on May 9, 2002. If sales from the certain pit assets sold to United Metro during the twenty-four month period beginning May 2002, as measured in tons of materials sold, meet or exceed a stipulated minimum amount, United Metro will pay an additional $250,000 as specified in the purchase agreement. During 2003, the Company may also consider the disposal of other assets as a means to increase working capital. Should the Company not be able to sell other assets, or raise additional capital to generate sufficient cash flows from operations, management of the Company will need to develop alternative strategies that may ultimately impact the operations and financial condition of the Company.

2.      Presentation of Interim Information:

          The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the periods presented in the accompanying financial statements have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of operating results for the entire year.

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

          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2003, the total amount of contract claims filed by the Company with various public entities was $46,601,386. Of that sum, the Company’s portion was $29,953,191 and the balance of $16,648,195 pertains to a prime contractor or subcontractors’ claims.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Revenue and Cost Recognition (Continued):

          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $7,496,118 in cumulative claim revenue to offset a portion of the costs incurred to-date on the claims. Claims receivable are segregated between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $7,496,118 as of March 31, 2003 and $387,878 and $7,961,107 as of December 31, 2002.

          As of March 31, 2003 and December 31, 2002, the Company has also recorded $126,860 in its costs and estimated earnings in excess of billings on uncompleted contracts (“Underbillings”) for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with contracts on which claims have been filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $7,622,978, net of professional fees, will result in a charge to earnings. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will result in an increase in income.

          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,008,399. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner.

          The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

4.      Recent Accounting Pronouncements:

          In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

          In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

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

for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

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

5.     Notes Payable:

          Summary of first quarter additions to notes payable and its balance at March 31, 2003:

Note payable, interest rate at 6.75%, with monthly payments of $2,416, due January 31, 2006, collateralized by equipment	$74,591
Note payable, interest rate at 6.75%, with monthly payments of $775, due February 1, 2006, collateralized by equipment	23,929

$98,520
Less: current portion	(32,648)

$65,872

          Following are maturities of the above long-term debt for each of the next three years:

2004	$32,648
2005	34,921
2006	30,951

$98,520

6.      Line of Credit:

          Effective April 1, 2003, the Company amended the line of credit agreement. Under the amended agreement, the interest rate was adjusted to Chase Manhattan Bank’s prime rate, plus 1.25% through January 1, 2004 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2007. The line of credit is collateralized by all of the Company’s assets. Under the terms of the line of credit, the Company is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth. As of March 31, 2003, the Company was in compliance with the covenants. As of March 31, 2003 and December 31, 2002, Meadow Valley Corporation had drawn down the entire $7,000,000, from the line of credit.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Commitments:

          During the quarter ended March 31, 2003, the Company leased various pieces of equipment, with a combined monthly payment of $49,817. Minimum future rental payments under the non-cancelable operating leases as of March 31, 2003 and for each of the next five years are:

2004	$597,807
2005	597,807
2006	597,807
2007	447,820
2008	339,759

$2,581,000

          During the quarter ended March 31, 2003, the Company executed employment agreements with some of its key officers that provide for an annual salary and various other benefits and incentives. As of March 31, 2003 the total commitments, excluding benefits and incentives, amount to $1,169,250.

          In November 2002 the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.      Statement of Cash Flows:

     Non-Cash Operating Activities:

          The Company recognized operating activities that affected assets and liabilities, but did not result in cash receipts or payments. This non-cash activity is as follows:

          During the three months ended March 31, 2003 and 2002, the Company had a net increase in the allowance for doubtful accounts receivable of $30,858 and $30,973, respectively.

     Non-Cash Investing and Financing Activities:

          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

          During the three months ended March 31, 2003 and 2002, the Company financed the purchase of equipment in the amounts of $103,751 and $1,257,345, respectively.

9.      Litigation and Claim Matters:

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

          The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $27,465,989 of which approximately $23,703,059 is on behalf of the Company and the balance of $3,762,930 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – The approximate total value of claims on this project is $19,135,397 of which approximately $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, constructive changes, plan errors and omissions, contract modifications and associated delay costs.

          The above claims combined total approximately $46,601,386. Of that sum, the Company’s portion of the claims total approximately $29,953,191 and the balance of approximately $16,648,195 pertains to prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Relative to the aforementioned claims, the Company has recorded approximately $7,496,118 in cumulative claim revenue to offset a portion of costs incurred to date on the claims. In addition, the Company has also recorded approximately $126,860 in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $7,622,978, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will increase income.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.      Litigation and Claim Matters (Continued):

          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted.

(3)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003, for mutual consideration, J&D and MVCI entered into a settlement agreement whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(4)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.      Litigation and Claim Matters (Continued):

(5)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Plaintiffs filed a notice of dismissal without prejudice on April 22, 2003

10.      Stock Option Plan:

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

          All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the three months ended March 31, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income (loss) and earnings per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net income, as reported	$19,654	$20,307
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(58,604)	(26,457)

Pro forma net loss	$(38,950)	$(6,150)

Basic net income (loss) per common share
As Reported	$0.01	$0.01
Pro forma	(0.01)	0.00
Diluted net income (loss) per common share
As Reported	$0.01	$0.01
Pro forma	(0.01)	0.00

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.      Stock Option Plan (Continued):

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

12.      Segment Information:

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

	Three Months Ended March 31,

	2003		2002

	Construction		Construction
(dollars in thousands)	Services	Materials	Services	Materials

Gross revenue	$22,363	$9,949	$26,629	$9,259
Intercompany revenue	—	118	—	883
Cost of revenue	21,514	9,092	25,803	8,443
Interest income	16	2	22	4
Interest expense	62	46	63	38
Depreciation and amortization	381	310	424	261
Income (loss) before taxes	(249)	280	(283)	315
Income tax benefit (expense)	94	(105)	106	(118)
Net income (loss)	(155)	175	(177)	197
Total assets	38,553	15,802	48,128	14,766

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

          The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $73.4 million at March 31, 2003, compared to approximately $63.5 million at March 31, 2002. At March 31, 2003, the Company’s backlog included approximately $58.0 million of work that is scheduled for completion during 2003.

          Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2003, the total amount of contract claims filed by the Company with various public entities was $46,601,386. Of that sum, the Company’s portion was $29,953,191 and the balance of $16,648,195 pertains to a prime contractor and subcontractors’ claims. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $7,496,118 in cumulative claim revenue to offset a portion of the costs incurred to-date on the claims. The Company segregates its claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $7,496,118 as of March 31, 2003 and $387,878 and $7,961,107 as of December 31, 2002. As of March 31, 2003 and December 31, 2002, the Company has also recorded $126,860, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with contracts on which claims have been filed. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $7,622,978, net of professional fees, will result in a charge to earnings. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will result in an increase in income.

          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,008,399. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Critical Accounting Policies

          Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage of completion accounting method, our allowance for doubtful accounts and the allowance for obsolete inventory. The revenue recognition and cost estimation accounting method is applied by our Construction Services Operations to heavy construction projects executed under multi-year contracts with various customers.

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

          We are also required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2003 and December 31, 2002 amounted to $318,191 and $287,333, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated.

          In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At March 31, 2003 and December 31, 2002, inventories of $2,204,020 and $2,103,100 respectively, are net of reserves of $1,000,000. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions.

Results of Operations

          The following table sets forth, for the three months ended March 31, 2003 and 2002, certain items derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

	Three Months Ended
	March 31,

	2003	2002

Revenue	100.0%	100.0%
Gross Profit	5.3%	4.7%
General and administrative expenses	4.9%	4.4%
Interest income	0.0%	0.1%
Interest expense	-0.3%	-0.3%
Other income	0.0%	0.0%
Income before income taxes	0.1%	0.1%
Income tax expense	0.0%	0.0%
Net income	0.1%	0.1%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          Revenue and Backlog. Revenue for the three months ended March 31, 2003 (“interim 2003”) was $32.2 million compared to $35.0 million for the three months ended March 31, 2002 (“interim 2002”). The decrease in revenue was the result of a $4.3 million decrease in construction services, offset by a $1.5 million increase in revenue generated from construction materials sales to non-affiliates. Revenue may be impacted in any one period by the backlog at the beginning of the period. Backlog at the beginning of this fiscal year was $68.7 million compared to $76.0 million a year ago, therefore revenue was impacted by the amount of the period’s beginning backlog. Backlog increased to $73.4 million at March 31, 2003 from $63.5 million at March 31, 2002. Because so much of the Company’s business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that the Company bids on and wins. Bid bonds provided by the Company’s surety company are required on most of the contracts that the Company bids, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by the Company. Limitations to the Company’s surety credit continue to inhibit the Company’s ability to materially increase contract backlog. Surety credit limits may be improved as the Company’s financial performance improves, but there can be no assurance that surety credit will improve as there also exist insurance industry and individual insurance company dynamics that are unrelated to the Company’s performance.

          Gross Profit. Consolidated gross profit increased to $1.7 million for interim 2003 from $1.6 million for interim 2002 and consolidated gross margin, as a percent of revenue, increased to 5.3% in interim 2003 from 4.7% in interim 2002. Gross profit from construction services remained flat at $.8 million in interim 2003 compared to $.8 million in interim 2002 and the gross profit margin increased to 3.8% from 3.1% in the respective periods. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from construction materials increased to $.9 million in interim 2003 from $.8 million in interim 2002 and the gross profit margin decreased to 8.7% from 9.7% in the respective periods. The decrease in gross profit margin results from an increase in the cost of production, and due to competition, the inability to effectively raise product prices.

          General and Administrative Expenses. General and administrative expenses remained relatively flat with a slight increase to $1.6 million for interim 2003 from $1.5 million for interim 2002.

          Interest Income and Expense. Interest income for interim 2003 decreased to $.02 million from $.03 million for interim 2002 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2003 remained flat at $.1 million compared to $.1 million for interim 2002, due primarily to a consistent variable interest rate on the LOC in interim 2003 compared to the variable interest rate in interim 2002.

          Net Income. Net income was $.02 million in interim 2003 as compared to a net income of $.02 million for interim 2002

Liquidity and Capital Resources

          The Company’s primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the construction materials business. Historically, the Company’s primary source of cash has been from operations.

          The following table sets forth for the three months ended March 31, 2003 and 2002, certain items from the condensed consolidated statements of cash flows.

	Three Months Ended
	March 31,

	2003	2002

Cash Flows Provided by (Used in) Operating Activities	$1,399,546	$(1,471,179)
Cash Flows Provided by Investing Activities	662,125	356,071
Cash Flows Used in Financing Activities	(1,156,510)	(791,925)

          Cash provided by operating activities during interim 2003 amounted to $1.4 million, primarily the result of a decrease in costs in excess of billings of $.2 million, a decrease in claims receivable of $.9 million, a decrease in prepaid expenses and other of $.4 million, an increase in billings in excess of costs of $1.2 million, an increase in accrued liabilities of $.5 million and depreciation and amortization of $.7 million, offset, in part, by an increase in accounts receivable of $.5 million, an increase in inventory of $.1 million and a decrease in accounts payable of $1.8 million.

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

          Cash provided by investing activities during interim 2003 amounted to $.7 million related primarily to a decrease in restricted cash of $.7 million.

          Cash provided by investing activities during interim 2002 amounted to $.4 million related primarily to a decrease in restricted cash of $.3 million and proceeds from the sale of property and equipment in the amount of $.1 million.

          Cash used in financing activities during interim 2003 amounted to $1.2 million related to the repayment of notes payable and capital lease obligations of $1.2 million.

          Cash used in financing activities during interim 2002 amounted to $.8 million related primarily to the repayment of notes payable and capital lease obligations of $.8 million.

Recent Accounting Pronouncements

          In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

          In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

          In December 2002, FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate or commodity price market risk.

          Interest Rate Risk — From time to time the Company temporarily invests its cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company’s management monitors risk exposure to monies invested in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalent in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk to exposure for changes in interest rates relates to the Company’s long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

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

          The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $27,465,989 of which approximately $23,703,059 is on behalf of the Company and the balance of $3,762,930 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – The approximate total value of claims on this project is $19,135,397 of which approximately $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, constructive changes, plan errors and omissions, contract modifications and associated delay costs.

          The above claims combined total approximately $46,601,386. Of that sum, the Company’s portion of the claims total approximately $29,953,191 and the balance of approximately $16,648,195 pertains to prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Relative to the aforementioned claims, the Company has recorded approximately $7,496,118 in cumulative claim revenue to offset a portion of costs incurred to date on the claims. In addition, the Company has also recorded approximately $126,860 in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $7,622,978, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will increase income.

          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-

claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted.

(3)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003 for mutual consideration, J&D and MVCI entered into a settlement agreement whereby the two parties dismiss their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(4)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(5)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Plaintiffs filed a notice of dismissal without prejudice on April 22, 2003

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

10.231	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.

10.232	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.

10.233	Indemnification Agreement with Clint Tryon

10.234	Master Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.235	Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.236	Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.237	Lease Agreement with Caterpillar Financial Services Corporation

10.238	Lease Agreement with Caterpillar Financial Services Corporation

99.15	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson

99.16	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon

b.	Reports on Form 8-K:

The Company did not file a Form 8-K during the three months ended March 31, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Bradley E. Larson
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Clint Tryon
Clint Tryon
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibits:

10.231	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.

10.232	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc.

10.233	Indemnification Agreement with Clint Tryon

10.234	Master Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.235	Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.236	Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.237	Lease Agreement with Caterpillar Financial Services Corporation

10.238	Lease Agreement with Caterpillar Financial Services Corporation

99.15	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson

99.16	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon