Form 10-Q
period 2003-06-30
MEADOW VALLEY CORP
filed 2003-08-13
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

     Number of shares outstanding of each of the registrant’s classes of common stock as of August 8, 2003:

Common Stock, $.001 par value
3,601,250 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUATER ENDED JUNE 30,2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Revenue:
Construction Services	$52,229,216	$59,391,151
Construction Materials	21,935,244	17,590,199

Total revenue	74,164,460	76,981,350

Cost of revenue:
Construction Services	50,247,657	57,420,766
Construction Materials	19,723,753	15,798,593

Total cost of revenue	69,971,410	73,219,359

Gross profit	4,193,050	3,761,991
General and administrative expenses	3,110,441	2,924,065

Income from operations	1,082,609	837,926

Other income (expense):
Interest income	33,651	53,817
Interest expense	(261,773)	(208,060)
Other income (expense)	11,044	(22,786)

	(217,078)	(177,029)

Income before income taxes	865,531	660,897
Income tax expense	(324,574)	(247,836)

Net income	$540,957	$413,061

Basic net income per common share	$0.15	$0.12

Diluted net income per common share	$0.15	$0.12

Basic weighted average common shares outstanding	3,584,955	3,559,938

Diluted weighted average common shares outstanding	3,584,955	3,559,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Revenue:
Construction Services	$29,866,194	$32,762,104
Construction Materials	12,104,155	9,214,113

Total revenue	41,970,349	41,976,217

Cost of revenue:
Construction Services	28,733,952	31,617,737
Construction Materials	10,749,515	8,238,863

Total cost of revenue	39,483,467	39,856,600

Gross profit	2,486,882	2,119,617
General and administrative expenses	1,530,775	1,395,788

Income from operations	956,107	723,829

Other income (expense):
Interest income	15,900	28,165
Interest expense	(153,921)	(106,722)
Other income (expense)	15,999	(16,866)

	(122,022)	(95,423)

Income before income taxes	834,085	628,406
Income tax expense	(312,782)	(235,652)

Net income	$521,303	$392,754

Basic net income per common share	$0.14	$0.11

Diluted net income per common share	$0.14	$0.11

Basic weighted average common shares outstanding	3,601,250	3,559,938

Diluted weighted average common shares outstanding	3,601,250	3,559,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$4,018,773	$3,289,535
Restricted cash	1,330,657	1,681,361
Accounts receivable, net	24,013,446	21,203,373
Claims receivable	—	387,878
Prepaid expenses and other	800,272	1,573,614
Inventory, net	2,003,201	2,103,100
Land held for sale	711,531	711,531
Costs and estimated earnings in excess of billings on uncompleted contracts	653,935	1,543,061

Total Current Assets	33,531,815	32,493,453
Property and equipment, net	13,329,306	14,555,646
Refundable deposits	67,854	50,604
Mineral rights and pit development, net	416,529	445,063
Claims receivable, less current portion	7,622,978	7,961,107
Other assets	—	32,223

Total Assets	$54,968,482	$55,538,096

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$18,014,162	$19,912,516
Accrued liabilities	4,377,586	3,697,111
Notes payable	3,272,723	3,424,209
Obligations under capital leases	857,037	921,306
Billings in excess of costs and estimated earnings on uncompleted contracts	5,699,703	3,733,152

Total Current Liabilities	32,221,211	31,688,294
Deferred tax liability	1,588,757	1,265,045
Notes payable, less current portion	7,726,469	9,256,598
Obligations under capital leases, less current portion	1,438,641	1,875,712

Total Liabilities	42,975,078	44,085,649

Commitments and contingencies :
Stockholders’ Equity:
Preferred stock-$.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock-$.001 par value; 15,000,000 shares authorized, 3,601,250 and 3,559,938 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	1,845,381	1,304,424

Total Stockholders’ Equity	11,993,404	11,452,447

Total Liabilities and Stockholders’ Equity	$54,968,482	$55,538,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$74,829,545	$72,723,552
Cash paid to suppliers and employees	(71,930,002)	(73,949,357)
Interest received	33,651	53,817
Interest paid	(261,773)	(208,060)
Income taxes paid	(862)	—

Net cash provided by (used in) operating activities	2,670,559	(1,380,048)

Cash flows from investing activities:
Decrease in restricted cash	350,704	53,782
Proceeds from sale of property and equipment	58,950	647,870
Purchase of property and equipment	(40,730)	(42,878)
Proceeds from sale of mineral rights and pit development	—	557,587

Net cash provided by investing activities	368,924	1,216,361

Cash flows from financing activities:
Repayment of notes payable	(1,808,905)	(1,095,092)
Repayment of capital lease obligations	(501,340)	(722,272)

Net cash used in financing activities	(2,310,245)	(1,817,364)

Net increase (decrease) in cash and cash equivalents	729,238	(1,981,051)
Cash and cash equivalents at beginning of period	3,289,535	2,228,506

Cash and cash equivalents at end of period	$4,018,773	$247,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income to Net Cash Provided by (Used in) Operating Activities:
Net Income	$540,957	$413,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,374,656	1,430,055
Gain on sale of property and equipment	(10,712)	(45,103)
Deferred taxes, net	323,712	247,836
Allowance for doubtful accounts	106,858	67,727
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,916,931)	(5,029,449)
Prepaid expenses and other	773,342	179,863
Inventory	99,899	2,424,655
Costs and estimated earnings in excess of billings on uncompleted contracts	889,126	721,636
Refundable deposits	(17,250)	—
Claims receivable	726,007	(1,960,508)
Other assets	32,223	40,485
Accounts payable	(1,898,354)	(2,107,059)
Accrued liabilities	680,475	158,341
Billings in excess of costs and estimated earnings on uncompleted contracts	1,966,551	2,078,412

Net cash provided by (used in) operating activities	$2,670,559	$(1,380,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Polices and Use of Estimates:

        Presentation of Interim Information:

          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2003 and the results of our operations and cash flows for the periods presented. The December 31, 2002 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

        Nature of Corporation:

          Meadow Valley Corporation was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) the construction service segment and Ready Mix, Inc. (“RMI”) the construction materials segment. MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, channels, roadways, and the paving of highways and airport runways in the states of Nevada, Arizona and Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

        Reclassifications:

          Certain balances for the periods ended June 30, 2002 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

        Liquidity:

          The Company had income from operations for the six months ended June 30, 2003 and 2002 of $540,957 and $413,061 and has provided (used) cash in operating activities of $2,670,559 and ($1,380,048) for the six months ended June 30, 2003 and 2002. In order to improve working capital, the Company executed a definitive agreement on March 22, 2002 to sell certain pit assets to United Metro Materials Inc. (“United Metro”). The transaction closed on May 9, 2002. If sales from the certain pit assets sold to United Metro during the twenty-four month period beginning May 2002, as measured in tons of materials sold, meet or exceed a stipulated minimum amount, United Metro will pay an additional $250,000 as specified in the purchase agreement. As of June 30, 2003 the stipulated minimum amount had not been met. During 2003 and in the future until management achieves a desired level of working capital, the Company may also consider the disposal of other assets as a means to increase working capital. Should the Company not be able to sell other assets, raise additional capital or generate sufficient cash flows from operations, management of the Company will need to develop alternative strategies that may ultimately impact the operations and financial condition of the Company.

        Revenue and Cost Recognition:

          Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontracting, direct materials and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Summary of Significant Accounting Polices and Use of Estimates (Continued):

        Revenue and Cost Recognition (Continued):

progress. Project losses are provided in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.

          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2003, the total amount of contract claims filed by the Company with various public entities was $46,601,386. Of that sum, the Company’s portion is $29,953,191 and the balance of $16,648,195 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative claim revenue to offset a portion of the costs incurred to-date on the claims. Claims receivable are segregated between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $7,622,978 as of June 30, 2003 and $387,878 and $7,961,107 as of December 31, 2002.

          As of June 30, 2003 and December 31, 2002, the Company has also recorded $0 and $126,860 in its costs and estimated earnings in excess of billings on uncompleted contracts (“Underbillings”) for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with contracts on which claims have been filed.

          Although the Company believes that the claims receivable amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $7,622,978, net of professional fees, will result in a charge to earnings. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will result in an increase in income.

          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. As of June 30, 2003 and December 31, 2002, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,008,399 and $2,013,897, respectively. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Summary of Significant Accounting Polices and Use of Estimates (Continued):

        Stock Option Plan (Continued):

          All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company’s financial statements for the six months ended June 30, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Net income, as reported	$540,957	$413,061
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(58,604)	(52,913)

Pro forma net income	$482,353	$360,148

Basic net income per common share
As Reported	$0.15	$0.12
Pro forma	0.13	0.10
Diluted net income per common share
As Reported	$0.15	$0.12
Pro forma	0.13	0.10

          The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001: expected life of options of 5 years, expected volatility of 60.85%, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 was approximated $.97.

2.     Recent Accounting Pronouncements:

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Land held for sale:

          In September 2002, the Company paid $711,531 to acquire a parcel of land. The land is held for sale by the construction materials segment. The Company entered into an agreement to sell the land to a third party on February 4, 2003 for $1,000,000. The Company has agreed to extend the close of escrow on the sale of the land. The agreed upon estimated close of escrow will be on or about September 12, 2003.

4.     Notes Payable:

          Summary of second quarter additions to notes payable and its balance at June 30, 2003:

Note payable, interest rate at 6.65%, with monthly payments of $723, due July 9, 2006, collateralized by equipment	$23,539
Less: current portion	(7,332)

$16,207

          Following are maturities of the above long-term debt for each of the next three years:

2004	$7,332
2005	7,835
2006	8,372

$23,539

5.     Line of Credit:

          Effective April 1, 2003, the Company amended the line of credit agreement. Under the amended agreement, the interest rate was adjusted to Chase Manhattan Bank’s prime rate, plus 1.25% through January 1, 2004 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2007. The line of credit is collateralized by all of the Company’s assets. Under the terms of the line of credit, the Company is required to comply with certain covenants requiring the maintenance of a certain level of tangible net worth and a ratio of total debt to tangible net worth. As of June 30, 2003, the Company was in compliance with these covenants. As of June 30, 2003 and December 31, 2002, Meadow Valley Corporation had drawn down the entire $7,000,000, from the line of credit.

6.     Commitments:

          During the quarter ended June 30, 2003, the Company amended two lease agreements for office space, with a combined monthly payment of $7,815. Minimum future rental payments under the non-cancelable operating leases as of June 30, 2003 and for each of the next five years are:

2004	$94,154
2005	84,320
2006	26,014
2007	27,310
2008	23,700

$255,498

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Commitments (Continued):

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

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

7.     Statement of Cash Flows:

        Non-Cash Operating Activities:

          The Company recognized operating activities that affected assets and liabilities, but did not result in cash receipts or payments. This non-cash activity is as follows:

          During the six months ended June 30, 2003 and 2002, the Company had a net increase in the allowance for doubtful accounts of $106,858 and $67,727, respectively.

        Non-Cash Investing and Financing Activities:

          The Company recognized investing and financing activities that affected assets, but did not result in cash receipts or payments. These non-cash activities are as follows:

          During the six months ended June 30, 2003 and 2002, the Company financed the purchase of equipment in the amount of $127,290 and $1,542,801, respectively.

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

          The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $27,465,989 of which $23,703,059 is on behalf of the Company and the balance of $3,762,930 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – The approximate total value of claims on this project is $19,135,397 of which $6,250,132 is on behalf of the Company and the balance of $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, constructive changes, plan errors and omissions, contract modifications and associated delay costs.

          The above claims combined total $46,601,386. Of that sum, the Company’s portion of the claims total $29,953,191 and the balance of $16,648,195 pertains to prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation continues, resolution of issues, settlement progress and/or payments made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative claim revenue to offset a portion of costs incurred to date on the claims. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than $7,622,978, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will increase income.

          As of June 30, 2003, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Litigation and Claim Matters (Continued):

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to Meadow Valley Contractors, Inc. (MVCI) on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Plaintiffs filed a notice of dismissal without prejudice on April 22, 2003.

9.     Subsequent Events:

          In July 2003, new contracts in the approximate amount of $20.8 million were awarded to the Company. These contracts are not included in the June 30, 2003 backlog. As of August 8, 2003, the Company was low bidder on an additional contract valued at approximately $8.5 million that should be awarded during August 2003 at which time the contract value will be added to backlog.

          In July 2003, the Company leased a piece of equipment, with a monthly payment of $1,143. The operating lease expires in July 2005.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Segment Information:

          The Company manages and operates two segments, construction services and construction materials. The construction services segment provides construction services to a broad range of public and some private customers primarily in the western states of Arizona, Nevada and Utah. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of two locations in the Las Vegas, Nevada vicinity, one location in the Moapa, Nevada vicinity and two locations in the Phoenix, Arizona vicinity.

	Six Months Ended June 30,

	2003		2002

	Construction		Construction
	Services	Materials	Services	Materials

(dollars in thousands)
Gross revenue	$52,229	$22,063	$59,391	$19,129
Intercompany revenue	—	128	—	1,539
Cost of revenue	50,247	19,852	57,421	17,337
Interest income	30	4	49	5
Interest expense	(148)	(114)	(131)	(77)
Depreciation and amortization	754	621	876	554
Income (loss) before taxes	(63)	928	(106)	767
Income tax benefit (expense)	24	(348)	40	(288)
Net income (loss)	(39)	580	(66)	479
Total assets	38,775	16,193	47,956	14,461

          There are no differences in accounting principles between the segments. All costs related to the holding company and centrally incurred costs are allocated to the construction services segment. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Disclosure

          This Quarterly Report on Form 10-Q contains “ forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Meadow Valley Corporation that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Meadow Valley’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-K under the section entitled “Risk Factors”. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Meadow Valley Corporation undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

General

          The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

          Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

          The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $49.5 million at June 30, 2003, compared to approximately $47.7 million at June 30, 2002. At June 30, 2003, the Company’s backlog included approximately $38.0 million of work that is scheduled for completion during 2003.

          Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2003, the total amount of contract claims filed by the Company with various public entities was $46,601,386. Of that sum, the Company’s portion is $29,953,191 and the balance of $16,648,195 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative claim revenue to offset a portion of the costs incurred to-date on the claims. The Company segregates its claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $7,622,978 as of June 30, 2003 and $387,878 and $7,961,107 as of December 31, 2002. As of June 30, 2003 and December 31, 2002, the Company has also recorded $0 and $126,860, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with contracts on which claims have been filed.

          Although the Company believes that the claims receivable amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $7,622,978, net of professional fees, will result in a charge to earnings. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will result in an increase in income.

          As of June 30, 2003, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Critical Accounting Policies

          Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for obsolete inventory. The revenue recognition and cost estimation accounting method is applied by our Construction Services Operations to heavy construction projects executed under multi-year contracts with various customers.

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

          The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our financial statements. A number of internal and external factors affect our percentage-of-completion estimates, including labor rate and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our financial statements.

          We are also required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2003 and December 31, 2002 amounted to $394,191 and $287,333, respectively. We determine our reserve by using percentages applied to certain aged receivable categories, percentages of certain types of revenue generated and identification of any receivable in which management deems collection is not probable.

          In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At June 30, 2003 and December 31, 2002, inventories of $2,003,201 and $2,103,100 respectively, are net of reserves of $1,000,000. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions.

Results of Operations

          The following table sets forth, for the six months ended June 30, 2003 and 2002, certain items derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	5.7%	4.9%	5.9%	5.0%
General and administrative expenses	4.2%	3.8%	3.6%	3.3%
Interest income	0.0%	0.0%	0.0%	0.1%
Interest expense	-0.3%	-0.3%	-0.3%	-0.3%
Other income	0.0%	0.0%	0.0%	0.0%
Income before income taxes	1.2%	0.8%	2.0%	1.5%
Income tax expense	-0.5%	-0.3%	-0.8%	-0.6%
Net income	0.7%	0.5%	1.2%	0.9%

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          Revenue and Backlog. Consolidated revenue for the six months ended June 30, 2003 (“interim 2003”) was $74.2 million compared to $77.0 million for the six months ended June 30, 2002 (“interim 2002”). The decrease in revenue was the result of a $7.2 million decrease in construction services segment, offset by a $4.3 million increase in revenue generated from increased volume sales in the construction materials segment. Backlog at the beginning of this fiscal year was $68.7 million compared to $76.0 million a year ago. Revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2003. Revenue may be impacted in any one period by the backlog at the beginning of the period. Backlog increased 3.8% to $49.5 million at June 30, 2003 from $47.7 million at June 30, 2002. Because so much of the Company’s business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that the Company bids on and wins. Bid bonds provided by the Company’s surety company are required on most of the contracts that the Company bids, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by the Company. Recent limitations to the Company’s surety credit have contributed to the Company’s limited backlog. Surety credit limits may be improved as the Company’s financial performance improves, but there can be no assurance that surety credit will improve.

          Gross Profit. Consolidated gross profit increased to $4.2 million for interim 2003 from $3.8 million for interim 2002 and consolidated gross margin, as a percent of revenue, increased to 5.7% in interim 2003 from 4.9% in interim 2002. Gross profit from construction services remained flat at $2.0 million in interim 2003 from $2.0 million in interim 2002, but the gross profit margin increased to 3.8% from 3.3% in the respective periods. The increase in the construction services gross profit margin was the result of improved gross profit margins on awarded projects. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the higher gross profit as of June 30, 2003 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $2.2 million in interim 2003 from $1.8 million in interim 2002 and the gross profit margin decreased slightly to 10.1% from 10.2% in the respective periods. The slight decrease in the gross profit margin in the construction materials segment during interim 2003 is the result of increased price competition in a challenging economic environment.

          General and Administrative Expenses. General and administrative expenses increased to $3.1 million for interim 2003 from $2.9 million for interim 2002. The increase resulted primarily from a $.2 million increase of general and administrative expenses related to employee salary increases and bonuses.

          Interest Income and Expense. Interest income for interim 2003 decreased to $.03 million from $.05 million for interim 2002 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2003 increased to $.26 million from $.21 million for interim 2002.

          Net Income. Net income was $.54 million in interim 2003 as compared to a net income of $.41 million for interim 2002.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          Revenue and Backlog. Consolidated revenue for the three months ended June 30, 2003 (“interim 2003”) was $42.0 million compared to $42.0 million for the three months ended June 30, 2002 (“interim 2002”). Although the total revenue remained flat, the construction services segment experienced a decrease in revenue of $2.9 million, offset by a $2.9 million increase in revenue generated from increased volume sales in the construction materials segment. Backlog at the beginning of this year’s second quarter increased to $73.4 million compared to $63.5 million a year ago. Second quarter revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of the second quarter. Revenue may be impacted in any one period by the backlog at the beginning of the period. Backlog increased 3.8% to $49.5 million at June 30, 2003 from $47.7 million at June 30, 2002.

          Gross Profit. Consolidated gross profit increased to $2.5 million for interim 2003 from $2.1 million for interim 2002 and consolidated gross margin, as a percent of revenue, increased to 5.9% in interim 2003 from 5.0% in interim 2002. Gross profit from construction services remained even at $1.1 million in interim 2003 compared to $1.1 million in interim 2002 and the gross profit margin increased to 3.8% from 3.5% in the respective periods. The increase in the construction services gross profit was the result of improved gross profit margins on awarded projects. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the higher gross profit as of June 30, 2003 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $1.4 million in interim 2003 from $1.0 million in interim 2002 and the gross profit margin increased to 11.2% from 10.6% in the respective periods. The improved performance for the construction materials segment during interim 2003 is the result of a 31% increase in revenue from increased volume sales, resulting in a lower unit cost, compared to interim 2002.

          General and Administrative Expenses. General and administrative expenses increased to $1.5 million for interim 2003 from $1.4 million for interim 2002. The $.1 million increase of general and administrative expenses related to various employee salary increases and bonuses.

          Interest Income and Expense. Interest income for interim 2003 decreased to $.02 million from $.03 million for interim 2002 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2003 increased to $.15 million from $.11 million for interim 2002.

          Net Income. Net income was $.52 million in interim 2003 as compared to a net income of $.39 million for interim 2002.

Liquidity and Capital Resources

          The Company’s cash flow has been slowly recovering from the detrimental restrictions placed upon it from the costs to complete the projects in New Mexico, which have resulted in the filing of several claims against the New Mexico State Highway and Transportation Department.

          Low levels of working capital make the Company’s financial well-being sensitive to even small changes in profitability. As of June 30, 2003 and December 31, 2002 working capital was $1,310,604 and $805,159, respectively. Working capital will remain limited until such time as the Company’s claims receivable are collected. The Company continues efforts to improve working capital. The Company is currently investigating the possibility of refinancing or replacing a portion of the Company’s rolling stock fleet to obtain favorable pricing and interest rates resulting in a lower monthly cash outflow.

          The Company’s primary need for capital has been to finance growth in its core business as a heavy construction contractor and its expansion into the construction materials business. Historically, the Company’s primary source of cash has been from operations.

          The following table sets forth for the six months ended June 30, 2003 and 2002, certain items from the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30,

	2003	2002

Cash Flows Provided by (Used in) Operating Activities	$2,670,559	$(1,380,048)
Cash Flows Provided by Investing Activities	368,924	1,216,361
Cash Flows Used in Financing Activities	(2,310,245)	(1,817,364)

          Cash provided by operating activities during interim 2003 amounted to $2.7 million, primarily the result of a decrease in costs in excess of billings of $.9 million, a decrease in claims receivable, net of $.7 million, a decrease in inventory of $.1 million, a decrease in prepaid expenses of $.8 million, an increase in billings in excess of costs of $2.0 million, an increase in accrued liabilities of $.7 million, an increase in deferred taxes, net of $.3 million, depreciation and amortization of $1.4 million and net income of $.5 million, offset, in part, by an increase in accounts receivable of $2.9 million and a decrease in accounts payable of $1.9 million.

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

          Cash provided by investing activities during interim 2003 amounted to $.4 million related primarily to the proceeds received from the sale of property and equipment in the amount of $.1 million and a decrease in restricted cash of $.4 million, offset by the purchase of property and equipment of $.1 million.

          Cash provided by investing activities during interim 2002 amounted to $1.2 million related primarily to the proceeds received from the sale of property and equipment in the amount of $.6 million, a decrease in pit development of $.6 million and a decrease in restricted cash of $.05 million, offset by the purchase of property and equipment of $.04 million.

          Cash used in financing activities during interim 2003 amounted to $2.3 million related to the repayment of notes payable and capital lease obligations of $2.3 million.

          Cash used in financing activities during interim 2002 amounted to $1.8 million related to the repayment of notes payable and capital lease obligations of $1.8 million.

Recent Accounting Pronouncements

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

Website Access

          Our website address is www.meadowvalley.com. On our website we make available, free of charge, our annual report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to Beneficial Ownership of Securities, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

          Interest Rate Risk – From time to time the Company temporarily invests its cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company’s management monitors risk exposure to monies invested in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalent in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary exposure to market risk from changes in interest rates relates to the Company’s long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

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

          The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Five contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $27,465,989 of which $23,703,059 is on behalf of the Company and the balance of $3,762,930 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – The approximate total value of claims on this project is $19,135,397 of which $6,250,132 is on behalf of the Company and the balance of $12,885,265 is on behalf of subcontractors. The primary issues are changed conditions, constructive changes, plan errors and omissions, contract modifications and associated delay costs.

          The above claims combined total $46,601,386. Of that sum, the Company’s portion of the claims total $29,953,191 and the balance of $16,648,195 pertains to prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation continues, resolution of issues, settlement progress and/or payments made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative claim revenue to offset a portion of costs incurred to date on the claims. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than $7,622,978, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will increase income.

          As of June 30, 2003, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to Meadow Valley Contractors, Inc. (MVCI) on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	The Company and all of its Directors were served with a civil Complaint by Silver State Materials Corp. and Cyrus Spurlino (collectively “Plaintiffs”) in case no. CV-S-01-1436-KJD-LRL (USDC-NV). The Complaint primarily alleges that the Company’s October 1995 Registration Statement on Form S-1 was misleading in stating that the Company’s Directors were elected on a staggered basis because the Company’s Bylaws, providing for such staggered terms, were not so amended until April 1997, and that such amendment was not filed with the Securities and Exchange Commission. The Plaintiffs filed a notice of dismissal without prejudice on April 22, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

          At the Company’s Annual Meeting of Shareholders on June 17, 2003, nominees for Class A Directors as listed in the proxy statement, to hold office for a three year term, expiring 2006 or until their successors are chosen and qualified, were elected by the holders of Common Stock with the following vote:

	Affirmative	Negative	Authority
Class A Directors	Votes	Votes	Withheld

Charles E. Cowan	3,037,403	—	7,100
Kenneth D. Nelson	3,037,403	—	7,100
Alan A. Terril	3,037,403	—	7,100

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

	10.239	Amendment to Office Lease Agreement of the Registrant

	10.240	Amendment to Office Lease Agreement of the Registrant

	10.241	Security Agreement with The CIT Group/Equipment Financing, Inc.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

          On May 16, 2003, Meadow Valley Corporation filed a report on Form 8-K relating to its financial information for the quarter ended March 31, 2003, as presented in a press release of May 15, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION (Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer

By	/s/ Clint Tryon

Clint Tryon
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibits:

10.239	Amendment to Office Lease Agreement of the Registrant

10.240	Amendment to Office Lease Agreement of the Registrant

10.241	Security Agreement with The CIT Group/Equipment Financing, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.