Form 10-Q
period 2003-09-30
MEADOW VALLEY CORP
filed 2003-11-14
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Number of shares outstanding of each of the registrant’s classes of common stock as of November 12, 2003:

Common Stock, $.001 par value
3,601,250 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Revenue:
Construction Services	$84,053,359	$87,860,316
Construction Materials	32,957,202	26,644,128

Total revenue	117,010,561	114,504,444

Cost of revenue:
Construction Services	81,571,237	85,392,810
Construction Materials	29,845,344	23,872,181

Total cost of revenue	111,416,581	109,264,991

Gross profit	5,593,980	5,239,453
General and administrative expenses	4,981,158	4,359,550

Income from operations	612,822	879,903

Other income (expense):
Interest income	46,962	100,204
Interest expense	(382,622)	(329,942)
Other income	433,019	76,023

	97,359	(153,715)

Income before income taxes	710,181	726,188
Income tax expense	(266,318)	(272,320)

Net income	$443,863	$453,868

Basic net income per common share	$0.12	$0.13

Diluted net income per common share	$0.12	$0.13

Basic weighted average common shares outstanding	3,590,386	3,559,938

Diluted weighted average common shares outstanding	3,590,386	3,559,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Revenue:
Construction Services	$31,824,143	$28,469,165
Construction Materials	11,021,958	9,053,929

Total revenue	42,846,101	37,523,094

Cost of revenue:
Construction Services	31,323,580	27,972,044
Construction Materials	10,121,591	8,073,588

Total cost of revenue	41,445,171	36,045,632

Gross profit	1,400,930	1,477,462
General and administrative expenses	1,870,717	1,435,485

Income (loss) from operations	(469,787)	41,977

Other income (expense):
Interest income	13,311	46,387
Interest expense	(120,849)	(121,882)
Other income	421,975	98,809

	314,437	23,314

Income (loss) before income taxes	(155,350)	65,291
Income tax benefit (expense)	58,256	(24,484)

Net income (loss)	$(97,094)	$40,807

Basic net income (loss) per common share	$(0.03)	$0.01

Diluted net income (loss) per common share	$(0.03)	$0.01

Basic weighted average common shares outstanding	3,601,250	3,559,938

Diluted weighted average common shares outstanding	3,601,250	3,559,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,826,593	$3,289,535
Restricted cash	1,566,561	1,681,361
Accounts receivable, net	23,243,251	21,203,373
Claims receivable	—	387,878
Prepaid expenses and other	2,432,230	1,573,614
Inventory, net	1,643,437	2,103,100
Land held for sale	264,738	711,531
Costs and estimated earnings in excess of billings on uncompleted contracts	1,878,757	1,543,061

Total Current Assets	33,855,567	32,493,453
Property and equipment, net	13,342,652	14,555,646
Refundable deposits	95,612	50,604
Mineral rights and pit development, net	402,263	445,063
Claims receivable, less current portion	7,622,978	7,961,107
Other assets	—	32,223

Total Assets	$55,319,072	$55,538,096

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$18,935,595	$19,912,516
Accrued liabilities	5,335,843	3,697,111
Notes payable	3,097,760	3,424,209
Obligations under capital leases	909,131	921,306
Billings in excess of costs and estimated earnings on uncompleted contracts	4,768,904	3,733,152

Total Current Liabilities	33,047,233	31,688,294
Deferred tax liability	1,586,004	1,265,045
Notes payable, less current portion	7,514,750	9,256,598
Obligations under capital leases, less current portion	1,274,775	1,875,712

Total Liabilities	43,422,762	44,085,649

Commitments and contingencies
Stockholders’ Equity:
Preferred stock-$.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock-$.001 par value; 15,000,000 shares authorized, 3,601,250 and 3,559,938 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	1,748,287	1,304,424

Total Stockholders’ Equity	11,896,310	11,452,447

Total Liabilities and Stockholders’ Equity	$55,319,072	$55,538,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$116,149,475	$115,058,242
Cash paid to suppliers and employees	(113,464,432)	(112,639,054)
Interest received	46,962	100,204
Interest paid	(382,622)	(329,942)
Income taxes received	54,641	—

Net cash provided by operating activities	2,404,024	2,189,450

Cash flows from investing activities:
Decrease in restricted cash	114,800	697,315
Proceeds from sale of property and equipment	433,512	1,184,946
Purchase of property and equipment	(413,101)	(310,818)
Decrease (Increase) in land held for sale	942,701	(711,531)
Proceeds from sale of mineral rights and pit development	—	557,587

Net cash provided by investing activities	1,077,912	1,417,499

Cash flows from financing activities:
Repayment of notes payable	(3,132,853)	(1,812,441)
Repayment of capital lease obligations	(812,025)	(1,033,451)

Net cash used in financing activities	(3,944,878)	(2,845,892)

Net increase (decrease) in cash and cash equivalents	(462,942)	761,057
Cash and cash equivalents at beginning of period	3,289,535	2,228,506

Cash and cash equivalents at end of period	$2,826,593	$2,989,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$443,863	$453,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,058,353	2,173,494
Gain on sale of property, equipment and land	(293,210)	(33,351)
Deferred taxes, net	320,959	272,320
Allowance for doubtful accounts	387,080	(333,540)
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,426,958)	(675,137)
Prepaid expenses and other	(620,815)	(302,922)
Inventory	459,663	2,795,307
Costs and estimated earnings in excess of billings on uncompleted contracts	(335,696)	2,118,824
Refundable deposits	(45,008)	4,506
Claims receivable	726,007	(1,960,508)
Other assets	32,223	48,748
Accounts payable	(976,921)	(4,854,534)
Accrued liabilities	1,638,732	1,454,428
Billings in excess of costs and estimated earnings on uncompleted contracts	1,035,752	1,027,947

Net cash provided by operating activities	$2,404,024	$2,189,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

     Presentation of Interim Information:

          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2003 and the results of our operations and cash flows for the periods presented. The December 31, 2002 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     Reclassifications:

          Certain balances for the periods ended September 30, 2002 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

     Liquidity:

          The Company had income from operations for the nine months ended September 30, 2003 and 2002 of $443,863 and $453,868 and has provided cash from operating activities of $2,404,024 and $2,189,450 for the nine months ended September 30, 2003 and 2002. In order to improve working capital, the Company executed a definitive agreement on March 22, 2002 to sell certain pit assets to United Metro Materials Inc. (“United Metro”). The transaction closed on May 9, 2002. If sales from the certain pit assets sold to United Metro during the twenty-four month period beginning May 2002, as measured in tons of materials sold, meet or exceed a stipulated minimum amount, United Metro will pay an additional $250,000 as specified in the purchase agreement. As of September 30, 2003 the stipulated minimum amount had not been met. During 2003 and in the future until management achieves a desired level of working capital, the Company may also consider the disposal of other assets as a means to increase working capital. Should the Company not be able to sell other assets, raise additional capital or generate sufficient cash flows from operations, management of the Company will need to develop alternative strategies that may ultimately impact the operations and financial condition of the Company.

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

          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2003, the total amount of contract claims filed by the Company with various public entities was $46,601,386. Of that sum, the Company’s portion is $29,953,191 and the balance of $16,648,195 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative unpaid claim revenue to offset a portion of the costs incurred to-date on the claims. Claims receivable are segregated between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $7,622,978 as of September 30, 2003 and $387,878 and $7,961,107 as of December 31, 2002.

          As of September 30, 2003 and December 31, 2002, the Company has also recorded $0 and $126,860 in its costs and estimated earnings in excess of billings on uncompleted contracts (“Underbillings”) for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with contracts on which claims have been filed.

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

          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. As of September 30, 2003 and December 31, 2002, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amount to $2,008,399 and $2,013,897, respectively. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

     Stock Option Plan (Continued):

          All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company’s financial statements for the nine months ended September 30, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Net income, as reported	$443,863	$453,868
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(58,604)	(79,370)

Pro forma net income	$385,259	$374,498

Basic net income per common share
As Reported	$0.12	$0.13
Pro forma	0.11	0.11
Diluted net income per common share
As Reported	$0.12	$0.13
Pro forma	0.11	0.11

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

2. Recent Accounting Pronouncements:

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s consolidated financial position or disclosures.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Land Held for Sale:

          In August 2003, management chose to make available for sale a parcel of land held by the construction service segment with a purchase price of $264,738. The Company intends to sell the land for cash within the next year. In September 2003, the Company sold a parcel of land, which was held by the construction materials segment, to a third party for $1,000,000. The Company recognized a net gain on the disposal of the land in the amount of $231,170, which is included in other income.

4. Notes Payable:

          Summary of third quarter additions to notes payable and its balance at September 30, 2003:

Notes payable, non-interest bearing, with combined monthly payments of $7,641, due dates ranging from August 29, 2008 to September 15, 2008 (less unamortized discount of $61,616 - effective rate of 6%) collateralized by vehicles	$452,003
Note payable, interest rate at 5.99%, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	24,369
Note payable, interest rate at 5.99%, with monthly payments of $24,438, due July 1, 2004, collateralized by the Company’s umbrella insurance policy	214,549
Notes payable, interest rate at 5.99%, with combined monthly payments of $4,187, due September 30, 2008, collateralized by vehicles	216,642

907,563
Less: current portion	(348,843)

$558,720

          Following are maturities of the above long-term debt for each of the next five years:

2004	$348,843
2005	136,934
2006	139,719
2007	142,677
2008	139,390

$907,563

5. Line of Credit:

          Effective April 1, 2003, the Company amended the line of credit agreement. Under the amended agreement, the interest rate was adjusted to Chase Manhattan Bank’s prime rate, plus 1.25% through January 1, 2004 at which time the line of credit converts to a term agreement requiring monthly principal and interest payments through December 31, 2007. The line of credit is collateralized by all of the Company’s assets. Under the terms of the line of credit, the Company is required to comply with certain covenants requiring the maintenance of a certain level of tangible net worth and a ratio of total debt to tangible net worth. As of September 30, 2003, the Company was in compliance with these covenants. As of September 30, 2003 and December 31, 2002, Meadow Valley Corporation had drawn down the entire $7,000,000, from the line of credit.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments:

          During the quarter ended September 30, 2003, the Company amended a lease agreement for office space, with a monthly payment of $3,986. The Company also leased a piece of equipment, with a monthly payment of $1,143. Minimum future rental payments under the non-cancelable operating leases as of September 30, 2003 and for each of the next three years are:

2004	$61,548
2005	59,714
2006	51,024

$172,286

          During the quarter ended September 30, 2003, the Company purchased equipment under a capital lease agreement expiring September 9, 2008. The asset and liability under the capital lease is initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its expected useful life.

          Minimum future lease payments under the above-mentioned capital lease as of September 30, 2003 for each of the next five years are:

2004	$46,983
2005	46,983
2006	46,983
2007	46,983
2008	43,068

Total minimum lease payments	231,000
Less: amount representing interest	(34,884)

Present value of net minimum lease payment	196,116
Less: current portion	(34,809)

$161,307

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

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officers’ or directors’ lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments (Continued):

          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

7. Statement of Cash Flows:

     Non-Cash Operating Activities:

          The Company recognized operating activities that affected assets and liabilities, but did not result in cash receipts or payments. This non-cash activity is as follows:

          During the nine months ended September 30, 2003 and 2002, the Company had a net increase (decrease) in the allowance for doubtful accounts of $387,080 and ($333,540), respectively.

     Non-Cash Investing and Financing Activities:

          The Company recognized investing and financing activities that affected assets, but did not result in cash receipts or payments. These non-cash activities are as follows:

          During the nine months ended September 30, 2003 and 2002, the Company financed the purchase of equipment in the amount of $1,025,669 and $2,244,770, respectively. The Company also financed the purchase of insurance policies in the amount of $237,800 and $1,237,960, respectively.

          During the nine months ended September 30, 2003, the Company reclassified a parcel of land from property and equipment, net to land held for sale in the amount of $264,738.

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

          The claims combined total $46,601,386. Of that sum, the Company’s portion of the claims total $29,953,191 and the balance of $16,648,195 pertains to a prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation continues, resolution of issues, settlement progress and/or payments made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative unpaid claim revenue to offset a portion of costs incurred to date on the claims. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than $7,622,978, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will increase income.

          As of September 30, 2003, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to Meadow Valley Contractors, Inc. (MVCI) on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. At that time all matters will be heard before a three-person arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if the owner compensates MVCI. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted. In July 2003, PCI filed a notice of dismissal without prejudice.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Subsequent Events:

          In October 2003, the Company entered into an agreement to sell the land held for sale for $350,000. The agreement calls for a maximum feasibility period of 90 days during which the purchaser has the ability to cancel the agreement. The completion of the transaction will occur within 10 days after the end of the feasibility period.

          In October 2003, the Company financed the purchase of several vehicles in the amount of $138,459. The note payable obligations have an interest rate of 5.99%, with a combined monthly payment of $2,682, and are due November 27, 2008.

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

	Nine Months Ended September 30,

	2003		2002

	Construction		Construction
(dollars in thousands)	Services	Materials	Services	Materials

Gross revenue	$84,053	$33,091	$87,860	$28,539
Intercompany revenue	—	134	—	1,895
Cost of revenue	81,571	29,979	85,393	25,767
Interest income	41	6	92	8
Interest expense	(216)	(167)	(213)	(117)
Depreciation and amortization	1,130	928	1,357	816
Income (loss) before taxes	(496)	1,206	(532)	1,258
Income tax benefit (expense)	186	(452)	200	(472)
Net income (loss)	(310)	754	(332)	786
Total assets	40,263	15,056	45,701	15,167

          There are no differences in accounting principles between the segments. All costs related to the holding company and centrally incurred costs are allocated to the construction services segment. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Disclosure

          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Meadow Valley Corporation that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Meadow Valley’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-K under the section entitled “Risk Factors”. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Meadow Valley Corporation undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

General

          The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

          Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

          The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $71.7 million at September 30, 2003, compared to approximately $71.3 million at September 30, 2002. At September 30, 2003, the Company’s backlog included approximately $24.0 million of work that is scheduled for completion during 2003.

          Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2003, the total amount of contract claims filed by the Company with various public entities was $46,601,386. Of that sum, the Company’s portion is $29,953,191 and the balance of $16,648,195 pertains to other parties relating to the various contracts. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative unpaid claim revenue to offset a portion of the costs incurred to-date on the claims. The Company segregates its claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $7,622,978 as of September 30, 2003 and $387,878 and $7,961,107 as of December 31, 2002. As of September 30, 2003 and December 31, 2002, the Company has also recorded $0 and $126,860, respectively, in its Underbillings for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt in connection with contracts on which claims have been filed.

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

          As of September 30, 2003, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Critical Accounting Policies, Estimates and Judgments

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

          We are also required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2003 and December 31, 2002 amounted to $674,413 and $287,333, respectively. We determine our reserve by using percentages applied to certain aged receivable categories, percentages of certain types of revenue generated and identification of any receivable in which management deems collection is not probable.

          In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At September 30, 2003 and December 31, 2002, inventories of $1,643,437 and $2,103,100 respectively, are net of reserves of $1,000,000. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions.

          As discussed elsewhere in this filing, the Company has disclosed various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to changes in circumstances.

Results of Operations

          The following table sets forth, for the nine months ended September 30, 2003 and 2002, certain items derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	4.8%	4.6%	3.3%	3.9%
General and administrative expenses	4.3%	3.8%	4.4%	3.8%
Interest income	0.0%	0.1%	0.0%	0.1%
Interest expense	-0.3%	-0.3%	-0.3%	-0.3%
Other income	0.4%	0.0%	1.0%	0.3%
Income (loss) before income taxes	0.6%	0.6%	-0.4%	0.2%
Income tax benefit (expense)	-0.2%	-0.2%	0.2%	-0.1%
Net income (loss)	0.4%	0.4%	-0.2%	0.1%

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

          Revenue and Backlog. Consolidated revenue for the nine months ended September 30, 2003 (“interim 2003”) was $117.0 million compared to $114.5 million for the nine months ended September 30, 2002 (“interim 2002”). The increase in revenue was the result of a $6.3 million increase in revenue from the construction materials segment, offset by a $3.8 million decrease in the construction services segment. The increase in the construction materials segment was due primarily to an increase in volume sales. Volume increased by approximately 19.0% in interim 2003 from interim 2002; the average unit sales price decreased approximately .9% in interim 2003 from interim 2002. The decrease in the average unit price is the result of increased price competition in a challenging economic environment. Backlog in the construction services segment at the beginning of this fiscal year was $68.7 million compared to $76.0 million a year ago. Backlog as of September 30, 2003 was relatively flat at $71.7 million compared to $71.3 million at September 30, 2002. Revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2003. Revenue in the construction services segment was also affected by a project in the state of Utah, which is under performing. Because so much of the Company’s business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that the Company bids on and wins. Bid bonds provided by the Company’s surety company are required on most of the contracts that the Company bids, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by the Company. Limitations on the Company’s surety credit have contributed to the Company’s limited backlog. Surety credit limits and conditions may be improved as the Company’s financial performance improves, but there can be no assurance that surety credit will improve.

          Gross Profit. Consolidated gross profit increased to $5.6 million for interim 2003 from $5.2 million for interim 2002 and consolidated gross margin, as a percent of revenue, increased to 4.8% in interim 2003 from 4.6% in interim 2002. Gross profit from construction services remained flat at $2.5 million in interim 2003 from $2.5 million in interim 2002, the gross profit margin increased to 3.0% compared to 2.8% in the respective periods. The slight increase in gross profit was primarily due to improved gross profit margins on awarded projects; hindered by, the project mentioned above in Utah, which greatly affected the construction services overall gross profit margin, by recognizing and realizing an estimated loss at completion of approximately $1.1 million, otherwise the construction services gross profit margin would have improved significantly. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit margin as of September 30, 2003 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $3.1 million in interim 2003 from $2.8 million in interim 2002 and the gross profit margin decreased to 9.4% from 10.4% in the respective periods. The decrease in the gross profit margin in the construction materials segment during interim 2003 is the result of the average unit sales price decreasing approximately .9% in interim 2003 from interim 2002. The decrease in the average unit price is the result of increased price competition in a challenging economic environment.

          General and Administrative Expenses. General and administrative expenses increased to $5.0 million for interim 2003 from $4.4 million for interim 2002. The increase resulted primarily from a $.3 million increase in expenses related to employee salary increases, accrued bonuses and an accrued voluntary contribution to the 401(k) plan; a $.2 million increase in bad debt expense and a $.1 million increase in legal expense.

          Interest Income and Expense. Interest income for interim 2003 decreased to $.05 million from $.10 million for interim 2002 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2003 increased to $.38 million from $.33 million for interim 2002.

          Net Income. Net income was $.44 million in interim 2003 as compared to a net income of $.45 million for interim 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

          Revenue and Backlog. Consolidated revenue for the three months ended September 30, 2003 (“interim 2003”) was $42.8 million compared to $37.5 million for the three months ended September 30, 2002 (“interim 2002”). The increase in revenue was the result of a $2.0 million increase in revenue from the construction materials segment, complemented by a $3.3 million increase in revenue from the construction services segment. The increase in the construction materials segment was due primarily to an increase in volume sales. Volume increased by approximately 14.0% in interim 2003 from interim 2002; the average unit sales price increased approximately 1.6% in interim 2003 from interim 2002. Backlog in the construction services segment at the beginning of this year’s third quarter increased to $49.5 million compared to $47.7 million a year ago. Third quarter revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2003. Revenue in the construction services segment was also affected by a project in the state of Utah, which is under performing.

          Gross Profit. Consolidated gross profit decreased to $1.4 million for interim 2003 from $1.5 million for interim 2002 and consolidated gross margin, as a percent of revenue, decreased to 3.3% in interim 2003 from 3.9% in interim 2002. Gross profit from construction services remained flat at $.5 million in interim 2003 compared to $.5 million in interim 2002 and the gross profit margin decreased to 1.6% from 1.8% in the respective periods. The decrease in the construction services gross profit margin was the result of the project mentioned above in Utah, which greatly affected the construction services overall gross profit margin, by recognizing and realizing an estimated loss at completion of approximately $1.1 million during the quarter, otherwise the construction services gross profit margin would have improved significantly. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2003 may not be indicative of the annual gross profit margin. Gross profit from construction materials decreased to $.9 million in interim 2003 from $1.0 million in interim 2002 and the gross profit margin decreased to 8.2% from 10.8% in the respective periods. The decrease in the gross profit margin in the construction materials segment during interim 2003 is the result of the Company’s inability to increase prices to maintain pace with our costs. The inability to sufficiently increase the average unit price is the result of increased price competition in a challenging economic environment.

          General and Administrative Expenses. General and administrative expenses increased to $1.9 million for interim 2003 from $1.4 million for interim 2002. The increase resulted primarily from a $.2 million increase in expenses related to employee salary increases, accrued bonuses and an accrued voluntary contribution to the 401(k) plan; a $.2 million increase in bad debt expense and a $.1 million increase in legal expense.

          Interest Income and Expense. Interest income for interim 2003 decreased to $.01 million from $.05 million for interim 2002 resulting primarily from a decrease in invested cash reserves. Interest expense remained flat for interim 2003 at $.12 million from $.12 million for interim 2002.

          Net Income (loss). The net loss was $.10 million in interim 2003 as compared to a net income of $.04 million for interim 2002.

Liquidity and Capital Resources

          The Company’s cash flow has been slowly recovering from the detrimental restrictions placed upon it from the costs to complete the projects in New Mexico, which have resulted in the filing of several claims against the New Mexico State Highway and Transportation Department.

          Low levels of working capital make the Company’s financial well being sensitive to even small changes in profitability. As of September 30, 2003 and December 31, 2002 working capital was $808,334 and $805,159, respectively. Working capital will remain limited until such time as the Company’s claims receivable are collected. The Company continues efforts to improve working capital. The Company is currently replacing a portion of the Company’s rolling stock fleet to obtain favorable pricing and interest rates resulting in a lower monthly cash outflow.

          The Company’s primary need for capital is to finance the expansion and support the growth of the Company’s construction materials business. Historically, the Company’s primary source of cash has been from operations.

          The following table sets forth for the nine months ended September 30, 2003 and 2002, certain items from the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30,

	2003	2002

Cash Flows Provided by Operating Activities	$2,404,024	$2,189,450
Cash Flows Provided by Investing Activities	1,077,912	1,417,499
Cash Flows Used in Financing Activities	(3,944,878)	(2,845,892)

          Cash provided by operating activities during interim 2003 amounted to $2.4 million, primarily the result of a decrease in claims receivable, net of $.7 million, a decrease in inventory of $.5 million, an increase in billings in excess of costs of $1.0 million, an increase in accrued liabilities of $1.6 million, an increase in deferred taxes, net of $.3 million, depreciation and amortization of $2.1 million, and net income of $.4 million, offset, in part, by an increase in accounts receivable, net of $2.0 million, an increase in costs in excess of billings of $.3 million, an increase in prepaid expenses and other of $.6 million, and a decrease in accounts payable of $1.0 million and a gain on sale of property, equipment and land of $.3 million.

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

          Cash provided by investing activities during interim 2003 amounted to $1.1 million related to the proceeds received from the sale of property and equipment in the amount of $.4 million, proceeds from the sale of land held for sale in the amount of $1.0 million and a decrease in restricted cash of $.1 million, offset by the purchase of property and equipment of $.4 million.

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

          Cash used in financing activities during interim 2003 amounted to $3.9 million related to the repayment of notes payable and capital lease obligations of $3.9 million.

          Cash used in financing activities during interim 2002 amounted to $2.8 million related to the repayment of notes payable and capital lease obligations of $2.8 million.

Recent Accounting Pronouncements

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s consolidated financial position or disclosures.

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

          The above claims combined total $46,601,386. Of that sum, the Company’s portion of the claims total $29,953,191 and the balance of $16,648,195 pertains to prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation continues, resolution of issues, settlement progress and/or payments made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative unpaid claim revenue to offset a portion of costs incurred to date on the claims. Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than $7,622,978, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will increase income.

          As of September 30, 2003, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to Meadow Valley Contractors, Inc. (MVCI) on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. At that time all matters will be heard before a three-person arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if the owner compensates MVCI. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted. In July 2003, PCI filed a notice of dismissal without prejudice.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

10.242	Line of Credit Agreement with GMAC Financial Services

10.243	Security Agreement with Cananwill, Inc.

10.244	Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.245	Line of Credit Agreement with Ford Motor Credit Company

10.246	Amendment to Office Lease Agreement of the Registrant

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

          On August 14, 2003 we filed a report on Form 8-K containing the press release announcing our second quarter 2003 financial results.

          On October 27, 2003, Meadow Valley Corporation filed a report on Form 8-K related to the Registrant’s Certifying Accountant.

          On November 7, 2003, Meadow Valley Corporation filed a report on Form 8-K/A related to the Registrant’s Certifying Accountant.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION (Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson President and Chief Executive Officer

By	/s/ Clint Tryon

Clint Tryon Principal Accounting Officer

EXHIBIT INDEX

10.242	Line of Credit Agreement with GMAC Financial Services

10.243	Security Agreement with Cananwill, Inc.

10.244	Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.245	Line of Credit Agreement with Ford Motor Credit Company

10.246	Amendment to Office Lease Agreement of the Registrant

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.