Form 10-K
period 2003-12-31
MEADOW VALLEY CORP
filed 2004-03-30
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to ________

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
Yes [  ] No [X]

On June 30, 2003, the aggregate market value of the registrant’s voting stock held by non-affiliates was $3,825,140.

On March 24, 2004, there were 3,601,250 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Parts II and III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2003.

MEADOW VALLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

MVCO	2003 Form 10-K
EX-10.247
EX-10.248
EX-10.249
EX-10.250
EX-10.251
EX-10.252
EX-10.254
EX-10.254
EX-10.255
EX-10.256
EX-14.01
EX-31.5
EX-31.6
EX-32.3

PART I

Item 1. Business

About Meadow Valley

     Meadow Valley Corporation (“Company,” “Meadow Valley,” “we,” “us” and “our”), based in Phoenix, Arizona, is engaged in the construction industry as both a provider of construction services and a supplier of construction materials. Our construction services segment (“CSS”) specializes in structural concrete construction of highway bridges and overpasses, and the paving of highways and airport runways. The construction materials segment (“CMS”) provides ready mix concrete, sand and gravel products to itself and to other contractors. The CSS operates throughout Nevada, Utah and Arizona and the CMS operates in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas.

Forward Looking Statements

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

Recent Developments

     We experienced major improvements in several key areas over the past year. From year end December 31, 2002 to year end December 31, 2003, working capital increased from $2,307,005 to $5,210,466, the debt to equity ratio improved from 1.35:1 to 1.08:1, the current ratio improved from 1.07 to 1.16 and cash flow from operations increased from $2.9 million to $5.0 million, respectively. Much of these improvements stem from a $7 million settlement agreement with the New Mexico State Highway and Transportation Department (“NMSHTD”), resulting in moving approximately $4.1 million to a current claim receivable as of December 31, 2003. The settlement, including $1,127,636 in retention, was reached during January 2004 and paid in February 2004 and completely resolves three of the five disputed contracts with the NMSHTD. With our improved financial position, we should be better able to respond to opportunities for future growth and enhanced profitability.

     Meadow Valley’s bonding capacity (that determines the size and number of projects we can bid on and obtain as a provider of construction services) has been constrained since 2001 when it was reduced to an aggregate program of $75 million and a single project limit of $10 million. The aggregate bonding capacity had peaked in 2000 at approximately $300 million with a single project limit of approximately $110 million. Operating losses in 2000 and 2001, mostly stemming from cost overruns on contracts for which claims have been filed, were the primary cause of decreased bonding capacity. Recent financial improvements have resulted in our receiving approval for single project bonds approaching $25 million and indications from our surety provider that the aggregate program may increase to approximately $90 million.

History

     Meadow Valley Corporation was incorporated in Nevada on September 15, 1994. In October and November 1995, we sold 1,926,250 Units of our securities to the public at $6.00 per Unit (the “Public Offering”). Each Unit consisted of one share of $.001 par value common stock and one common stock purchase warrant exercisable to purchase one additional share of common stock at $7.20 per share. The warrants expired unexercised on December 31, 2002.

     We currently have two wholly owned subsidiaries, Meadow Valley Contractors, Inc. (“MVCI”) and Ready Mix, Inc (“RMI”). MVCI was founded in 1980 as a heavy construction contractor and has been providing construction services since inception. We purchased all of the outstanding common stock of MVCI on October 1, 1994, therefore, references to our history includes the history of MVCI.

     Through MVCI, we provide construction services. MVCI operates as a heavy highway contractor in public infrastructure projects including the construction of bridges and overpasses, channels, roadways, highways and airport

MVCO	2003 Form 10-K

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

     In 1996, we expanded into the construction materials segment of the construction industry with the formation of Ready Mix, Inc. RMI manufactures and distributes ready mix concrete, crushed landscaping rock and other miscellaneous rock and sand products. RMI owns and operates four ready mix concrete batch plants — two in the Las Vegas, NV area and two in the Phoenix, AZ area and owns or leases 120 ready mix trucks as well as a small fleet of aggregate hauling tractors and trailers. RMI produces the majority of our own rock and sand for our Nevada plants from a crushing and screening plant in Moapa, NV. RMI primarily targets customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. RMI began its ready mix concrete operation from its first location in North Las Vegas in March 1997, began processing rock and sand from its Moapa pit in November 1999, and expanded into the Phoenix market with two plants in 2000.

     Consistent with our dual interests in construction services and construction materials, we also own or lease two portable hot mix asphalt plants, a rubberized asphalt plant, and related asphalt paving equipment. The portability of these asphalt paving capabilities provides us an opportunity to enhance our construction operations in our existing markets, improve our competitiveness and generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt, or rubberized asphalt. These capabilities will also open opportunities to provide construction materials or to subcontract our services to other construction companies.

     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $71 million at December 31, 2003, compared to approximately $69 million at December 31, 2002, and consists of various projects in Nevada, Arizona and Utah. Approximately $65 million of our backlog is scheduled for completion during 2004. We have been the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Utah Department of Transportation, the Clark County (Nevada) Department of Public Works, the Salt Lake City (Utah) Airport Authority, the New Mexico State Highway and Transportation Department and the City of Phoenix.

Business Strategy

     The business strategies we employ or are instituting include:

(i)	Increasing revenue and profit from construction materials segment. We will add to our ready mix truck fleet to increase delivery capacity, to improve service to our customers and increase sales. We plan to acquire and develop additional batch plant locations in fast-growing areas of our existing markets. These additional sites will increase productivity and permit us to better service new and existing customers.

(ii)	Acquiring sand and gravel mining rights. A key strategy for the future growth and value of the construction materials segment is the acquisition of mining properties, either by purchase or lease whichever is most advantageous, to decrease dependency on third-party suppliers, to control production and to increase revenue from the sale of sand and gravel products.

(iii)	Continuing to increase working capital and liquidity. We may seek to sell certain under-performing or under-utilized assets. Improved working capital and liquidity will potentially add more bonding capacity, thereby allowing us to bid on larger and, ideally, more profitable projects.

(iv)	Consolidating area offices and decrease overhead costs. We plan to reduce the number of area offices from five to four, thereby eliminating certain overhead costs and consolidating management and administrative functions.

(v)	Diligently pursuing the successful resolution of the three remaining construction claims. Substantial costs were incurred in completing certain projects in New Mexico and Clark County, Nevada and we strongly believe that much of the costs are compensable due to changed conditions, owners’ plan errors and omissions, conflicting utility right of ways, delays not caused by us and misadministration by third party construction managers employed by the owners. The total amount of claims that have been submitted and

MVCO	2003 Form 10-K

remain unpaid is approximately $31.1 million. This amount excludes claim costs settled in January of 2004 and paid in February 2004 by the NMSHTD.

(vi)	Continuing to actively bid in the construction markets in Arizona, southern Nevada and southern Utah and improving construction project profitability. We plan to focus our construction services within the geographic markets that have historically produced the best profits. Our emphasis will be on building transportation infrastructure and other related heavy civil projects in our core markets of Arizona, southern Nevada and southern Utah. At the same time, we will strive to improve margins on new contracts by, among other things, increasing, when possible, margins on new work bidding, maximizing labor and equipment productivity, negotiating more favorable material purchase contracts and employing the most competitive subcontractors.

(vii)	Growing our client base for private construction services and insuring satisfaction of existing private customer base. We have succeeded in attracting and retaining a nucleus of non-public clients for whom we regularly perform construction services. Our strategy is to grow our client base to include additional preferred customers and to insure continued customer satisfaction.

Market Overview

     A year ago, we characterized the construction market as being uncertain because of both Federal and State budget deficits, the impending expiration of the TEA-21 federal highway bill and a sluggish economic recovery. The construction market for 2004 faces less uncertainty. We have observed that recent budget deficits at both State and Federal levels have had little impact on our construction markets or our business. Low interest rates continue to drive a remarkably sustained growth in residential construction. A new six-year highway bill is close to passing both houses of the U.S. Congress and will likely constitute a slight increase over the previous TEA-21 legislation. The overall economy is slow, in relative terms, but is steady and improving. The 2004 construction market will likely be a repeat of 2003 or perhaps slightly better. That is, single digit percentage declines in some segments of the construction industry with single digit percentage increases in other segments. Commercial construction (non-residential buildings) will probably be the slowest segment while single-family housing, made attractive by low mortgage rates, will see the smallest declines. From a national perspective, once a federal highway bill is passed, transportation infrastructure will likely see a small rise in activity, but still less than ten percent. As with the passage of TEA-21, it will take some time for federal funding to filter its way through the planning, design and construction pipeline and will not create a noticeable blip, up or down, in 2004. Most funding for State highway construction budgets originate from user fees, gas taxes or sales taxes and are generally earmarked for construction spending. In addition, for States to utilize Federal Highway funds, in most cases, they must match a certain percentage of the Federal contribution. These factors will likely minimize declines in construction budgets of the states in which we operate.

     One of Meadow Valley’s strengths continues to be our geographic markets. With operations in Nevada, Arizona and Utah, we are situated in the heart of some of the fastest growing markets in the U.S. A leading national construction industry consulting firm, FMI Corporation, published their “The 2003 – 2004 U.S. Construction Overview Update” and identified only ten states that are projected to grow by more than 40% from 1995-2025; Nevada, Arizona and Utah made the top ten list. Perhaps just as important as population growth, is job growth. “The Western Blue Chip Economic Forecast” estimates that Nevada and Arizona will lead all of the ten western states in job growth. Nevada is predicted to create the largest percentage of new job growth at 3.5% and Arizona is expected to be second at 3.4%. The U.S. population is expected to continue to move toward the Sunbelt states. Population and job growth are key indicators for the construction industry as they create demand for housing, commercial and industrial construction, not to mention transportation facilities. Freeway construction programs, funded by sales tax measures in Maricopa County, AZ and Clark County, NV, continue to create transportation construction opportunities in the Phoenix and Las Vegas metropolitan areas.

     A key ballot proposal facing voters in 2004 in Maricopa County, AZ (Phoenix metropolitan area) is the extension of an existing half-cent sales tax dedicated to the construction and maintenance of transportation facilities including freeways, streets and mass transit. This sales tax has been in place since 1986 and has funded in excess of $5 billion of transportation improvements in the past two decades. Based upon population and spending forecasts, an extension of this existing tax could generate approximately $9 billion of funding over the next twenty years for construction of transportation-related infrastructure. The outcome of this particular vote will be a key factor in deciding which direction the construction services and construction materials markets take in Maricopa County.

MVCO	2003 Form 10-K

     The health of the overall construction market provides the foundation for the our markets, but the construction materials segment is impacted to a greater degree by the conditions of the residential and commercial sectors of the construction economy – both market sectors primarily driven by population and job growth. Residential construction activity in 2003 was about 1.2% better than 2002 and 2004 is expected to decline by just over 2%. The 2004 Nevada residential market is forecast to increase by almost 3% over 2003 levels. The key is interest rates. If interest rate levels remain low, residential construction should continue to contribute to another successful year for our CMS in both Phoenix and Las Vegas.

Construction Services Segment (“CSS”)

Operations

     The CSS constructs highways, bridges, overpasses, airport runways and constructs other heavy civil projects. From our Phoenix, Arizona corporate office and area offices in Phoenix, Arizona, North Las Vegas, Nevada and Springville, Utah, we market (primarily by responding to solicitations for competitive bids) and manage all of our projects. Project management is also located on-site to provide direct supervision for operations.

     We consider a number of factors when determining whether to bid on a project, including profitability, the location of the project, likely competitors and our current and projected workloads. We use a computer-based project estimating system which reflects our bidding and construction experience and we perform detailed quantity take-offs from bidding documents, which we believe helps identify a project’s risks and opportunities. We develop comprehensive estimates with each project divided into phases and line items for which separate labor, equipment, material, subcontractor and overhead cost estimates are compiled. Once a project begins, the estimate provides us with a budget against which ongoing project costs are measured. There can be no assurance that every project will attain its budgeted costs. A number of factors can affect a project’s profitability including weather, availability of a quality workforce and actual productivity rates. Each month the project manager updates the project’s projected performance at completion by using actual costs-to-date and re-forecasted costs-to-complete for the balance of the work remaining. Regular review of these estimated costs-at-completion reports allow project, area and corporate management to be as responsive as possible to cost overruns or other problems that may affect profitability.

     We own or lease most of the equipment used in our business, including cranes, backhoes, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment. On occasion, equipment that we own may be rented on a short-term basis to third parties. The net book value of our equipment in the CSS at December 31, 2003 was approximately $5.7 million.

     Our corporate management oversees operational and strategic issues and, through the corporate accounting staff, provides administrative support services to area managers and individual project management at the project site. The latter are responsible for planning, scheduling and budgeting operations, equipment maintenance and utilization and customer satisfaction. Area managers and project managers monitor project costs on a daily and weekly basis while corporate management monitors such costs monthly.

     Raw materials (primarily concrete, aggregate and steel) used in our operation are available from a number of sources. There are usually a sufficient number of materials suppliers within our market area to assure us of adequate competitive bids for supplying such raw materials. Generally, we will obtain several bids from competing concrete, asphalt or aggregate suppliers whose reserves of such materials will normally extend beyond the expected completion date of the project. Costs for raw materials vary depending upon project duration, construction season, and other factors; but, generally, prices quoted to us for raw materials are fixed for the project’s duration.

Projects and Customers

     We specialize in public sector construction projects and our principal customers are the state departments of transportation in Nevada, Arizona and Utah and bureaus and departments of municipal and county governments in those states. Since completing the final contracts in New Mexico, we have ceased the CSS operation in New Mexico. For the year ended December 31, 2003, revenue generated from seven projects in Nevada, Arizona and Utah represented approximately 38% of the Company’s consolidated revenue, or 53% of the CSS revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which we operate could have an adverse effect on our future results of operations.

MVCO	2003 Form 10-K

     For the years ended December 31, 2003, 2002 and 2001, we recognized a significant portion of our consolidated revenue from three customers (shown as an approximate percentage of consolidated revenue):

	For the Years Ended December 31,
	2003	2002	2001
Arizona Department of Transportation	27.9%	21.4%	21.9%
Clark County General Services	1.3%	14.8%	12.5%
Utah Department of Transportation	11.8%	11.6%	14.7%

The Contract Process

     Our projects are obtained primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. We submit bids after a detailed review of the project specifications, an internal review of our capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. We own, lease, or are readily able to rent, most equipment necessary to complete the projects upon which we bid. After computing estimated costs of the project to be bid, we add our desired profit margin before submitting the bid. We believe that success in the competitive bidding process involves (i) being selective on projects bid upon in order to optimize use of resources, (ii) identifying projects which require our specific expertise, (iii) becoming familiar with all aspects of the project to avoid costly bidding errors and (iv) analyzing the local market to determine the availability and cost of labor and the degree of competition. Since 1995, we have been awarded contracts of approximately 23.1% of the projects upon which we have bid. A substantial portion of our revenue is derived from projects that involve “fixed unit price” contracts under which we are committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete, or linear feet of pipe). The unit price is determined by a number of factors including haul distance between the construction site and the warehouses or supply facilities of local material suppliers and to or from disposal sites, site characteristics and the type of equipment to be used. While the fixed unit price contract generally shifts the risk of estimating the quantity of units for a particular project to the customer, any increase in our unit cost over its unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by us.

     Most public sector contracts provide for termination of the contract at the election of the customer. In such event we are generally entitled to receive a small cancellation fee in addition to reimbursement for all costs we incurred on the project. Many of our contracts are subject to completion requirements with liquidated damages assessed against us if schedules are not met. In the past these provisions have not materially adversely affected our business.

     We are also obligated to perform work as directed to do so by the owner. If we believe the directives to be outside the scope of the original bid documents, or if the physical conditions as found on the project are different than provided in the bid documents, or for any variety of reasons we believe the directive to perform the work creates costs that could not reasonably be ascertained from the bid documents, the contract permits us to make a claim for equitable adjustment to the contract price. Such equitable adjustment requests are often called contract claims. The process for resolving claims may vary from one contract to another, but in general, there is a process to attempt resolution at the project supervisory level or with higher levels of management within the Company and the owner. Depending upon the terms of the contract, claim resolution may employ a variety of resolution methods including mediation, arbitration, binding arbitration, litigation or other methods. Regardless of the process, it is typical that when a potential claim arises on a project, we fulfill the obligation to perform the work and must incur the costs in doing so. We will not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to take months, or, if it entails litigation, years to resolve.

     Contracts often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. We recognize revenue on contracts when they first incur direct costs. Pursuant to common construction industry practice, the customer may retain a portion of billings, generally not exceeding 10%, until the project is completed satisfactorily and all of our obligations are paid.

     We act as prime contractor on most of our construction projects and will subcontract certain activities such as electrical, mechanical, guardrail and fencing, signing and signals, foundation drilling, steel erection and other specialty work to others. As prime contractor, we bill the customer for work performed and pay the subcontractors from funds received from the customer. Occasionally we provide our services as a subcontractor to another prime contractor. As a subcontractor, we will generally receive the same or similar profit margin as we would as a prime contractor, although revenue to us will be smaller because we only contract a part of the project. As a prime contractor, we are responsible for the performance of the

MVCO	2003 Form 10-K

entire contract, including work assigned to subcontractors. Accordingly, we are subject to liability associated with the failure of subcontractors to perform as required under the contract. We occasionally require our subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require us to use our best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds. On average, we have not required performance bonds for less than 10% of the dollar amount of our subcontracted work, but will likely increase the percentage of bonded subcontractors in the future. We are generally aware of the skill levels and financial condition of our subcontractors through our direct inquiry of the subcontractors and contract partners of the subcontractors, as well as our review of financial information provided by the subcontractors and third party reporting services including credit reporting agencies and bonding companies.

     In connection with public sector contracts, we are required to provide various types of surety bonds guaranteeing our own performance. Our ability to obtain surety bonds depends upon our net worth, liquid working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of our surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. See “Insurance and Bonding.”

Backlog

     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $71 million at December 31, 2003, compared to approximately $69 million at December 31, 2002. Much of our backlog depends upon our success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of our backlog and other internal and external factors. A portion of our anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year. At December 31, 2003, our backlog included approximately $65 million of work that is scheduled for completion during 2004. Revenue is impacted in any one period by the backlog at the beginning of the period. Accordingly, revenue in the future may be significantly reduced if we are unable to obtain substantial new projects in 2004. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained. We believe that our backlog figures are firm, subject to provisions contained in some contracts, which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. We have not been adversely affected by contract cancellations or modifications in the past.

Competition

     We believe that the primary competitive factors as a prime contractor in the heavy construction industry are price, reputation for quality work, financial strength, knowledge of local market conditions and estimating abilities. We believe that we compete favorably with respect to each of the foregoing factors on projects that we are able to bid. Most of our projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. We compete with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) projects. When bidding on larger infrastructure projects, we also compete with larger, well capitalized regional and national contractors, many of whom have larger net worth, higher bonding capacity and more construction personnel. Larger competitors typically have unlimited bonding capacity and, therefore, are able to bid on more work. Except for bonding capacity and liquidity, we contend that we are not at a competitive disadvantage in relation to our larger competitors. With respect to our smaller competitors, we believe that our current bonding capacity and long relationships with subcontractors and suppliers may be a competitive advantage.

     In the event of a decrease of work available in the private construction market, it is foreseeable that contractors may exit the private market and enter the public market segment resulting in increased competition.

Insurance and Bonding

     We carry builders risk insurance on a limited number of projects and depending upon our assessment of individual project risk versus the cost of insurance.

     We are required to provide a surety bond on nearly all publicly funded projects. Our ability to obtain bonding, and the amount of bonding required, is primarily determined by our experience, net worth, liquid working capital (consisting of cash and accounts receivable and available funds through a line of credit in excess of accounts payable and accrued liabilities), our performance history, the number and size of projects under construction and other factors. Surety companies

MVCO	2003 Form 10-K

consider such factors in light of the amount of our surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. The larger the project and/or the more projects, in which we are engaged, the greater our bonding, net worth and liquid working capital requirements will be. Bonding requirements vary depending upon the nature of the project to be performed. We generally pay a fee to bonding companies based upon the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, we must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Operating losses in 2000 and 2001, due primarily to losses on contracts with New Mexico and Clark County, Nevada, resulted in decreased liquidity and a change in our surety credit. More recently, due to improved financial condition, our surety credit may increase to approximately $25 million on a single project and an aggregate program bond capacity of approximately $90 million. We believe our bonding capacity is sufficient to sustain, or slightly increase our existing levels of workload but will limit significant growth. As our performance continues to improve, it is reasonable to assume that corresponding improvements in bonding capacity will follow.

Marketing

     We obtain most of our projects primarily through the process of competitive bidding. Accordingly, our marketing efforts are limited to subscribing to bid reporting services and monitoring trade journals and other industry sources for bid solicitations by various government authorities. In response to a bid request, we submit a proposal detailing our qualifications, the services to be provided and the cost of the services to the soliciting entity which then, based on their evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration such as the bidder’s track record for compliance with bid specifications and procedures and their construction experience. Some of our CSS work is obtained through negotiation or being included on a preferred bidder’s list. Accordingly, we strive to constantly approve our relationships with our customers by being responsive and building quality work.

Construction Materials Segment (“CMS”)

Operations

     We began our construction materials operations in the first quarter 1997 with the start-up of RMI. RMI currently operates four ready mix concrete batch plants - two in the Las Vegas, Nevada area and two in the Phoenix, Arizona area and a total of 120 ready mix trucks. Most of our internal sand and gravel requirements in the Las Vegas market are manufactured from our rock quarry in Moapa, Nevada. Production capacity at the Moapa quarry was increased substantially during 1999 with further refinements added in 2000. A fulltime sales staff promotes sales of ready mix concrete, rock and sand products and landscape rock.

Projects and Customers

     We target concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top 10 CMS customers in Nevada and Arizona represented approximately 12% of our consolidated revenue and represented 43% of the CMS’s revenue. The discontinuance of service to any of the above referenced customers or a general economic downturn could have an adverse effect on our future results of operations within this segment. For the years ended December 31, 2003, 2002 and 2001 we did not recognize a significant portion of our consolidated revenue from any individual CMS customer.

Competition

     The construction materials industry has experienced significant consolidation during the last decade. As a result, it is common for a few large, national or international companies to be the leading competitors in any given geographic market. This is the case in our markets. We consider ourselves a relatively small player in our markets, but can effectively compete by virtue of our locations and our sales, marketing, service and quality. We also may face the same competitors for sale of construction materials as we do for our construction services work, as it is common for prime contractors in the heavy highway construction industry to develop some degree of vertical integration into construction materials. The quality of the product and customer service are often just as important, if not more so, than price in successfully marketing construction materials. Accordingly, we recognize that we must provide quality products and outstanding service at a competitive price to our CMS customers.

MVCO	2003 Form 10-K

Marketing

     A more focused marketing effort and greater emphasis on customer care and service are important tools in promoting sales of construction materials. Membership and participation in selected industry associations help increase our exposure to potential clients and stay informed on industry developments and future prospects within the marketplaces. Building and maintaining customer relations and reputation for quality work are essential elements to the marketing efforts of the construction materials segment.

Meadow Valley Corporation and our Segments

Seasonality

     The construction industry is seasonal, generally due to inclement weather occurring in the winter months. Accordingly, we may experience a seasonal pattern in our operating results with lower revenue in the first and fourth quarters of each calendar year than other quarters. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies. Results for any one particular quarter, therefore, may not be indicative of results for other quarters or for the year.

Insurance

     We maintain general liability and excess liability insurance covering our owned and leased construction equipment and workers’ compensation insurance in amounts we believe are consistent with our risks of loss and in compliance with specific insurance coverage required by our customers as a part of the bidding process. We carry liability insurance of $6 million per occurrence, which we believe is adequate for our current operations and consistent with the requirements of projects currently under construction by our construction services segment.

Government Regulation

     Our operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. Under the Federal Clean Air Act and Clean Water Act, we must apply water or chemicals to reduce dust on road construction projects and to contain water contaminants in run-off water at construction sites. We may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project. We believe that we are in substantial compliance with all applicable laws and regulations. However, future amendments to current laws or regulations imposing more stringent requirements could have a material adverse effect on the Company.

Employees

     On March 1, 2004, the Company employed approximately 77 salaried employees (including its management personnel and executive officers) and approximately 390 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. During the year ended December 31, 2003, the number of hourly employees ranged from approximately 332 to approximately 527 and averaged approximately 458. At December 31, 2003, the Company was party to four project agreements in Arizona with the Arizona State District Council of Carpenters, AFL-CIO that covers approximately 3% of the Company’s hourly workforce. We believe our relations with our employees are satisfactory.

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

MVCO	2003 Form 10-K

Item 2. Properties

     We owned or leased the following properties at December 31, 2003:

			Approximate	Approximate
			Building Size in	Land	Owned or
Location	Segment	Purpose	Square Feet	in Acres	Leased
4411 South 40th Street, Suites D-8, D-10, D-11, Phoenix, Arizona	CSS	Corporate office, Area office	8,280	-	Leased

3430 East Flamingo Suite 100, Las Vegas, Nevada	CMS	Area office	3,500	-	Leased

2601 East Thomas Road Suite 120, Phoenix, Arizona	CMS	Area office	3,200	-	Leased

2250 West Center Street Building two, Springville, Utah	CSS	Area office	1,600	-	Leased

4635 Andrews Street, North Las Vegas, Nevada	CSS	Area office	4,320	-	Leased

109 West Delhi, North Las Vegas, Nevada	CMS	Ready Mix production facility	4,470	5	Owned

Moapa, Nevada	CSS	Land held for sale	-	24.5	Owned

11500 West Beardsley Road Sun City, Arizona	CMS	Ready Mix production facility	440	5	Leased

39245 North Schnepf Road Queen Creek, Arizona	CMS	Ready Mix production facility	440	5	Leased

7613 Commercial Way Henderson, Nevada	CMS	Ready Mix production facility	720	5	Leased

6210 Annie Oakley Drive Suite 102, Las Vegas, Nevada	CSS	Field Office	1,000	-	Leased

Moapa, Nevada	CMS	Sand and Aggegate production facility	840	40	Leased

     Our CSS may lease office space on a short-term basis based on location, duration, and the availability of facilities at our ongoing construction sites.

     We have determined that the above properties are sufficient to meet our current needs. However, we are investigating expansion opportunities for the CMS in both the Las Vegas, Nevada and Phoenix, Arizona Metropolitan areas.

Item 3. Legal Proceedings

     See Note 15—Litigation and Claim Matters in the accompanying consolidated financial statements (Item 8) for information regarding legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2003.

MVCO	2003 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Meadow Valley Corporation’s common stock was listed on the Nasdaq National Market from October 1995 to August 2001. In August 2001, our securities were transferred to the Nasdaq SmallCap Market and trade under the symbol “MVCO.” The following table represents the high and low closing prices for our common stock on the Nasdaq SmallCap Market. As of March 24, 2004, there were 476 record and beneficial owners of the Company’s Common Stock. On March 24, 2004, our common stock closed at $2.29 per share.

	2003		2002
	High	Low	High	Low
First Quarter	$1.29	$0.60	$1.95	$1.66
Second Quarter	1.28	1.09	1.70	0.95
Third Quarter	1.85	1.10	1.25	0.75
Fourth Quarter	1.90	1.45	0.92	0.72

     On November 19, 2003 we issued 369,000 options, to purchase our common stock, to certain employees at an exercise price of $1.46 per share. See Note 18-Stock Option Plan in the accompanying consolidated financial statements (Item 8) for additional information regarding our stock option plan.

     We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will also be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deems relevant.

     The information in the Proxy Statement set forth under the caption “Executive Compensation” is incorporated herein by reference.

Item 6. Selected Financial Data

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue	$154,106,865	$151,047,268	$174,063,148	$163,573,258	$210,002,272
Gross profit	6,343,618	7,531,597	4,658,361	4,638,155	9,931,446
Income (loss) from operations	(150,667)	932,657	(3,404,262)	(2,139,685)	3,260,411
Interest Expense	489,117	441,585	485,937	250,996	209,872
Income (loss) before income taxes	162,381	936,770	(3,192,562)	(1,859,447)	3,930,586
Net income (loss)	120,738	738,141	(2,523,931)	(1,574,586)	2,340,106
Basic net income (loss) per common share	$0.03	$0.21	$(0.71)	$(0.44)	$0.67
Diluted net income (loss) per common share	$0.03	$0.21	$(0.71)	$(0.44)	$0.66
Basic weighted average common shares outstanding	3,593,102	3,559,938	3,559,938	3,549,458	3,518,510
Diluted weighted average common shares outstanding	3,599,259	3,559,938	3,559,938	3,549,458	3,529,705
Dividends	—	—	—	—	—
Financial Position Data:
Working capital	$5,210,466	$2,307,005	$(1,194,786)	$4,946,174	$5,780,599
Total assets	54,819,323	57,039,942	60,191,119	55,386,030	58,554,822
Long-term debt	8,084,793	11,132,310	12,448,674	11,278,148	7,121,634
Stockholders’ equity	11,573,185	11,452,447	10,714,306	13,238,237	14,812,823

MVCO	2003 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Meadow Valley Corporation that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Meadow Valley’s management. Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to foresee. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in this Annual Report on Form 10-K under the section entitled “Quantitative and Qualitative Disclosures about Market Risk.” You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     Our income statement performance in fiscal year 2003 did not meet our expectations. Outstanding performances in both our CSS and CMS were overshadowed by two very significant occurrences. First, a highway project in Utah (“Gooseberry Project”) suffered the worst single-project loss in the history of the Company – an approximate $2.5 million loss in 2003, and second, two CMS customers declared bankruptcy that necessitated an increase in our reserve for doubtful accounts in excess of approximately $250,000. The combined impact reduced the Company’s overall gross profit by approximately $2.75 million.

     One of our primary goals for 2003 was to make progress toward resolution of claims and litigation thereby, improving our balance sheet. In that regard, 2003 exceeded our expectations. During the course of the year, all five disputed contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”) had completed the laborious and delay-ridden three-tiered claim review process. These five projects were completed between December 2000 and March 2002. By the end of 2003, all five contracts had finally completed the entire claim review process. During an extra mediation session in January 2004, mutually agreed to by both parties, a settlement was reached on three of the five disputed contracts. Significant progress was also made on the claim with Clark County (Nevada) in that arbitration hearings began on February 23, 2004. Also related to the Clark County claim, a settlement agreement was reached with Innovative Construction Systems, Inc., a subcontractor to Meadow Valley, to arbitrate in lieu of litigate any residual issues between the parties upon conclusion of the Clark County arbitration. All of these positive steps have greatly lightened the burden pertaining to outstanding claims and litigation matters, and the influx of cash will improve our balance sheet and liquidity.

Results of Operations

     The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Revenue	100.00%	100.00%	100.00%
Cost of revenue	95.88	95.01	97.32
Gross profit	4.12	4.99	2.68
General and administrative expenses	4.21	4.37	4.63
Income (loss) from operations	(0.09)	0.62	(1.96)
Interest income	0.04	0.10	0.18
Interest expense	(0.32)	(.29)	(.28)
Other income	0.48	0.19	0.22
Net income (loss)	0.08	0.49	(1.45)

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

     Revenue and Backlog. Revenue improved 2.0% to $154.1 million for the year ended December 31, 2003 (“2003”) from $151.0 million for the year ended December 31, 2002 (“2002”.) The improved revenue resulted from a $7.2 million increase, net of inter-company sales, from the CMS, offset by a decrease in revenue from the CSS of $4.1 million. The CMS

MVCO	2003 Form 10-K

     revenue increase was due primarily to an approximate 15.00% volume increase in 2003 from 2002; the average unit sales price increased approximately .20% in 2003 from 2002. Backlog in the CSS increased to $71 million compared to $69 million a year ago. CSS revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of 2003. Revenue in the CSS was also affected by the Gooseberry Project. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by our surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by our CSS. Surety credit limitations have contributed to the lack of growth in our backlog. Surety credit limits and conditions may improve as our financial performance improves, but there can be no assurance that surety credit will be increased.

     Gross Profit. Consolidated gross profit decreased to $6.3 million for 2003 from $7.5 million for 2002 and consolidated gross margin, as a percent of revenue, decreased to 4.12% in 2003 from 4.99% in 2002. Gross profit from CSS decreased to $2.2 million in 2003 from $3.6 million in 2002 and the gross profit margin decreased to 2.03% from 3.19% in the respective periods. The decrease in the CSS gross profit margin was greatly affected by the Gooseberry Project. We have recognized, in the current year, what we believe to be the total anticipated loss on the Gooseberry Project of approximately $2.5 million, but can not assure that there may be not additional future losses. This project is scheduled for completion in 2004. Gross profit margins are affected by a variety of factors including, the quality and accuracy of the initial estimate, construction delays and difficulties due to weather or other conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS increased to $4.1 million in 2003 from $3.9 million in 2002 and the gross profit margin decreased to 9.34% from 10.57% in the respective periods. The decrease in the gross profit margin in the CMS during 2003 is the result of only a slight increase of .20%, in the average unit price, which was not sufficient to compensate for the increase in the unit cost. The inability to raise prices while experiencing increased costs is the result of price competition in a challenging economic environment.

     General and Administrative Expenses. General and administrative expenses decreased to $6.5 million for 2003 from $6.6 million for 2002. The decrease resulted primarily from a $.4 million decrease in legal fees, offset by a $.3 million increase in the voluntary match contribution to the 401(k) plan.

     Interest Income, Expense and Other Income. Interest income for 2003 decreased to $.1 million from $.2 million for 2002 resulting primarily from a decrease in invested cash reserves. Interest expense remained relatively flat for 2003 at $.5 million compared to $.4 million for 2002. Other income for 2003 increased to $.7 million from $.3 for 2002 resulting primarily from the gain on the disposal of property, equipment, land and mineral lease rights.

     Net Income. Net income was $.1 million for 2003 as compared to a net income of $.7 million for 2002. The decrease in net income was the result of the reduction in gross profit, as discussed above, offset by a net increase in other income (expense).

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     Revenue and Backlog. Revenue decreased 13.2% to $151.0 million for the year ended December 31, 2002 (“2002”) from $174.1 million for the year ended December 31, 2001 (“2001”.) The decrease was the result of a $28.9 million decrease in the CSS revenue offset by a $5.8 million increase in revenue from the CMS sold to non-affiliates. Backlog decreased to $69 million at December 31, 2002 compared to $76 million at December 31, 2001. Revenue may be impacted in any one period by the backlog at the beginning of the period. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by our surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid. Previous limitations to our surety credit have contributed to our declining backlog. Surety credit limits may improve as our financial performance improves, but there can be no assurance that surety credit will improve as there also exist insurance industry and individual insurance company dynamics that are unrelated to our performance.

     Gross Profit. Consolidated gross profit increased to $7.5 million for 2002 from $4.7 million for 2001 and consolidated gross margin, as a percent of revenue, increased to 4.99% in 2002 from 2.68% in 2001. Gross profit from the CSS increased to $3.6 million in 2002 from $3.1 million in 2001 and the gross profit margin increased to 3.19% from 2.15% in the respective periods. The increase in the CSS gross profit margin was the result of reductions in costs related to claims and costs overruns on certain projects and by increased profit recognition related to several projects nearing completion at

MVCO	2003 Form 10-K

December 31, 2002. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS increased to $3.9 million in 2002 from $1.6 million in 2001 and the gross profit margin increased to 10.6% from 5.13% in the respective periods. The improved performance for the CMS during 2002 is the result of a 19.0% increase in revenue from 2001 that resulted from the expansion of the production and delivery capacity of the CMS.

     General and Administrative Expenses. General and administrative expenses decreased to $6.6 million for 2002 from $8.1 million for 2001. The decrease resulted primarily from the recording of an impairment loss of goodwill in the amount of $1.4 million during 2001 versus no impairment loss of goodwill during 2002, a $.6 million decrease in administrative salaries, wages and related payroll taxes, and a $.1 million decrease in administrative vehicle expense, offset by a $.3 million increase in various employee incentive plans and a $.5 million increase in legal fees.

     Interest Income and Expense. Interest income for 2002 decreased to $.2 million from $.3 million for 2001 resulting primarily from a decrease in invested cash reserves. Interest expense decreased for 2002 to $.4 million from $.5 million for 2001, due primarily to the lower variable interest rate on the line of credit in 2002 compared to the variable interest rate in 2001.

     Net Income (loss). Net income was $.7 million for 2002 as compared to a net loss of $2.5 million for 2001. The change from a net loss to a net income resulted primarily from our ability to increase gross profits and to decrease general and administrative expenses, reduced by a net reduction in other income (expense).

Liquidity and Capital Resources

     Currently our primary need for capital is to finance the expansion of CMS. Historically, our primary source of cash has been from operations.

     As of December 31, 2003, we no longer have a line of credit. Per the terms of the loan agreement, we elected to allow the fully drawn pre-existing line of credit to convert into a term agreement. The interest rate will remain at Chase Manhattan Bank’s prime, plus 1.25% requiring equal monthly principal plus interest payments through December 31, 2007. The term agreement is collateralized by all of our assets. Under the terms of the agreement, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth. We are in compliance with the covenants. We are currently investigating credit arrangements, which will provide us with an available line of credit. We feel that our cash reserves will provide sufficient liquidity until a line of credit agreement is in place.

     The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows.

	For the Years Ended December 31,
	2003	2002	2001
Cash Provided By Operating Activities	$5,033,068	$2,953,781	$94,449
Cash Provided By Investing Activities	1,207,276	1,619,844	1,124,921
Cash Used in Financing activities	(4,791,491)	(3,512,596)	(813,462)

     Cash provided by operating activities during 2003 amounted to $5.0 million, primarily the result of a decrease in accounts receivable of $.1 million, a decrease in costs in excess of billings of $.1 million, a decrease in inventory of $.4 million, a decrease in claims receivable of $.7 million, an increase in net deferred taxes of $.1 million, an increase in allowance for doubtful accounts of $.4 million, an increase in the allowance for obsolete inventory of $.2 million, an increase in billings in excess of costs of $1.2 million, an increase in accrued liabilities of $.9 million, depreciation and amortization of $2.7 million, and a net income of $.1 million, offset by, an increase in prepaid expenses and other of $.1 million, a decrease in accounts payable of $1.3 million and the gain on the disposal of property, equipment, land and mineral lease rights of $.5 million.

     Cash provided by operating activities during 2002 amounted to $2.95 million, primarily the result of a decrease in accounts receivable of $.4 million, a decrease in costs in excess of billings of $3.8 million, a decrease in inventory, net of $1.4 million, a decrease in net deferred taxes of $.5 million, an increase in accrued liabilities of $1.9 million, depreciation and amortization of $2.8 million, and a net income of $.7 million, offset by, an increase in claims receivable of $2.4 million, a

MVCO	2003 Form 10-K

decrease in billings in excess of costs of $.9 million, a decrease in accounts payable of $7.1 million and a decrease in allowance for doubtful accounts of $.3 million.

     Cash provided by operating activities during 2001 amounted to $.09 million, primarily the result of an increase in accounts payable of $9.4 million, a decrease in costs in excess of billings of $4.5 million, a decrease in income tax receivable of $.8 million, the impairment of goodwill of $1.4 million and depreciation and amortization of $2.8 million, offset by, an increase in accounts receivable of $7.2 million, a decrease in billings in excess of costs of $1.4 million, an increase in claims receivable of $6.0 million, an increase in inventory of $1.2 million, an increase in net deferred taxes of $.6 million and a net loss of $2.5 million.

     Cash provided by investing activities during 2003 amounted to $1.2 million, related primarily to the proceeds from the sale of property, equipment and land in the amount of $1.7 million and the proceeds from the sale of mineral lease rights and pit development of $.3 million, offset by the purchase of property and equipment of $.6 million and an increase in restricted cash of $.2 million.

     Cash provided by investing activities during 2002 amounted to $1.6 million, related primarily to the proceeds from the sale of property and equipment in the amount of $1.6 million, a decrease in restricted cash of $.7 million and the proceeds from the sale of mineral rights and pit development of $.5 million, offset by the purchase of property and equipment of $.5 million and the purchase of land held for sale of $.7 million.

     Cash provided by investing activities during 2001 amounted to $1.1 million, related primarily to the proceeds from the sale of property and equipment in the amount of $2.4 million, offset by the increase in restricted cash of $.6 million, the purchase of property and equipment of $.5 million and the increase in pit development of $.1 million.

     Cash used in financing activities during 2003 amounted to $4.8 million, related primarily to repayment of notes payable and capital lease obligations.

     Cash used in financing activities during 2002 amounted to $3.5 million, related primarily to repayment of notes payable and capital lease obligations in the amount of $4.1 million, offset by the proceeds received from a note payable in the amount of $.6 million.

     Cash used in financing activities during 2001 amounted to $.8 million, related primarily to repayment of notes payable and capital lease obligations in the amount of $5.0 million, offset by the proceeds received from a note payable of $4.2 million.

Impact of Inflation

     We believe that inflation has not had a material impact on our operations. However, substantial increases in labor costs, worker compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect our operations in future periods.

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for obsolete inventory. The revenue recognition and cost estimation accounting method is applied by the CSS to heavy construction projects executed under multi-year contracts with various customers. Approximately 71%, 76% and 82% of total net revenue was recognized under the percentage-of-completion method of accounting during 2003, 2002 and 2001, respectively.

     Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to-date to the estimated total of direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontracting, direct materials, and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided for in their entirety in the period in which such losses are determined, without reference to the percentage-of-completion. As

MVCO	2003 Form 10-K

contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

     The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

     We are also required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts during the years ended December 31, 2003 and 2002 amounted to $710,153 and $287,333, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of individual accounts outstanding.

     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At December 31, 2003 and 2002, inventories of $1,249,118 and $1,818,235 respectively, are net of reserves of $1,186,197 and $1,000,000 respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or market activity.

Summary of Contractual Obligations and Commercial Commitments

     Contractual obligations at December 31, 2003, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt	$10,512,015	$3,512,286	$4,786,964	$2,212,765	$—
Capital Lease Obligations	2,183,484	1,009,449	1,095,730	78,305	—
Operating Leases	15,844,518	5,141,006	6,096,081	3,144,452	1,462,979
Purchase Obligations	—	—	—	—	—
Other Long term Liabilities	—	—	—	—	—

Total Contractual Obligations	$28,540,017	$9,662,741	$11,978,775	$5,435,522	$1,462,979

Recent Accounting Pronouncements

     See Note 1—Summary of Significant Accounting Policies and Use of Estimates, new accounting announcements adopted in the accompanying consolidated financial statements (Item 8) for information regarding recent accounting pronouncements.

MVCO	2003 Form 10-K

Known and Anticipated Future Trends and Contingencies

     With continued improvement in profitability and working capital, it is anticipated that our surety credit will increase proportionately, thereby allowing us to bid on and perform more and larger projects. Bidding opportunities within our focused market areas are ample for the size of our current surety program and it is reasonable to believe, given historical bidding success, that backlog may increase slightly during 2004.

     We believe that government, at all levels, will continue to be the primary source of funding for infrastructure work. The national transportation legislation, TEA-21, expired in September 2003. Interim funding extensions have been granted while congress continues to work on a new six-year highway bill. It is expected, but cannot be assured, that new legislation will be enacted during 2004 to fund another six-year transportation infrastructure program. Over the next few months until funding authority is finalized, State Departments of Transportation may not let as many contracts until they are fully aware of the funding available to them.

     The competitive bidding process will continue to be the dominant method for determining contract award. However, other innovative bidding methods will be tried and may gain favor, namely “A Plus B” contracts, where the bidders’ proposals are selected on both price and scheduling criteria. Design-build projects are becoming more common and are likely to increase in frequency.

     In light of the rising needs for infrastructure work throughout the nation and the tendency of the current needs to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought. Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards. There is also a trend toward local and state legislation regulating growth and urban sprawl. The passage of such legislation and the degree of growth limits imposed by it could dramatically affect the nature of our markets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate and commodity price market risk.

     Interest Rate Risk - From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2003. Assuming a 100 basis point increase in the prime interest rate at December 31, 2003 the potential increase in the fair value of our debt obligations would have been approximately $74,000 at December 31, 2003. See Note 9-Notes payable and Note 10-Line of credit (Item 8) in the accompanying consolidated financial statements.

MVCO	2003 Form 10-K

Item 8. Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To The Board of Directors and Stockholders of
Meadow Valley Corporation

We have audited the accompanying consolidated balance sheet of Meadow Valley Corporation and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meadow Valley Corporation and Subsidiaries at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple & Cooper, LLP

Phoenix, Arizona
March 6, 2004

Report of Independent Certified Public Accountants

Board of Directors
Meadow Valley Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meadow Valley Corporation and Subsidiaries at December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California
March 7, 2003

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$4,738,388	$3,289,535
Restricted cash	1,844,891	1,681,361
Accounts receivable, net	20,664,022	21,203,373
Claims receivable	4,101,898	387,878
Prepaid expenses and other	2,196,899	1,858,479
Inventory, net	1,249,118	1,818,235
Land held for sale	264,738	711,531
Costs and estimated earnings in excess of billings on uncompleted contracts	1,463,309	1,543,061
Deferred tax asset	1,243,896	1,501,846

Total Current Assets	37,767,159	33,995,299
Property and equipment, net	13,127,675	14,555,646
Refundable deposits	94,299	50,604
Mineral rights and pit development, net	309,110	445,063
Claims receivable	3,521,080	7,961,107
Other assets	—	32,223

Total Assets	$54,819,323	$57,039,942

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$18,646,857	$19,912,516
Accrued liabilities	4,563,816	3,697,111
Notes payable	3,512,286	3,424,209
Obligations under capital leases	878,280	921,306
Billings in excess of costs and estimated earnings on uncompleted contracts	4,955,454	3,733,152

Total Current Liabilities	32,556,693	31,688,294
Deferred tax liability	2,604,652	2,766,891
Notes payable, less current portion	6,999,729	9,256,598
Obligations under capital leases, less current portion	1,085,064	1,875,712

Total Liabilities	43,246,138	45,587,495

Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value; 15,000,000 shares authorized, 3,601,250 and 3,559,938 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	1,425,162	1,304,424

Total Stockholders’ Equity	11,573,185	11,452,447

Total Liabilities and Stockholders’ Equity	$54,819,323	$57,039,942

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
Revenue:
Construction Services	$110,119,548	$114,245,704	$143,129,246
Construction Materials	43,987,317	36,801,564	30,933,902

Total revenue	154,106,865	151,047,268	174,063,148

Cost of revenue:
Construction Services	107,883,229	110,603,682	140,058,139
Construction Materials	39,880,018	32,911,989	29,346,648

Total cost of revenue	147,763,247	143,515,671	169,404,787

Gross profit	6,343,618	7,531,597	4,658,361
General and administrative expenses	6,494,285	6,598,940	8,062,623

Income (loss) from operations	(150,667)	932,657	(3,404,262)

Other income (expense):
Interest income	58,622	156,836	319,797
Interest expense	(489,117)	(441,585)	(485,937)
Other income	743,543	288,862	377,840

	313,048	4,113	211,700

Income (loss) before income taxes	162,381	936,770	(3,192,562)
Income tax benefit (expense)	(41,643)	(198,629)	668,631

Net income (loss)	$120,738	$738,141	$(2,523,931)

Basic net income (loss) per common share	$0.03	$0.21	$(0.71)

Diluted net income (loss) per common share	$0.03	$0.21	$(0.71)

Basic weighted average common shares outstanding	3,593,102	3,559,938	3,559,938

Diluted weighted average common shares outstanding	3,599,259	3,559,938	3,559,938

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock
	Number of
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2001	3,559,938	$3,601	$10,943,569	$(799,147)	$3,090,214
Net loss for the year ended 2001					(2,523,931)

Balance at December 31, 2001	3,559,938	3,601	10,943,569	(799,147)	566,283
Net income for the year ended 2002					738,141

Balance at December 31, 2002	3,559,938	3,601	10,943,569	(799,147)	1,304,424
Treasury stock used in funding employer retirement plan contributions	41,312
Net income for the year ended 2003					120,738

Balance at December 31, 2003	3,601,250	$3,601	$10,943,569	$(799,147)	$1,425,162

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$156,457,827	$152,229,244	$164,497,420
Cash paid to suppliers and employees	(151,048,332)	(149,296,319)	(165,041,014)
Interest received	58,622	156,836	319,797
Interest paid	(489,117)	(441,585)	(485,937)
Income taxes refunded	54,068	305,605	804,183

Net cash provided by operating activities	5,033,068	2,953,781	94,449

Cash flows from investing activities:
Decrease (increase) in restricted cash	(163,530)	720,187	(618,543)
Proceeds from sale of property and equipment	776,822	1,573,495	2,366,242
Purchase of property and equipment	(613,800)	(519,894)	(510,516)
Decrease (increase) in land held for sale	942,701	(711,531)	—
Purchase of mineral rights and pit development	—	—	(112,262)
Proceeds from sale of mineral rights and pit development	265,083	557,587	—

Net cash provided by investing activities	1,207,276	1,619,844	1,124,921

Cash flows from financing activities:
Repayment of capital lease obligations	(1,032,586)	(1,285,232)	(1,105,301)
Proceeds received from notes payable	—	600,000	4,182,533
Repayment of notes payable	(3,758,905)	(2,827,364)	(3,890,694)

Net cash used in financing activities	(4,791,491)	(3,512,596)	(813,462)

Net increase in cash and cash equivalents	1,448,853	1,061,029	405,908
Cash and cash equivalents at beginning of year	3,289,535	2,228,506	1,822,598

Cash and cash equivalents at end of year	$4,738,388	$3,289,535	$2,228,506

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2003	2002	2001
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net income (loss)	$120,738	$738,141	$(2,523,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,728,309	2,816,406	2,811,042
(Gain) loss on sale of property, equipment and land	(537,173)	(34,025)	64,872
Deferred taxes, net	95,711	504,234	(638,448)
Allowance for doubtful accounts	422,820	(275,079)	163,193
Inventory allowance	186,197	1,000,000	—
Impairment of goodwill	—	—	1,420,704
Changes in Operating Assets and Liabilities:
Accounts receivable	116,531	449,610	(7,243,533)
Claims receivable, current	(3,714,020)	(387,878)	—
Prepaid expenses and other	(100,620)	(215,739)	344,928
Inventory	382,920	2,668,218	(1,198,218)
Income tax receivable	—	—	774,000
Costs and estimated earnings in excess of billings on uncompleted contracts	79,752	3,750,993	4,533,955
Refundable deposits	(43,695)	4,506	121,455
Claims receivable, less current portion	4,440,027	(1,993,081)	(5,968,026)
Other assets	32,223	48,335	(80,558)
Accounts payable	(1,265,659)	(7,113,468)	9,419,871
Accrued liabilities	866,705	1,885,113	(477,700)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,222,302	(892,505)	(1,429,157)

Net cash provided by operating activities	$5,033,068	$2,953,781	$94,449

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

  Nature of the Corporation:

     Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) and Ready Mix, Inc. (“RMI”.) MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities and municipalities in the states of Nevada, Arizona, and Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas and Phoenix metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

  Liquidity:

     The Company incurred income (loss) from operations for the years ended December 31, 2003, 2002 and 2001 of $(150,667), $932,657 and $(3,404,262) and has provided cash from operating activities of $5,033,068, $2,953,781 and $94,449 for the years ended December 31, 2003, 2002 and 2001. In order to improve working capital during the year ended December 31, 2003, the Company, through its construction services segment, disposed of under-utilized equipment through two regional auctions. The net book value of assets sold was $488,949. Proceeds from the sales, net of selling expenses, totaled $581,132 resulting in a gain of $92,183, and is included in other income. The Company also executed a definitive agreement on December 31, 2003 to sell certain pit assets to Jobe Concrete Products, Inc. (“Jobe”.) The net book value of assets sold and liabilities assumed was $128,803. Proceeds from the sale totaled $315,000 resulting in a gain of $186,197, and is included in other income. In connection with the transaction, Jobe will be compensated to market and sell the existing inventory, the ownership of which is retained by the Company. The Company, through its construction materials segment, disposed of a parcel of land held for sale. The net book value was $711,531. Proceeds from the sale totaled $942,701, net of selling expenses, resulting in a gain of $231,170, and is included in other income. The Company may consider the sale of other assets to improve its working capital.

  Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries MVCI and RMI. Intercompany transactions and balances have been eliminated in consolidation.

  Reclassifications:

     Certain balances as of and for the year ended December 31, 2002 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

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

     Significant estimates are used when accounting for the percentage-of-completion and the estimated gross profit on projects in progress, allowance for doubtful accounts, inventory allowance, depreciation and amortization, accruals, taxes, contingencies and goodwill, which are discussed in the respective notes to the consolidated financial statements.

  Revenue and Cost Recognition:

     Revenue and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total of direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontracting, direct materials, and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided for in their entirety in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

  Revenue and Cost Recognition (Continued):

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of December 31, 2003 and 2002, the total amount of contract claims filed by the Company with various public entities was $46,601,386 and $46,740,700, respectively. Of those sums, the Company’s portion of the claims total was $29,953,191 and $30,139,584 and the balance of $16,648,195 and $16,601,116 pertains to a prime contractor or subcontractors’ claims. Total claim amounts reported in its financial statements are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $7,622,978 and $8,348,985 in cumulative claim receivable as of December 31, 2003 and 2002 to offset a portion of costs incurred to-date on the claims. The claims receivable as of December 31, 2003 and 2002 are comprised of a long-term portion of $3,521,080 and $7,961,107 and a current portion of $4,101,898 and $387,878, respectively.

     As of December 31, 2002, the Company also recorded $126,860, which was included in costs and estimated earnings in excess of billings on uncompleted contracts, for unpaid quantities, unpaid change orders, and pending change orders in advance of receipt, from prior years’ activities.

     Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $7,622,978, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will increase income. (See Note 21, Subsequent Events)

     The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

  Cash and Cash Equivalents:

     The Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.

  Restricted Cash:

     At December 31, 2003 and 2002, funds in the amount of $1,844,891 and $1,681,361, respectively, were held in trust, in lieu of retention, on certain of the Company’s construction contracts and will be released to the Company after the contracts are completed.

  Accounts Receivable, net:

     Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress as well as other trade and non-trade receivables.

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. At December 31, 2003 and 2002, the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $710,153 and $287,333, respectively. During the years ended December 31, 2003, 2002 and 2001 the Company incurred bad debt expense in the amounts of $431,909, $201,089 and $171,037, respectively. The Company records delinquent finance charges on outstanding accounts receivables only if they are collected.

     At December 31, 2003 and 2002 all of the Company’s accounts receivables were pledged as collateral for a note payable.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

  Inventory, net:

     Inventories, which consist primarily of raw materials, are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. At December 31, 2003 and 2002, the Company had an allowance for potentially obsolete or slow moving inventory in the amounts of $1,186,197 and $1,000,000.

     At December 31, 2003 and 2002 the Company’s entire inventory was pledged as collateral for a note payable.

  Property and Equipment:

     Property and equipment are recorded at cost. Depreciation charged to operations during the years ended December 31, 2003, 2002 and 2001 was $2,671,242, $2,727,860 and $2,529,281, respectively. Depreciation is provided for on the straight-line method, over the estimated useful lives. Leasehold improvements are recorded at cost and are depreciated over their estimated useful lives or the lease term, whichever is shorter.

     The estimated useful lives of property and equipment are:

Plants	6-15 years
Computer equipment	5 years
Equipment	5-10 years
Vehicles	5 years
Office furniture and equipment	7 years
Leasehold improvements	2-10 years

     At December 31, 2003 and 2002, all property and equipment were pledged as collateral for notes payable and capital lease obligations.

  Income Taxes:

     The Company accounts for income taxes in accordance with the Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”.) SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company files consolidated tax returns with MVCI and RMI for federal and state tax reporting purposes.

  Fair Value of Financial Instruments:

     The carrying amounts of financial instruments including cash, restricted cash, costs and estimated earnings in excess of billings on uncompleted contracts, certain current maturities of long-term debt, billings in excess of costs and estimated earnings on uncompleted contracts, accrued liabilities and long-term debt approximate fair value based on their short maturities or on borrowing rates currently available to the Company for loans with similar terms and maturities.

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

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

  Stock-Based Compensation:

     Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

  Stock Option Expense:

     All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income (loss) and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts presented below:

	2003	2002	2001
Net income (loss), as reported	$120,738	$738,141	$(2,523,931)
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(58,604)	(105,827)	(101,797)

Pro forma net income (loss)	$62,134	$632,314	$(2,625,728)

Basic net income (loss) per common share
As Reported	$0.03	$0.21	$(0.71)
Pro forma	0.02	0.18	(0.74)
Diluted net income (loss) per common share
As Reported	$0.03	$0.21	$(0.71)
Pro forma	0.02	0.18	(0.74)

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

  Stock Option Expense (Continued):

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003: expected life of options of 3 years, expected volatility of 82.23%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2003 was approximated $.82.

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

  New Accounting Announcements adopted:

     In June 2001, Financial Accounting Standards Board (“FASB”) issued Statement No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

     In June 2002, FASB issued Statement No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superceded. FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, FASB issued Statement No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

  New Accounting Announcements adopted (Continued):

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows:

1.	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. We have completed our assessment and determined that we have no SPE’s.

2.	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, we could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. We have not entered into any material joint venture or partnership agreements prior to February 1, 2003.

3.	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and we do not expect to enter into any such material agreements during our first interim period ended January 31, 2004. If we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

     EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 does not have a significant impact on our financial statements.

     In April 2003, the FASB issued Statement No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 does not have a significant impact on our financial statements.

     In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 does not have a significant impact on our financial statements.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

New Accounting Announcements adopted (Continued):

     In December of 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) (“Revised SFAS 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of Revised SFAS No. 132 did not have a material effect on the Company’s financial position or results of operations.

2. Concentration of Credit Risk:

     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2003 and 2002, the Company has uninsured cash, cash equivalents, and restricted cash in the amounts of $9,968,660 and $4,825,721, respectively.

     The Company’s business activities and accounts receivable are with customers in the construction industry and various governmental authorities and municipalities located primarily in the Nevada, Arizona and Utah. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, returns and potential cash and other discounts taken.

3. Accounts Receivable, net:

     Accounts receivable, net consists of the following:

	December 31,	December 31,
	2003	2002
Contracts in progress	$8,059,848	$8,854,440
Contracts in progress - retention	5,365,090	5,619,937
Completed contracts	—	5,420
Completed contracts - retention	—	119,444
Other trade receivables	7,233,568	6,241,710
Other receivables	715,669	649,755

	21,374,175	21,490,706
Less: Allowance for doubtful accounts	(710,153)	(287,333)

	$20,664,022	$21,203,373

4. Contracts in Progress:

     Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	December 31,	December 31,
	2003	2002
Costs incurred on uncompleted contracts	$448,808,200	$450,305,829
Estimated earnings to date	16,572,424	18,366,100

	465,380,624	468,671,929
Less: billings to date	(461,249,791)	(462,900,913)

	4,130,833	5,771,016
Less: claims receivable, not included in billings to date	(7,622,978)	(7,961,107)

	$(3,492,145)	$(2,190,091)

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Contracts in Progress (Continued):

     Included in the accompanying balance sheets under the following captions:

	December 31,	December 31,
	2003	2002
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,463,309	$1,543,061
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,955,454)	(3,733,152)

	$(3,492,145)	$(2,190,091)

5. Land held for sale:

     In August 2003, management chose to make available for sale a parcel of land held by the construction services segment with a cost basis of $264,738. The Company intends to sell the land for cash within the next year. In September 2003, the Company sold a parcel of land, which was held by the construction materials segment, to a third party for $942,701, net of selling expenses. The Company recognized a net gain on the disposal of the land in the amount of $231,170, which is included in other income.

6. Property and Equipment:

     Property and equipment consists of the following:

	December 31,	December 31,
	2003	2002
Land	$562,901	$827,639
Plants	7,283,099	7,283,099
Computer equipment	515,183	475,902
Equipment	10,239,981	11,438,669
Vehicles	4,506,130	3,542,820
Office furniture and fixtures	66,320	61,995
Improvements	458,891	446,541

	23,632,505	24,076,665
Accumulated depreciation	(10,504,830)	(9,521,019)

	$13,127,675	$14,555,646

7. Accounts Payable:

     Accounts payable consists of the following:

	December 31,	December 31,
	2003	2002
Trade	$15,705,914	$16,108,962
Retentions	2,940,943	3,803,554

	$18,646,857	$19,912,516

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accrued Liabilities:

     Accrued liabilities consist of the following:

	December 31,	December 31,
	2003	2002
Compensation	$2,369,891	$2,031,966
Taxes	517,981	241,772
Insurance	556,856	212,701
Other	1,119,088	1,210,672

	$4,563,816	$3,697,111

9. Notes Payable:

     Notes payable consists of the following:

	December 31,	December 31,
	2003	2002
Notes payable, interest rates ranging from 6.28% to 7.81% with monthly payments of $42,483, due dates ranging from July 1, 2003 to June 4, 2004, collateralized by equipment	$7,197	$447,154
Notes payable, interest rates ranging from 9.0% to 9.33% with monthly payments of $9,958, due dates ranging from August 15, 2003 to December 31, 2004, collateralized by land	31,159	115,335
Notes payable, interest rates ranging from 6.9% to 8.11% with monthly payments of $7,524, due dates ranging from May 11, 2004 to November 1, 2004, collateralized by equipment	54,086	136,981
Notes payable, variable interest rate was 4.0% at December 31, 2003, with monthly principal payments of $15,536, due dates ranging from July 14, 2005 to May 13, 2006, collateralized by equipment	424,242	610,672
Non-interest bearing note payable, with monthly payments of $5,012, due September 28, 2004, collateralized by equipment	45,108	105,251
Notes payable, interest rates ranging from 4.5% to 8.84%, with monthly payments of $33,099, due dates ranging from December 20, 2004 to February 27, 2006, collateralized by equipment	668,185	1,020,152

	$1,229,977	$2,435,545

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Notes Payable (Continued):

     Notes payable consists of the following (Continued):

	December 31,	December 31,
	2003	2002
Total from previous page	$1,229,977	$2,435,545
Note payable, 4.75% interest rate, with monthly payments of $126,507, due July 6, 2003, collateralized by workers’ compensation and general liability insurance policies	—	871,693
Note payable, variable interest rate was 7.25% at December 31, 2002, with monthly interest only payments and a principal payment of $600,000, due September 29, 2003, collateralized by land	—	600,000
Non-interest bearing note payable, with monthly payments of $1,344, due February 7, 2003, collateralized by equipment	—	1,344
Notes payable, interest rates ranging from 4.0% to 9.0%, with monthly payments of $69,230, due dates ranging from May 5, 2004 to October 20, 2005, collateralized by equipment	867,150	1,772,225
Notes payable, interest rates ranging from 4.5% to 6.75%, with monthly payments of $18,577, due dates ranging from January 31, 2006 to December 1, 2008, collateralized by equipment and vehicles	841,708	—
Note payable, 5.99% interest rate with monthly payments of $24,438, due July 1, 2004, collateralized by the Company’s umbrella insurance policy	144,099	—
Notes payable, non-interest bearing, with monthly payments of $7,641, due dates ranging from August 15, 2008 to September 15, 2008 (less unamortized discount of $55,785 - effective rate of 6%) collateralized by vehicles	429,081	—
Note payable, variable interest rate was 5.25% at December 31, 2003, with equal principal payments of $145,833 plus interest, due December 31, 2007, collateralized by all assets of the Company (See Note 10)	7,000,000	7,000,000

	10,512,015	12,680,807
Less: current portion	(3,512,286)	(3,424,209)

	$6,999,729	$9,256,598

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Notes Payable (Continued):

     Following are maturities of long-term debt for each of the next 5 years:

2004	$3,512,286
2005	2,680,568
2006	2,106,396
2007	2,004,758
2008	208,007

$10,512,015

10. Line of Credit:

     During the year ended December 31, 2003, the Company elected to convert the pre-existing line of credit into a term loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus 1.25%. The term agreement requires equal monthly principal plus interest payments through December 31, 2007 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company and the subsidiary are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth. As of December 31, 2003 and 2002, the Company and its subsidiary were in compliance with these covenants. As a result of the conversion the Company has no available line of credit as of December 31, 2003.

11. Related Party Transactions:

   Revenue:

     During the years ended December 31, 2003 and 2002, the Company provided construction materials to a related party in the amounts of $22,982 and $12,282, respectively. Included in accounts receivable at December 31, 2003 and 2002 are amounts due from related parties, in the amounts of $11,822 and $14,666, respectively.

   Professional Services:

     During the years ended December 31, 2003, 2002 and 2001, a related party rendered professional services to the Company in the amounts of $6,246, $23,491 and $14,573, respectively. Included in accounts payable at December 31, 2003 and 2002 are amounts due to a related party, in the amounts of $0 and $3,990, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company paid $40,000, $30,000 and $30,000, respectively to outside members of the board of directors.

   Subcontractor/Supplier:

     Various related parties provided materials and equipment used in the Company’s construction service and material businesses during the years ended December 31, 2003, 2002 and 2001, in the amounts of $589, $2,099,905 and $4,114,319, respectively. Included in accounts payable at December 31, 2003 and 2002 are amounts due to related parties, in the amounts of $0 and $81,471, respectively, related to subcontracts and supplies.

   Royalties:

     During the years ended December 31, 2003, 2002 and 2001, the Company paid a related party mining royalties in the amounts of $0, $514,296 and $390,144, respectively. Included in accrued liabilities at December 31, 2003 and 2002 are amounts due to a related party for royalties, in the amounts of $0 and $31,276, respectively.

   Commitments:

     The Company leased office space in Moapa, Nevada on a month-to-month basis, at a rental rate of $840 per month, from a related party of the Company. The lease terms also required the Company to pay common area maintenance, taxes, insurance and other costs. Rent expense under the lease for the years ended December 31, 2003, 2002 and 2001 amount to $0, $0 and $9,240, respectively.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes:

     The provisions for income tax benefit (expense) from operations consist of the following:

	For the Years Ended December 31,
	2003	2002	2001
Current:
Federal	$54,068	$—	$30,183
State	—	—	—

	54,068	—	30,183
Deferred	(95,711)	(198,629)	638,448

	$(41,643)	$(198,629)	$668,631

     The Company’s deferred tax asset (liability) consists of the following:

	December 31,	December 31,
	2003	2002
Deferred tax asset:
Other	$346,209	$176,288
Inventory allowance	442,452	373,000
NOL carryforward	455,235	952,558

	1,243,896	1,501,846
Deferred tax liability:
Depreciation and other	(2,604,652)	(2,766,891)

Net deferred tax liability	$(1,360,756)	$(1,265,045)

     For the years ended December 31, 2003, 2002 and 2001, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the Years Ended December 31,
	2003	2002	2001
Statutory rate applied to income (loss) before income taxes	$46,579	$318,502	$(1,085,471)
State taxes, net of federal benefit	5,358	30,913	(35,902)
Increase (decrease) in income taxes resulting from:
Valuation Allowance	—	(255,980)	—
Non-Deductible items	11,241	14,599	525,015
Other	(21,535)	90,595	(72,273)

	$41,643	$198,629	$(668,631)

     At December 31, 2003, the Company has available federal and state operating loss carry-forwards of approximately $2,500,000, which will expire through the year 2021.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments:

     The Company is currently leasing office space in Phoenix, Arizona under a non-cancelable operating lease agreement expiring in December 2008. The lease agreement provides for monthly payments of $8,694 from February 1, 2004 through December 31, 2004. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $125,984, $113,456 and $115,059 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company leases office space, batch plants, equipment, mixer trucks, property and aggregate supply under leases expiring in various years through 2010. Rents under the aforementioned operating leases were $7,169,010, $6,641,195 and $8,307,423 for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2003 for each of the next five years and in aggregate are:

2004	$5,141,006
2005	3,687,335
2006	2,408,746
2007	1,750,763
2008	1,393,689
Subsequent to 2008	1,462,979

$15,844,518

     The Company has entered into employment contracts with some of its executive officers and key managers that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. As of the end of December 31, 2003, 2002 and 2001, the total commitments, excluding benefits and incentives, amount to $1,724,677, $829,875 and $498,875, respectively.

     The Company is the lessee of batch plants, equipment and vehicles under capital leases expiring in various years through 2008. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over the lesser of the expected useful life or the lease term. Depreciation on the assets under capital leases charged to expense in 2003, 2002 and 2001 was $398,345, $482,748 and $621,147, respectively. At December 31, 2003 and 2002, property and equipment included $3,380,685 and $3,952,220, net of accumulated depreciation, of batch plants, vehicles and equipment under capital leases.

     Minimum future lease payments under capital leases as of December 31, 2003 for each of the next five years and in aggregate are:

2004	$1,009,449
2005	634,030
2006	461,700
2007	46,983
2008	31,322

Total minimum payments	2,183,484
Less: amount representing interest	(220,140)

Present value of net minimum lease payment	1,963,344
Less: current portion	(878,280)

$1,085,064

14. Stockholders’ Equity:

   Preferred Stock:

     The Company has authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders’ Equity (Continued):

   Initial Public Offering:

     During October 1995, the Company completed an initial public offering (“Offering”) of Units of the Company’s securities. Each unit consisted of one share of $.001 par value common stock and one redeemable common stock purchase warrant (“Warrant”). Each Warrant was exercisable to purchase one share of common stock at $7.20 per share for a period of 5 years from the date of the Offering. The Offering included the sale of 1,926,250 Units at $6.00 per Unit. Net proceeds of the Offering, after deducting underwriting commissions and offering expenses of $2,122,080, amounted to $9,435,420. The warrants expired and were de-listed at the time of market closing on December 31, 2002.

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

     The above claims combined total $46,601,386. Of that sum, the Company’s portion of the claims total was $29,953,191 and the balance of $16,648,195 pertains to prime contractor or subcontractors’ claims. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Relative to the aforementioned claims, the Company has recorded $7,622,978 in cumulative claim receivable as of December 31, 2003 to offset a portion of costs incurred to-date on the claims. The claims receivable is comprised of a long-term portion of $3,521,080 and a current portion of $4,101,898.

     The current portion of claims receivable results from a settlement agreement on three of the five New Mexico claims (“NM Settlement”) reached during January 2004. The Company agreed to accept $7,000,000, including retention of $1,127,636, in exchange for releasing the New Mexico State Highway and Transportation Department from three of the five claims. The claim amount of the three settled claims totaled $15,463,207, of which $15,366,128 is on behalf of the Company and the balance of $97,079 is on behalf of subcontractors.

     Although the Company believes its claims receivable represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $7,622,978, net of professional fees, will reduce income. Conversely, a payment for those same items in excess of $7,622,978, net of professional fees, will increase income. (See Note 21, Subsequent Events)

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Litigation and Claim Matters (Continued):

     The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $2,008,399, which includes the $1,127,636 that is a part of the NM Settlement and represents full payment of retention owed on the three disputed contracts. The degree to which the Company is successful in recovering its costs from the remaining claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Corporation and its Subsidiaries

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and the Company to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. At that time, all remaining matters between the MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted. In July 2003, PCI filed a notice of dismissal without prejudice. In February 2004, a settlement was reached whereas; PCI will accept the value determined by the arbitrators in the above noted claim between the Company and Clark County.

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on two of the five contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contracts with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the two contracts for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the two contracts. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount.

MVCO	2003 Form 10-K

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

16. Statement of Cash Flows:

   Non-Cash Investing and Financing Activities:

     The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

     During the years ended December 31, 2003, 2002 and 2001, the Company financed the purchase of property, plant and equipment in the amounts of $1,551,225, $2,500,099 and $2,141,357, respectively.

     During the years ended December 31, 2003 and 2002, the Company financed the purchase of various insurance policies in the amount of $237,800 and $1,237,960, respectively.

17. Significant Customers:

     For the years ended December 31, 2003, 2002 and 2001, the Company recognized a significant portion of its revenue from three Customers (shown as an approximate percentage of total revenue):

	For the Years Ended December 31,
	2003	2002	2001
A	27.9%	21.4%	21.9%
B	1.3%	14.8%	12.5%
C	11.8%	11.6%	14.7%

     At December 31, 2003 and 2002, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

	For the Years Ended December 31,
	2003	2002
A	$3,342,616	$3,721,503
B	61,000	1,006,668
C	1,398,098	2,913,529

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Option Plan:

     In November 1994, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company has reserved 1,200,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.

     The following summarized the stock option transactions:

		Weighted Average
	Shares	Price per Share
Outstanding January 1, 2001	671,350	$5.11
Granted	201,300	2.44
Forfeited	(101,000)	4.80

Outstanding December 31, 2001	771,650	4.45
Forfeited	(27,625)	4.29

Outstanding December 31, 2002	744,025	4.46
Granted	369,000	1.46
Forfeited	(37,200)	4.68

Outstanding December 31, 2003	1,075,825	3.42

     Information relating to stock options at December 31, 2003 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
		Remaining
Exercise Price Per Share	Shares	Life ( In Years)	Exercise Price	Shares	Exercise Price
$6.250	125,675	2	$6.250	125,675	$6.250
5.410	2,500	3	5.410	2,500	5.410
4.375	132,000	3	4.375	132,000	4.375
5.310	80,000	4	5.310	80,000	5.310
5.875	79,200	5	5.875	79,200	5.875
4.563	20,000	6	4.563	20,000	4.563
4.000	20,000	6	4.000	20,000	4.000
3.875	71,800	6	3.875	71,800	3.875
2.438	175,650	8	2.438	122,725	2.438
$1.460	369,000	10	1.460	—	1.460

$1.46 to $6.25	1,075,825		$3.420	653,900	$4.610

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Option Plan (Continued):

     All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income (loss) and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts presented below:

	2003	2002	2001
Net income (loss), as reported	$120,738	$738,141	$(2,523,931)
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(58,604)	(105,827)	(101,797)

Pro forma net income (loss)	$62,134	$632,314	$(2,625,728)

Basic net income (loss) per common share
As Reported	$0.03	$0.21	$(0.71)
Pro forma	0.02	0.18	(0.74)
Diluted net income (loss) per common share
As Reported	$0.03	$0.21	$(0.71)
Pro forma	0.02	0.18	(0.74)

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003: expected life of options of 3 years, expected volatility of 82.23%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2003 was approximated $.82.

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

19. Employee Benefit Plan

     The Company maintains a 401(k) profit sharing plan allowing substantially all full-time employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors, and are subject to certain limitations. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $294,619, $32,223 and $0 to the Plan.

20. Basic Earnings (Loss) Per Share:

     The Company’s basic net income (loss) per share at December 31, 2003, 2002 and 2001 were computed by dividing net income (loss) for the period by 3,593,102, 3,559,938 and 3,559,938, respectively, the basic weighted average number of common shares outstanding during the period.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Basic Earnings (Loss) Per Share (Continued):

     The Company’s diluted net income per common share at December 31, 2003 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 369,000 shares at $1.46. Options to purchase 706,825 at a range of $2.438 to $6.25 per share were outstanding during 2003, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.

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

21. Subsequent Events:

     In January 2004, the Company agreed to accept $7,000,000, including retention of $1,127,636, in exchange for releasing the New Mexico State Highway and Transportation Department from three of the five claims. The claim amount of the three settled claims totaled $15,463,207, of which $15,366,128 was on behalf of the Company and the balance of $97,079 was on behalf of subcontractors. The Company previously recorded a claim receivable in the amount of $4,101,898 related to the three claims.

     During January and February 2004, the Company financed the purchase of five vehicles in the amount of $127,878. The note payable obligations have interest rates ranging from 5.31% to 5.9%, with combined monthly payments of $2,464, and are due February 2009.

     In February 2004, the Company financed the purchase of a piece of equipment in the amount of $112,500. The note payable obligation has an interest rate of 5.9%, with monthly principal payments of $3,135 plus interest, and is due February 2007.

     In February 2004, the Company financed the purchase of a piece of equipment in the amount of $14,037. The note payable obligation is non-interest bearing, with monthly payments of $390, and is due February 2007.

     In February 2004, the Company financed the purchase of a piece of equipment in the amount of $135,355. The note payable obligation has an interest rate of 4.9%, with monthly payments of $4,050, and is due February 2007.

     In February 2004, the Company sold a parcel of land to a third party for $350,000. The Company recognized a net gain on the disposal of the land in the amount of $45,994.

     In February 2004, the Company leased five mixer trucks, with a combined monthly payment of $10,625. The operating lease expires in February 2009.

     In March 2004, the Company was in the process of acquiring a parcel of land in the Las Vegas Metropolitan area for use as an additional batching facility for its materials segment. The agreed upon purchase price for this property is $1,089,000. The Company has until April 20, 2004 to determine if the site is acceptable and arrange financing. If the Company chooses not to acquire the property it will forfeit the $50,000 deposit held in escrow on the property.

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Other Informative Disclosures:

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

     The construction services segment of the Company generates revenue by providing construction services, usually under terms of a contract with an owner or a subcontract with another contractor.

     The following is a summary of certain financial information of the Company’s two main areas of operations for 2003, 2002 and 2001:

	Construction	Construction
	Services	Materials
For the twelve months ended December 31, 2003
Gross revenue	$110,119,548	$44,128,065
Intercompany revenue	—	140,748
Cost of revenue	107,883,229	40,020,766
Interest income	50,672	7,950
Interest expense	(281,555)	(207,562)
Depreciation and amortization	1,497,089	1,231,220
Income (loss) before taxes	(1,511,323)	1,673,704
Income tax benefit (expense)	591,751	(633,394)
Net income (loss)	(919,572)	1,040,310
Total assets	39,105,523	15,713,800
For the twelve months ended December 31, 2002
Gross revenue	$114,245,704	$38,849,418
Intercompany revenue	—	2,047,854
Cost of revenue	110,603,682	34,959,843
Interest income	146,354	10,482
Interest expense	(279,636)	(161,949)
Depreciation and amortization	1,698,828	1,117,578
Income (loss) before taxes	(813,327)	1,750,097
Income tax benefit (expense)	299,166	(497,795)
Net income (loss)	(514,161)	1,252,302
Total assets	40,550,315	16,489,627

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Other Informative Disclosures (Continued):

	Construction	Construction
	Services	Materials
For the twelve months ended December 31, 2001
Gross revenue	$143,129,246	$32,625,131
Intercompany revenue	—	1,691,229
Cost of revenue	140,058,139	31,037,877
Interest income	299,887	19,910
Interest expense	(302,489)	(183,448)
Depreciation and amortization	1,999,626	811,416
Income (loss) before taxes	(2,698,403)	(494,159)
Income tax benefit (expense)	756,333	(87,702)
Net income (loss)	(1,942,070)	(581,861)
Total assets	46,005,220	14,185,899

     There are no differences in accounting principles between the operations. All centrally incurred costs are allocated to the construction services operation. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

23. Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,
2003
Revenue	$32,194,111	$41,970,349	$42,846,101	$37,096,304
Gross profit	1,706,168	2,486,882	1,400,930	749,638
Income (loss) from operations	126,502	956,107	(469,787)	(763,489)
Net income (loss)	19,654	521,303	(97,094)	(323,125)
Basic net income (loss) per common share	0.01	0.14	(0.03)	(0.09)
Diluted net income (loss) per common share	0.01	0.14	(0.03)	(0.09)
Basic weighted average common shares outstanding	3,568,659	3,601,250	3,601,250	3,601,250
Diluted weighted average common shares outstanding	3,568,659	3,601,250	3,601,250	3,625,878
2002
Revenue	$35,005,133	$41,976,217	$37,523,094	$36,542,824
Gross profit	1,642,374	2,119,617	1,477,462	2,292,144
Income from operations	114,097	723,829	41,977	52,754
Net income	20,307	392,754	40,807	284,273
Basic net income per common share	0.01	0.11	0.01	0.08
Diluted net income per common share	0.01	0.11	0.01	0.08
Basic weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938
Diluted weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938

MVCO	2003 Form 10-K

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Data (Unaudited)(Continued):

	March 31,	June 30,	September 30,	December 31,
2001
Revenue	$35,353,537	$45,476,667	$52,619,530	$40,613,414
Gross profit	190,604	2,150,370	2,205,774	111,613
Income (loss) from operations	(1,548,077)	417,024	704,325	(2,977,534)
Net income (loss)	(1,017,359)	537,702	325,453	(2,369,727)
Basic net income (loss) per common share	(0.29)	0.15	0.09	(0.66)
Diluted net income (loss) per common share	(0.29)	0.15	0.09	(0.66)
Basic weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938
Diluted weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On October 22, 2003, Meadow Valley Corporation dismissed BDO Seidman, LLP (“BDO Seidman”) as the Company’s principal accountants and engaged Semple & Cooper, LLP (“Semple & Cooper”) as the principal accountants. The decision to change principal accountants was recommended by the Audit Committee and approved by the Board of Directors.

     In connection with the audits of the two fiscal years ended December 31, 2002, and 2001, and the subsequent interim period through October 22, 2003, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or an auditing scope or procedure, which disagreement, if not resolved to BDO Seidman’s satisfaction, would have caused BDO Seidman to make reference to the subject matter of the disagreement in connection with its reports.

     The audit reports of BDO Seidman on the financial statements of the Company as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to audit scope or accounting principles.

     On October 22, 2003, the Company engaged Semple and Cooper as the Company’s new principal accountants for the fiscal year 2003. The Registrant did not consult with Semple and Cooper regarding any matters prior to its engagement.

Item 9A. Controls and Procedures

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MVCO	2003 Form 10-K

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information on directors and executive officers of the Company will be included under the caption “Directors and Executive Officers” of the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2003, which is hereby incorporated by reference.

     The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Identification of the Audit Committee

     The Company’s Board of Directors has established a standing Audit Committee that consists of four outside directors. The current members of the Audit Committee are Mr. Agron (Chair), Mr. Cowan, Mr. May and Mr. Norton. The Board of Directors has determined that each of these directors is “independent” as defined by the applicable rules of the Nasdaq Stock Exchange and the Securities and Exchange Commission. The Board of Directors has also determined that each of these directors is financially literate as such term is defined by the applicable rules of the Nasdaq Stock Exchange and that Mr. Agron further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the Securities and Exchange Commission.

Code of Ethics

     Our Board of Directors has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chief Operating Officer, Chief Administrative Officer, Treasurer, Controller and other officers and directors of the Company (“Senior Management”). We have filed a copy of our Code of Ethics as an exhibit to this document and have also posted the Code of Ethics on our website at http://meadowvalley.com investor relations. We intend to disclose any amendment to or waiver from the Code of Ethics applicable to any Senior manager on a Form 8-K or on our website at http://meadowvalley.com.

Item 11. Executive Compensation

     Information on executive compensation will be included under the caption “Compensation of Executive Officers” of the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2003, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information on equity compensation plans and beneficial ownership of the Company’s voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption “Beneficial Ownership of the Company’s Securities” of the Company’s definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 2003, which is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption “Certain Relationships and Related Transactions” and “Information Regarding Indebtedness of Management to the Company” of the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2003, which is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

     Information concerning principal accounting fees and services will be included under the caption “Independent Accountants: Audit and Fees” of the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2003, which is incorporated by reference

MVCO	2003 Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

See Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

The schedules specified under Regulation S-X are either not applicable or immaterial to the Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

(b)	Reports on Form 8-K

The Company filed two Form 8-Ks and one Form 8-K/A during the fourth quarter ended December 31, 2003. The October 27, 2003 Form 8-K announcing the change in Certifying Accountant. The November 7, 2003 Form 8-K/A amended the announcement of the change in Certifying Accountant The November 14, 2003 Form 8-K provided the press release announcing our financial results for the fiscal quarter ended September 30, 2003.

(c)	Exhibits

Exhibit
No.	Title
3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)

3.02	Bylaws of the Registrant (1)

3.03	Bylaws of the Registrant Effective October 20, 1995 (1)

3.04	Bylaws of the Registrant Effective April 28, 1997 (13)

5.01	Opinion of Gary A. Agron, regarding legality of the Common Stock (includes Consent) (1)

5.02	Opinion of Gary A. Agron, regarding legality of the Units, Common Stock and Warrants (1)

10.01	Incentive Stock Option Plan (1)

10.27	Stock Purchase Agreement (1)

10.28	Form of Lockup Letter (1)

10.44	Promissory Note executed by Nevada State Bank (2)

10.45	Escrow Settlement Documents and related Promissory Note (2)

10.46	Conveyor Sales Contract and Security Agreement (2)

10.48	Second and Third Amendments to Office Lease of Registrant (2)

10.49	Lease Agreement with US Bancorp (2)

10.50	Lease Agreement with CIT Group (2)

10.56	Escrow Settlement Documents (3)

10.59	Promissory Note executed by General Electric Capital Corporation (3)

10.60	Promissory Note executed by General Electric Capital Corporation (3)

10.61	Promissory Note executed by Nevada State Bank (3)

10.67	Contract between Registrant and New Mexico State Highway and Transportation Department (3)

10.71	Contract between Registrant and Nevada Department of Transportation (3)

10.77	Lease Agreement with Banc One Leasing Corp. (4)

10.78	Lease Agreement with Banc One Leasing Corp. (4)

10.79	Lease Agreement with Banc One Leasing Corp. (4)

10.80	Lease Agreement with US Bancorp (4)

10.81	Security Agreement with Associates Commercial Corporation (4)

10.83	Contract between Registrant and Clark County, Nevada (4)

10.84	Contract between Registrant and Arizona Department of Transportation (4)

10.85	Contract between Registrant and New Mexico State Highway and Transportation Department (4)

10.86	Contract between Registrant and New Mexico State Highway and Transportation Department (4)

10.87	Contract between Registrant and New Mexico State Highway and Transportation Department (4)

10.88	Joint Venture Agreement between Registrant and R.E. Monks Construction Co. (4)

MVCO	2003 Form 10-K

Exhibit
No.	Title
10.89	Contract between Meadow Valley Contractors, Inc./R.E. Monks Construction Co. (JV) and the Arizona Department of Transportation (4)

10.90	Contract between the Registrant and Utah Department of Transportation (4)

10.91	Contract between the Registrant and Clark County, Nevada (4)

10.92	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (4)

10.94	Lease Agreement between the Registrant and Ken Nosker (4)

10.95	Promissory Note executed by General Electric Capital Corporation (5)

10.96	Promissory Note executed by General Electric Capital Corporation (5)

10.99	Transfer and Assumption Agreement executed by Associates Leasing, Inc. (5)

10.100	Lease Agreement with Banc One Leasing Corp. (5)

10.102	Lease Agreement with Trinity Capital Corporation (5)

10.103	Lease Agreement with Banc One Leasing Corp. (5)

10.107	Promissory Note executed by General Electric Capital Corporation (5)

10.109	Lease Agreement with Banc One Leasing Corp. (5)

10.110	Master Lease Agreement with Banc One Leasing Corp. (5)

10.113	Contract between Registrant and Utah Department of Transportation (5)

10.115	Contract between Registrant and Johnson and Danley Construction Co., Inc. (5)

10.116	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.117	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.118	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.119	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.120	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.121	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.122	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.123	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.124	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.125	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.126	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.127	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.128	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.129	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.130	Office lease of the Registrant (6)

10.131	Transfer and Assumption Agreement with Caterpillar Financial Services Corporation (6)

10.132	Installment Sale Contract with Caterpillar Financial Services Corporation (6)

10.133	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (6)

10.134	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (6)

10.135	Security Agreement with John Deere Construction Equipment Company (6)

10.136	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.137	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.138	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.139	Security Agreement with Associates Leasing, Inc. (6)

10.140	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (6)

10.141	Lease Agreement with Banc One Leasing Corporation (6)

MVCO	2003 Form 10-K

Exhibit
No.	Title
10.142	Office lease of the Registrant (6)

10.143	Security Agreement with John Deere Construction Equipment Company (6)

10.144	Contract between Registrant and Nevada Department of Transportation (6)

10.145	Contract between Registrant and Arizona Department of Transportation (6)

10.146	Joint Venture Agreement between Registrant and R.E. Monks Construction Co., LLC (6)

10.147	Contract between Registrant and Nevada Department of Transportation (6)

10.148	Installment Sale Contract with Caterpillar Financial Services Corporation (7)

10.149	Lease Agreement with Associates Leasing, Inc. (8)

10.150	Lease Agreement with M&I First National Leasing Corp. (8)

10.151	Lease Agreement with Trinity Capital Corporation (8)

10.152	Security Agreement with FCC Equipment Financing, Inc. (9)

10.153	Lease Agreement with CitiCapital (9)

10.154	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (9)

10.155	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (9)

10.156	Lease Agreement with Thomas Mining, LLC (9)

10.157	Employment Agreement with Mr. Kiesel (9)

10.158	Security Agreement with Volvo Commercial Finance LLC The Americas (9)

10.159	Letter of Intent with RMI Enterprises, LLC (12)

10.160	Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.161	Lease Agreement with Associates Leasing, Inc. (13)

10.162	Office Lease Agreement (13)

10.163	Lease Agreement with Caterpillar Financial Services Corporation (13)

10.164	Security Agreement with John Deere Construction Equipment & Forestry Company (13)

10.165	Lease Extension with U.S. Bancorp Leasing & Financial (13)

10.166	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.167	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.168	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.169	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.170	Indemnification Agreement with Robert R. Morris (13)

10.171	Indemnification Agreement with Nicole R. Smith (13)

10.172	Indemnification Agreement with Alan A. Terril (13)

10.173	Indemnification Agreement with Bradley E. Larson (13)

10.174	Indemnification Agreement with Kenneth D. Nelson (13)

10.175	Installment Sale Contract with Caterpillar Financial Services Corporation (13)

10.176	Contract between Registrant and Clark County, Nevada (13)

10.177	Contract between Registrant and U.S. Army Corp of Engineers (13)

10.178	Contract between Registrant and Utah Department of Transportation (13)

10.179	Contract between Registrant and Clark County, Nevada (13)

10.180	Contract between Registrant and Utah Department of Transportation (13)

10.181	Contract between Registrant and Clark County, Nevada (13)

10.182	Lease Extension with The CIT Group/Equipment Financing, Inc. (13)

10.183	Asset Purchase Agreement between United Metro Materials Inc. and the Registrant (13)

10.184	Engagement Letter with AMG Financing Capital, Inc. (13)

MVCO	2003 Form 10-K

Exhibit
No.	Title
10.185	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.186	Notice of Termination of Non-Binding Letter of Intent with RMI Enterprises, LLC (13)

10.187	Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital Inc. (14)

10.188	Amendment No. 1 to Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital Inc. (15)

10.189	Employment Agreement with Robert DeRuiter (15)

10.190	Addendum to Employment Contracts for Brad Larson, Ken Nelson, Ron Lewis and Alan Terril (15)

10.191	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (15)

10.192	Security Agreement with The CIT Group/Equipment Financing, Inc. (15)

10.193	Office Lease Agreement (16)

10.194	Lease Agreement with The CIT Group/Equipment Financing, Inc. (16)

10.195	Security Agreement with Astec Financial Services, Inc. (16)

10.196	Security Agreement with Cananwill, Inc. (16)

10.197	Security Agreement with Astec Financial Services, Inc. (16)

10.198	Security Agreement with Caterpillar Financial Services Corporation (16)

10.199	Security Agreement with Deere Credit, Inc. (16)

10.200	Promissory Note executed by Nevada State Bank (16)

10.201	Employment Agreement with Nicole R. Smith (16)

10.202	Employment Agreement with Robert Morris (16)

10.203	Employment Agreement with Robert Bottcher (16)

10.204	Employment Agreement with Robert Terril (16)

10.205	Employment Agreement with Sam Grasmick (16)

10.206	Purchase Agreement with Nevada Title Company (16)

10.207	Security Agreement with The CIT Group/Equipment Financing, Inc. (16)

10.208	Contract between Registrant and Arizona Department of Transportation (17)

10.209	Contract between Registrant and City of Phoenix (17)

10.210	Contract between Registrant and Arizona Department of Transportation (17)

10.211	Contract between Registrant and Federal Highway Administration (17)

10.212	Contract between Registrant and Arizona Department of Transportation (17)

10.213	Contract between Registrant and Utah Department of Transportation (17)

10.214	Contract between Registrant and Arizona Department of Transportation (17)

10.215	Agreement with Fisher Sand and Gravel Co. to act as the Company’s co-indemnitor (17)

10.216	Contract between Registrant and City of North Las Vegas (17)

10.217	Renewal and Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (17)

10.218	Renewal and Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (17)

10.219	Lease Agreement with Oshkosh/McNeilus (17)

10.220	Security Agreement with Wagner Equipment Co. (17)

10.221	Security Agreement with Wagner Equipment Co. (17)

10.222	Sales Agreement with Conde Del Mar Properties, L.L.C. (17)

MVCO	2003 Form 10-K

Exhibit
No.	Title
10.223	Notice of Assignment of Security Agreement from Astec Financial Services to The CIT Group/Equipment Financing, Inc. (17)

10.224	Notice of Assignment of Security Agreement from Astec Financial Services to The CIT Group/Equipment Financing, Inc. (17)

10.225	Notice of Assignment of Lease Agreement from The CIT Group/Equipment Financing, Inc. to General Electric Capital Corporation (17)

10.226	Notice of Assignment of Lease Agreement from The CIT Group/Equipment Financing, Inc. to General Electric Capital Corporation (17)

10.227	Employment Agreement with Bradley E. Larson (17)

10.228	Employment Agreement with Kenneth D. Nelson (17)

10.229	Employment Agreement with Alan A. Terril (17)

10.230	Indemnification Agreement with Clint Tryon (17)

10.231	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (18)

10.232	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (18)

10.233	Indemnification Agreement with Clint Tryon (18)

10.234	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (18)

10.235	Lease Agreement with The CIT Group/Equipment Financing, Inc. (18)

10.236	Lease Agreement with The CIT Group/Equipment Financing, Inc. (18)

10.237	Lease Agreement with Caterpillar Financial Services Corporation (18)

10.238	Lease Agreement with Caterpillar Financial Services Corporation (18)

10.239	Amendment to Office Lease Agreement of the Registrant (19)

10.240	Amendment to Office Lease Agreement of the Registrant (19)

10.241	Security Agreement with The CIT Group/Equipment Financing, Inc. (19)

10.242	Line of Credit Agreement with GMAC Financial Services (20)

10.243	Security Agreement with Cananwill, Inc. (20)

10.244	Lease Agreement with The CIT Group/Equipment Financing, Inc. (20)

10.245	Line of Credit Agreement with Ford Motor Credit Company (20)

10.246	Amendment to Office Lease Agreement of the Registrant (20)

10.247	Security Agreement with John Deere Construction & Forestry Company

10.248	Contract between Registrant and Arizona Department of Transportation

10.249	Contract between Registrant and Arizona Department of Transportation

10.250	Contract between Registrant and City of Las Vegas

10.251	Contract between Registrant and City of North Las Vegas

10.252	Contract between Registrant and Arizona Department of Transportation

10.253	Subcontract agreement between Registrant and Wiser Construction LLC

10.254	Contract between Registrant and Arizona Department of Transportation

10.255	Amendment to Office Lease Agreement of the Registrant

10.256	Settlement Agreement and Release between the Registrant and New Mexico Department of Transportation

14.01	Code of Ethics for Senior Management

16.01	Letter re: Change in Certifying Accountant (1)

16.02	Letter re: Change in Certifying Accountant (23)

16.03	Letter re: Change in Certifying Accountant (24)

21.01	Subsidiaries of the Registrant (1)

MVCO	2003 Form 10-K

Exhibit
No.	Title
23.01	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)

23.02	Consent of Semple & Cooper (Meadow Valley Corporation) (1)

23.03	Consent of Gary A. Agron, Esq. (See 5.01, above) (1)

23.04	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)

23.05	Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)

23.06	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)

23.07	Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)

23.08	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)

23.09	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)

23.10	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)

23.11	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)

23.12	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)

23.13	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)

23.14	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)

23.15	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

31.5	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

32.2	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

32.3	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Civil complaint by Silver State Materials Corp., et. al. vs. Meadow Valley Corporation, et. al. (10)

99.2	Exhibits to civil complaint by Silver State Materials Corp., et. al. vs. Meadow Valley Corporation, et. al. (11)

99.3	Press release by Meadow Valley Corporation to sell its Ready Mix Subsidiary (12)

99.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson (15)

99.5	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Nicole R. Smith (15)

99.6	Nasdaq Listing Qualifications warning (15)

99.7	Nasdaq Listing Qualifications compliance (16)

MVCO	2003 Form 10-K

Exhibit
No.	Title
99.8	Nasdaq Listing Qualifications warning (16)

99.9	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson (16)

99.10	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon (16)

99.11	Nasdaq Listing Qualifications warning (16)

99.12	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson (17)

99.13	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon (17)

99.14	Nasdaq Listing Qualifications compliance (17)

99.15	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bradley E. Larson (18)

99.16	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Clint Tryon (18)

99.17	Press release dated May 15, 2003 (21)

99.18	Press release dated August 13, 2003 (22)

99.19	Press release dated November 14, 2003 (25)

99.20	Press release dated February 27, 2004 (26)

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995

(2)	Incorporated by reference to the Company’s December 31, 1996 Annual Report on Form 10-K

(3)	Incorporated by reference to the Company’s December 31, 1997 Annual Report on Form 10-K

(4)	Incorporated by reference to the Company’s December 31, 1998 Annual Report on Form 10-K

(5)	Incorporated by reference to the Company’s December 31, 1999 Annual Report on Form 10-K

(6)	Incorporated by reference to the Company’s December 31, 2000 Annual Report on Form 10-K

(7)	Incorporated by reference to the Company’s March 31, 2001 Form 10-Q

(8)	Incorporated by reference to the Company’s June 30, 2001 Form 10-Q

(9)	Incorporated by reference to the Company’s September 30, 2001 Form 10-Q

(10)	Incorporated by reference to the Company’s November 20, 2001 Form 8-K

(11)	Incorporated by reference to the Company’s November 20, 2001 Form 8-K/A

(12)	Incorporated by reference to the Company’s February 14, 2002 Form 8-K

(13)	Incorporated by reference to the Company’s December 31, 2001 Annual Report on Form 10-K

(14)	Incorporated by reference to the Company’s March 31, 2002 Form 10-Q

(15)	Incorporated by reference to the Company’s June 30, 2002 Form 10-Q

(16)	Incorporated by reference to the Company’s September 30, 2002 Form 10-Q

(17)	Incorporated by reference to the Company’s December 31, 2002 Annual Report on Form 10-K

(18)	Incorporated by reference to the Company’s March 31, 2003 Form 10-Q

(19)	Incorporated by reference to the Company’s June 30, 2003 Form 10-Q

(20)	Incorporated by reference to the Company’s September 30, 2003 Form 10-Q

(21)	Incorporated by reference to the Company’s May 16, 2003 Form 8-K

(22)	Incorporated by reference to the Company’s August 14, 2003 Form 8-K

(23)	Incorporated by reference to the Company’s October 27, 2003 Form 8-K

(24)	Incorporated by reference to the Company’s November 7, 2003 Form 8-K/A

(25)	Incorporated by reference to the Company’s November 14, 2003 Form 8-K

(26)	Incorporated by reference to the Company’s March 1, 2004 Form 8-K

MVCO	2003 Form 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION
/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer
Date: March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson	/s/ Earle C. May

Bradley E. Larson	Earle C. May
Director, President and Chief Executive Officer	Director
Date: March 30, 2004	Date: March 30, 2004

/s/ Kenneth D. Nelson	/s/ Alan A. Terril

Kenneth D. Nelson	Alan A. Terril
Director, Chief Administrative Officer and	Director, Vice President and Chief Operating Officer
Vice President	Date: March 30, 2004
Date: March 30, 2004

/s/ Charles E. Cowan	/s/ Gary A. Agron

Charles E. Cowan	Gary A. Agron
Director	Director
Date: March 30, 2004	Date: March 30, 2004

/s/ Charles R. Norton	/s/ Clint Tryon

Charles R. Norton	Clint Tryon
Director	Treasurer, Secretary and Principal Accounting Officer
Date: March 30, 2004	Date: March 30, 2004

MVCO	2003 Form 10-K