Form 10-Q
period 2004-03-31
MEADOW VALLEY CORP
filed 2004-05-17
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

     Number of shares outstanding of each of the registrant’s classes of common stock as of May 10, 2004:

Common Stock, $.001 par value
3,601,250 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2004 and 2003	3
Consolidated Balance Sheets - As of March 31, 2004 (Unaudited) and December 31, 2003	4
Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2004 and 2003	5
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure About Market Risk	18
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 6. Exhibits and Reports on Form 8-K	21
EX-10.257
EX-10.258
EX-10.259
EX-10.260
EX-10.261
EX-10.262
EX-10.263
EX-31.7
EX-31.8
EX-32.4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue:
Construction Services	$25,577,586	$22,363,021
Construction Materials	13,591,147	9,831,090

Total revenue	39,168,733	32,194,111

Cost of revenue:
Construction Services	24,466,026	21,513,704
Construction Materials	12,238,732	8,974,239

Total cost of revenue	36,704,758	30,487,943

Gross profit	2,463,975	1,706,168
General and administrative expenses	1,672,519	1,579,666

Income from operations	791,456	126,502

Other income (expense):
Interest income	11,947	17,751
Interest expense	(84,286)	(107,852)
Other expense	(20,456)	(4,955)

	(92,795)	(95,056)

Income before income taxes	698,661	31,446
Income tax expense	(261,998)	(11,792)

Net income	$436,663	$19,654

Basic net income per common share	$0.12	$0.01

Diluted net income per common share	$0.12	$0.01

Basic weighted average common shares outstanding	3,601,250	3,568,659

Diluted weighted average common shares outstanding	3,754,754	3,568,659

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,686,442	$4,738,388
Restricted cash	1,587,432	1,844,891
Accounts receivable, net	23,674,980	20,664,022
Claims receivable	—	4,101,898
Prepaid expenses and other	1,977,692	2,196,899
Inventory, net	1,017,584	1,249,118
Land held for sale	—	264,738
Costs and estimated earnings in excess of billings on uncompleted contracts	1,752,897	1,463,309
Deferred tax asset	981,898	1,243,896

Total Current Assets	36,678,925	37,767,159
Property and equipment, net	13,180,197	13,127,675
Refundable deposits	194,299	94,299
Mineral rights and pit development, net	294,843	309,110
Claims receivable	3,521,080	3,521,080

Total Assets	$53,869,344	$54,819,323

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$17,269,110	$18,646,857
Accrued liabilities	4,034,267	4,563,816
Notes payable	3,452,914	3,512,286
Obligations under capital leases	787,110	878,280
Billings in excess of costs and estimated earnings on uncompleted contracts	6,024,090	4,955,454

Total Current Liabilities	31,567,491	32,556,693
Deferred tax liability	2,604,652	2,604,652
Notes payable, less current portion	6,753,229	6,999,729
Obligations under capital leases, less current portion	934,125	1,085,064

Total Liabilities	41,859,497	43,246,138

Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value; 15,000,000 shares authorized, 3,601,250 and 3,601,250 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	1,861,824	1,425,162

Total Stockholders’ Equity	12,009,847	11,573,185

Total Liabilities and Stockholders’ Equity	$53,869,344	$54,819,323

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$40,932,780	$33,906,983
Cash paid to suppliers and employees	(39,165,768)	(32,417,336)
Interest received	11,947	17,751
Interest paid	(84,286)	(107,852)

Net cash provided by operating activities	1,694,673	1,399,546

Cash flows from investing activities:
Decrease in restricted cash	257,459	673,291
Proceeds from sale of property, equipment and land	360,106	2,000
Purchase of property and equipment	(241,023)	(13,166)

Net cash provided by investing activities	376,542	662,125

Cash flows from financing activities:
Proceeds from notes payable	112,500	—
Repayment of notes payable	(993,552)	(899,576)
Repayment of capital lease obligations	(242,109)	(256,934)

Net cash used in financing activities	(1,123,161)	(1,156,510)

Net increase in cash and cash equivalents	948,054	905,161
Cash and cash equivalents at beginning of period	4,738,388	3,289,535

Cash and cash equivalents at end of period	$5,686,442	$4,194,696

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$436,663	$19,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	679,190	690,735
Loss (Gain) on sale of property, equipment and land	3,389	(2,000)
Deferred taxes, net	261,998	11,792
Allowance for doubtful accounts	88,874	30,858
Allowance for slow moving inventory	193,104	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(3,099,832)	(499,432)
Prepaid expenses and other	219,207	390,184
Inventory	38,430	(100,920)
Costs and estimated earnings in excess of billings on uncompleted contracts	(289,588)	152,383
Refundable deposits	(100,000)	(17,250)
Claims receivable	4,101,898	852,867
Other assets	—	32,223
Accounts payable	(1,377,747)	(1,833,751)
Accrued liabilities	(529,549)	465,149
Billings in excess of costs and estimated earnings on uncompleted contracts	1,068,636	1,207,054

Net cash provided by operating activities	$1,694,673	$1,399,546

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

        The consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2004 and the results of our operations and cash flows for the periods presented. The December 31, 2003 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

        Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

        Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) and Ready Mix, Inc. (“RMI”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities and municipalities in the states of Nevada, Arizona and Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas, NV and Phoenix, AZ metropolitan areas.

Liquidity:

        The Company had income from operations for the three months ended March 31, 2004 and 2003 of $791,456 and $126,502 and has provided cash in operating activities of $1,694,673 and $1,399,546 for the three months ended March 31, 2004 and 2003.

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

        Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2004, the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of that sum, the Company’s portion was $10,548,878 and the balance of $8,287,101 pertains to a prime contractor or subcontractors’ claims.

        Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claim receivable as of March 31, 2004 to offset a portion of costs incurred to-date on the claims. The claims receivable as of March 31, 2004 and December 31, 2003 are comprised of a long-term portion of $3,521,080 and $3,521,080 and a current portion of $0 and $4,101,898, respectively.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):

Revenue and Cost Recognition (Continued):

        The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome, correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.

        Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080 will result in a charge to earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in an increase in income.

        A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of March 31, 2004. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner.

        The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Stock Option Expense:

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

        All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the three months ended March 31, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income (loss) and earnings per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Net income, as reported	$436,663	$19,654
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(49,688)	(58,604)

Pro forma net income (loss)	$386,975	$(38,950)

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):

Stock Option Expense (Continued):

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Basic net income (loss) per common share
As Reported	$0.12	$0.01
Pro forma	0.11	(0.01)
Diluted net income (loss) per common share
As Reported	$0.12	$0.01
Pro forma	0.10	(0.01)

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

2.	Land Held for Sale:

        The Company sold a parcel of land, held by the construction service segment, to a third party for $350,000 resulting in a gain on the disposal of the land in the amount of $44,668, which is included in other expense.

3.	Notes Payable:

        Summary of first quarter additions to notes payable and its balance at March 31, 2004:

Note payable, interest rate at 5.25%, with monthly payments of $2,722, due April 1, 2005, collateralized by equipment	$31,740
Note payable, interest rate at 5.99%, with monthly payments of $2,001, due February 19, 2009, collateralized by vehicles	102,030
Note payable, interest rate at 5.99%, with monthly payments of $553, due January 31, 2009, collateralized by a vehicle	27,800
Notes payable, interest rate at 5.31%, with monthly combined payments of $4,982, due between February 9 and April 9, 2009, collateralized by vehicles	260,853

$422,423

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Notes Payable (Continued):

        Summary of first quarter additions to notes payable and its balance at March 31, 2004 (Continued):

Total from previous page	$422,423
Note payable, interest rate at 4.9%, with monthly payments of $4,050, due February 25, 2007, collateralized by equipment	131,857
Note payable, interest rate at 5.9%, with monthly principal payments of $3,135, due February 25, 2007, collateralized by equipment	109,715
Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	13,648

677,643
Less: current portion	(187,209)

$490,434

        Following are maturities of the above long-term debt for each of the next five years:

2005	$187,209
2006	162,124
2007	161,059
2008	83,275
2009	83,976

$677,643

4.	Commitments:

        During the quarter ended March 31, 2004, the Company leased various pieces of equipment and vehicles, with a combined monthly payment of $38,543. Minimum future rental payments under the non-cancelable operating leases as of March 31, 2004 and for each of the next five years are:

2005	$462,516
2006	462,516
2007	445,973
2008	264,000
2009	231,375

$1,866,380

        During the quarter ended March 31, 2004, the Company renewed three, three-year employment agreements with three of its key officers that provide for an annual salary and various other benefits and incentives. As of March 31, 2004 the total commitments, excluding benefits and incentives, amount to $1,410,000.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Commitments (Continued):

        The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

        The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

5.	Statement of Cash Flows:

Non-Cash Investing and Financing Activities:

        The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

        During the three months ended March 31, 2004 and 2003, the Company financed the purchase of equipment in the amount of $575,180 and $103,751, respectively.

6.	Litigation and Claim Matters:

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

        The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Two contracts with the New Mexico State Highway and Transportation Department – The total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of the Company and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – A partial ruling by a majority of the three-member arbitration panel rejected a significant portion of this claim that was primarily asserted by a subcontractor. The hearings are scheduled to reconvene in July 2004. Procedurally, the Company will likely file a motion for reconsideration. The revised approximate total value of claims on this project is $6,833,197 of which $2,211,947 is on behalf of the Company and the balance of $4,621,250 is on behalf of a subcontractor.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Litigation and Claim Matters (Continued):

The primary issues are changed conditions, constructive changes, contract modifications and associated delay costs.

        Factoring in the arbitration panel’s decision on the Clark County claim, the combined total of all outstanding claims was reduced from $31,138,179 to $18,835,979. The Company’s portion of the total claims was reduced from $14,587,063 to $10,548,878 and the balance pertaining to prime contractor or subcontractor claims was reduced from $16,551,116 to $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claim receivable to offset a portion of costs incurred to date on the claims.

        The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.

        Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $3,521,080 will reduce income. Conversely, a payment for those same items in excess of $3,521,080 will increase income.

        The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of March 31, 2004. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

        In January 2004, the Company reached a settlement agreement with the New Mexico State Highway and Transportation Department (“NMSHTD”) on three claims not included above. The Company agreed to accept $7,000,000, including retention of $1,127,636, in exchange for releasing the NMSHTD from the claims. The claim amount of the three settled claims totaled $15,463,207, of which $15,366,128 was on behalf of the Company and the balance of $97,079 was on behalf of subcontractors. The Company had previously recorded a claim receivable in the amount of $4,101,898 related to the three settled claims, resulting in a net gain of approximately $1,700,000.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and the Company to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. At that time, all remaining matters between MVCI and ICS will be heard before a three-person binding arbitration panel.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Litigation and Claim Matters (Continued):

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted. In July 2003, PCI filed a notice of dismissal without prejudice. In February 2004, a settlement was reached wherein PCI agrees to accept the value determined by the arbitrators, as being owed to PCI by Clark County, if any, as full and final payment in the dispute.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

7.	Subsequent Events:

        In April 2004, the Company financed a portion of the purchase of a parcel of land in the Las Vegas metropolitan area for use as an additional batching facility for its materials segment for an agreed upon purchase price of $1,200,000. The note payable obligations totaling $975,250 have interest rates ranging from 6.125% to 6.25% with a combined monthly payment of $8,371 and a lump sum principal payment due April 16, 2009.

        In April 2004, the Company financed the purchase of several vehicles in the amount of $180,321. The note payable obligations with interest rates ranging from 5.31% to 5.33% with a combined monthly payment of $3,432 and are due April 8, 2009.

        In April 2004, the Company financed the purchase of several pieces of equipment in the amount of $186,047. The note payable obligations have interest rates ranging from 1.99% to 5.85% with a combined monthly payment of $7,446 and are due between April 5, 2007 and April 8, 2007.

        In April 2004, the Company financed the purchase of several pieces of equipment in the amount of $153,338. The capital lease obligations have interest rates ranging from 5.79% to 5.85% with a combined monthly payment of $4,105 and are due between April 1, 2007 and April 1, 2008.

        In May 2004, the Company financed the purchase of a piece of equipment in the amount of $12,040. The note payable obligation is non interest bearing and is due May 7, 2005.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Segment Information:

        The Company manages and operates two segments — construction services and construction materials. The construction services segment provides construction services to a broad range of public and some private customers primarily in the western states of Arizona, Nevada and Utah. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of two locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity.

	Three Months Ended March 31,
	2004		2003
	Construction		Construction
(dollars in thousands)	Services	Materials	Services	Materials
Gross revenue	$25,578	$13,594	$22,363	$9,949
Intercompany revenue	—	3	—	118
Cost of revenue	24,466	12,242	21,514	9,092
Interest income	9	3	16	2
Interest expense	45	39	62	46
Depreciation and amortization	359	320	381	310
Income (loss) before taxes	(23)	722	(249)	280
Income tax benefit (expense)	9	(271)	94	(105)
Net income (loss)	(14)	451	(155)	175
Total assets	38,000	15,869	38,553	15,802

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

General

        The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.

        Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

        The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $53.9 million at March 31, 2004, compared to approximately $73.4 million at March 31, 2003. At March 31, 2004, the Company’s backlog included approximately $48.0 million of work that is scheduled for completion during 2004.

        Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. The Company begins to recognize revenue on its contracts when it first accrues direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete. Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2004, the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of that sum, the Company’s portion is $10,548,878 and the balance of $8,287,101 pertains to a prime contractor and subcontractors’ claims. Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claim receivable to offset a portion of the costs incurred to-date on the claims. The Company segregates its claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $3,521,080 as of March 31, 2004 and $4,101,898 and $3,521,080 as of December 31, 2003.

        Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080 will result in a charge to earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in an increase in income.

        As of March 31, 2004, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

        In January 2004, the Company reached a settlement agreement with the New Mexico State Highway and Transportation Department (“NMSHTD”) on three claims, not included above. The Company agreed to accept $7,000,000, including retention of $1,127,636, in exchange for releasing the NMSHTD from the claims. The claim amount of the three settled claims totaled $15,463,207, of which $15,366,128 was on behalf of the Company and the balance of $97,079 was on behalf of subcontractors. The Company had previously recorded a claim receivable in the amount of $4,101,898 related to the above mentioned claims, resulting in a net gain of approximately $1,700,000.

Critical Accounting Policies, Estimates and Judgments

        Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for slow moving inventory. The revenue recognition and cost estimation accounting method is applied by our Construction Services Operations to heavy construction projects executed under multi-year contracts with various customers.

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

        We are also required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2004 and December 31, 2003 amounted to $799,027 and $710,153, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated.

        In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At March 31, 2004 and December 31, 2003, inventories of $1,017,584 and $1,249,118, are net of reserves of $1,379,301 and $1,186,197, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further change in market conditions.

        As discussed elsewhere in these filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to change in circumstances.

Results of Operations

        The following table sets forth, for the three months ended March 31, 2004 and 2003, certain items derived from the Company’s consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended
	March 31,
	2004	2003
Revenue	100.0%	100.0%
Gross Profit	6.3%	5.3%
General and administrative expenses	4.3%	4.9%
Interest income	0.0%	0.0%
Interest expense	-0.2%	-0.3%
Other income	0.0%	0.0%
Income before income taxes	1.8%	0.1%
Income tax expense	-0.7%	0.0%
Net income	1.1%	0.1%

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

        Revenue and Backlog. Consolidated revenue for the three months ended March 31, 2004 (“interim 2004”) was $39.2 million compared to $32.2 million for the three months ended March 31, 2003 (“interim 2003”). The increase in revenue was the result of a $3.8 million increase in revenue from the construction materials segment, complemented by a $3.2 million increase in revenue from the construction services segment. The increase in the construction materials segment was due primarily to an increase in volume sales. Volume increased by approximately 31.0% in interim 2004 from interim 2003; the average unit sales price increased approximately 3.0% in interim 2004 from interim 2003. The primary reason for the increased volume was the addition of 10 ready mix trucks in the first quarter. The construction services segment revenue was impacted less by the amount of the beginning backlog and more so by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2004, and the favorable outcome of the New Mexico settlement.

        Gross Profit. Consolidated gross profit increased to $2.5 million for interim 2004 from $1.7 million for interim 2003 and consolidated gross margin, as a percent of revenue, increased to 6.3% in interim 2004 from 5.3% in interim 2003. Gross profit from construction services increased to $1.1 million in interim 2004 compared to $.8 million in interim 2003 and the gross profit margin increased to 4.3% from 3.8% in the respective periods. The increase in the gross profit margin during the first quarter was due to the New Mexico settlement resulting in an approximate net gain of $1.7 million, offset by cost over-runs and quantity under-runs on two projects, needed repairs and maintenance costs on equipment and legal fees related to the Clack County arbitration hearings. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2004 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $1.4 million in interim 2004 from $.9 million in interim 2003 and the gross profit margin increased to 10.0% from 8.7% in the respective periods. The increase in the gross profit margin in the construction materials segment during interim 2004 is the result of the Company’s ability to increase volume and the average sales price per unit without significantly increasing the Company’s fixed costs.

        General and Administrative Expenses. General and administrative expenses remained relatively flat with a slight increase to $1.7 million for interim 2004 from $1.6 million for interim 2003.

        Interest Income and Expense. Interest income for interim 2004 decreased to $.01 million from $.02 million for interim 2003 resulting primarily from a decrease in invested cash reserves. Interest expense for interim 2004 decreased to $.08 million compared to $.1 million for interim 2003, due primarily to the reduction of the Company’s debt in interim 2004.

        Net Income. Net income was $.44 million in interim 2004 as compared to a net income of $.02 million for interim 2003.

Liquidity and Capital Resources

        Currently the Company’s primary need for capital is to finance the expansion of the construction materials segment. Historically, the Company’s primary source of cash has been from operations.

        The following table sets forth for the three months ended March 31, 2004 and 2003, certain items from the consolidated statements of cash flows.

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash Flows Provided by Operating Activities	$1,694,673	$1,399,546
Cash Flows Provided by Investing Activities	376,542	662,125
Cash Flows Used in Financing Activities	(1,123,161)	(1,156,510)

        Cash provided by operating activities during interim 2004 amounted to $1.7 million, primarily the result of a decrease in claims receivable of $4.1 million, a decrease in prepaid expenses and other of $.2 million, an increase in allowance for doubtful accounts of $.1 million, an increase in allowance for slow moving inventory of $.2 million, an increase in billings in excess of costs of $1.1 million, an increase in deferred tax payable of $.3 million, depreciation and amortization of $.7 million and net income of $.4 million, offset, in part, by an increase in accounts receivable of $3.1 million, an increase in costs in excess of billings of $.3 million, an increase in refundable deposits of $.1 million, a decrease in accounts payable of $1.4 million and a decrease in accrued liabilities of $.5 million.

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

        Cash provided by investing activities during interim 2004 amounted to $.4 million, related primarily to a decrease in restricted cash of $.3 million and proceeds from the sale of property and equipment in the amount of $.4 million offset by the purchase of property and equipment of $.3 million.

        Cash provided by investing activities during interim 2003 amounted to $.7 million, related primarily to a decrease in restricted cash of $.7 million.

        Cash used in financing activities during interim 2004 amounted to $1.1 million, related to the repayment of notes payable and capital lease obligations of $1.2 million offset by the proceeds received from a note payable of $.1 million.

        Cash used in financing activities during interim 2003 amounted to $1.2 million, related to the repayment of notes payable and capital lease obligations of $1.2 million.

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

        The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Two contracts with the New Mexico State Highway and Transportation Department – The total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of the Company and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – A partial ruling by a majority of the three-member arbitration panel rejected a significant portion of this claim that was primarily asserted by a subcontractor. The hearings are scheduled to reconvene in July 2004. Procedurally, the Company will likely file a motion for reconsideration. The revised approximate total value of claims on this project is $6,833,197 of which $2,211,947 is on behalf of the Company and the balance of $4,621,250 is on behalf of a subcontractor. The primary issues are changed conditions, constructive changes, contract modifications and associated delay costs.

        Factoring in the arbitration panel’s decision on the Clark County claim, the combined total of all outstanding claims was reduced from $31,138,179 to $18,835,979. The Company’s portion of the total claims was reduced from $14,587,063 to $10,548,878 and the balance pertaining to prime contractor or subcontractor claims was reduced from $16,551,116 to $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claim receivable to offset a portion of costs incurred to date on the claims.

        The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome.

Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.

        Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $3,521,080 will reduce income. Conversely, a payment for those same items in excess of $3,521,080 will increase income.

        The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of March 31, 2004. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

        In January 2004, the Company reached a settlement agreement with the New Mexico State Highway and Transportation Department (“NMSHTD”) on three claims not included above. The Company agreed to accept $7,000,000, including retention of $1,127,636, in exchange for releasing the NMSHTD from the claims. The claim amount of the three settled claims totaled $15,463,207, of which $15,366,128 was on behalf of the Company and the balance of $97,079 is on behalf of subcontractors. The Company had previously recorded a claim receivable in the amount of $4,101,898, resulting in a net gain of approximately $1,700,000.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and the Company to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. At that time, all remaining matters between MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on a project where there is a dispute with the owner regarding delays to the project. PCI claims they were damaged by these delays in an amount in excess of $300,000. The Company believes that under the terms of the contract with PCI they are only entitled to compensation for the delays if MVCI is compensated by the owner. MVCI has submitted PCI’s claims to the owner and they are included in the total claim amount MVCI has submitted. In July 2003, PCI filed a notice of dismissal without prejudice. In February 2004, a settlement was reached wherein PCI agrees to accept the value determined by the arbitrators, as being owed to PCI by Clark County, if any, as full and final payment in the dispute.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

10.257	Security Agreement with CitiCapital Commercial Corporation

10.258	Commitment letter from DaimlerChrysler Services

10.259	Commitment letter from GMAC Financial Services

10.260	Security Agreement with The CIT Group/ Equipment Financing, Inc.

10.261	Security Agreement with Cashman Equipment Company

10.262	Security Agreement with Cashman Equipment Company

10.263	Master Lease Agreement with Wells Fargo Equipment Finance, Inc.

31.7	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.4	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

The Company filed a Form 8-K during the three months ended March 31, 2003. The March 1, 2004 Form 8-K provided the press release announcing our financial results for the fiscal quarter ended and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION (Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer

By	/s/ Clint Tryon

Clint Tryon
Principal Accounting Officer