Form 10-Q
period 2004-06-30
MEADOW VALLEY CORP
filed 2004-08-16
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

Number of shares outstanding of each of the registrant’s classes of common stock as of August 9, 2004:

Common Stock, $.001 par value
3,601,250 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations (Unaudited) — Six Months Ended June 30, 2004 and 2003	3
Consolidated Statements of Operations (Unaudited) — Three Months Ended June 30, 2004 and 2003	4
Consolidated Balance Sheets — As of June 30, 2004 (Unaudited) and December 31, 2003	5
Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2004 and 2003	6
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure About Market Risk	21
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 6. Exhibits and Reports on Form 8-K	23
Exhibit 10.264
Exhibit 10.265
Exhibit 10.266
Exhibit 10.267
Exhibit 10.268
Exhibit 10.269
Exhibit 10.270
Exhibit 10.271
Exhibit 10.272
Exhibit 10.273
Exhibit 10.274
Exhibit 10.275
Exhibit 10.276
Exhibit 31.9
Exhibit 31.10
Exhibit 32.5

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Revenue:
Construction Services	$54,435,737	$52,229,216
Construction Materials	28,441,115	21,935,244

Total revenue	82,876,852	74,164,460

Cost of revenue:
Construction Services	53,223,454	50,247,657
Construction Materials	25,586,901	19,723,753

Total cost of revenue	78,810,355	69,971,410

Gross profit	4,066,497	4,193,050
General and administrative expenses	3,092,056	3,110,441

Income from operations	974,441	1,082,609

Other income (expense):
Interest income	45,979	33,651
Interest expense	(195,314)	(261,773)
Other income (expense)	(66,564)	11,044

	(215,899)	(217,078)

Income before income taxes	758,542	865,531
Income tax expense	(283,442)	(324,574)

Net income	$475,100	$540,957

Basic net income per common share	$0.13	$0.15

Diluted net income per common share	$0.13	$0.15

Basic weighted average common shares outstanding	3,601,250	3,584,955

Diluted weighted average common shares outstanding	3,739,844	3,584,955

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2004	2003
Revenue:
Construction Services	$28,858,151	$29,866,194
Construction Materials	14,849,968	12,104,155

Total revenue	43,708,119	41,970,349

Cost of revenue:
Construction Services	28,757,428	28,733,952
Construction Materials	13,348,169	10,749,515

Total cost of revenue	42,105,597	39,483,467

Gross profit	1,602,522	2,486,882
General and administrative expenses	1,419,537	1,530,775

Income from operations	182,985	956,107

Other income (expense):
Interest income	34,032	15,900
Interest expense	(111,028)	(153,921)
Other income (expense)	(46,108)	15,999

	(123,104)	(122,022)

Income before income taxes	59,881	834,085
Income tax expense	(21,444)	(312,782)

Net income	$38,437	$521,303

Basic net income per common share	$0.01	$0.14

Diluted net income per common share	$0.01	$0.14

Basic weighted average common shares outstanding	3,601,250	3,601,250

Diluted weighted average common shares outstanding	3,742,934	3,601,250

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,685,258	$4,738,388
Restricted cash	1,778,690	1,844,891
Accounts receivable, net	21,820,662	20,664,022
Claims receivable	—	4,101,898
Prepaid expenses and other	1,692,619	2,196,899
Inventory, net	906,651	1,249,118
Land held for sale	—	264,738
Costs and estimated earnings in excess of billings on uncompleted contracts	1,275,789	1,463,309
Deferred tax asset	998,033	1,243,896

Total Current Assets	34,157,702	37,767,159
Property and equipment, net	17,139,123	13,127,675
Refundable deposits	112,692	94,299
Mineral rights and pit development, net	280,576	309,110
Claims receivable	3,521,080	3,521,080

Total Assets	$55,211,173	$54,819,323

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$17,039,705	$18,646,857
Accrued liabilities	4,248,524	4,563,816
Notes payable	3,477,597	3,512,286
Obligations under capital leases	1,093,492	878,280
Billings in excess of costs and estimated earnings on uncompleted contracts	5,299,775	4,955,454

Total Current Liabilities	31,159,093	32,556,693
Deferred tax liability	2,643,055	2,604,652
Notes payable, less current portion	7,688,829	6,999,729
Obligations under capital leases, less current portion	1,671,911	1,085,064

Total Liabilities	43,162,888	43,246,138

Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,601,250 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	1,900,262	1,425,162

Total Stockholders’ Equity	12,048,285	11,573,185

Total Liabilities and Stockholders’ Equity	$55,211,173	$54,819,323

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$86,496,611	$74,829,545
Cash paid to suppliers and employees	(81,762,258)	(71,930,002)
Interest received	45,979	33,651
Interest paid	(195,314)	(261,773)
Income taxes received (paid)	824	(862)

Net cash provided by operating activities	4,585,842	2,670,559

Cash flows from investing activities:
Decrease in restricted cash	66,201	350,704
Proceeds from sale of property and equipment	565,387	58,950
Purchase of property and equipment	(1,895,429)	(40,730)

Net cash provided by (used in) investing activities	(1,263,841)	368,924

Cash flows from financing activities:
Proceeds from notes payable	181,070	—
Repayment of notes payable	(2,075,587)	(1,808,905)
Repayment of capital lease obligations	(480,614)	(501,340)

Net cash used in financing activities	(2,375,131)	(2,310,245)

Net increase in cash and cash equivalents	946,870	729,238
Cash and cash equivalents at beginning of period	4,738,388	3,289,535

Cash and cash equivalents at end of period	$5,685,258	$4,018,773

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$475,100	$540,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,421,263	1,374,656
(Gain) loss on sale of property, equipment and land	22,204	(10,712)
Deferred taxes, net	284,266	323,712
Allowance for doubtful accounts	(187,020)	106,858
Allowance for slow moving inventory	193,104	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(969,620)	(2,916,931)
Prepaid expenses and other	504,280	773,342
Inventory	149,363	99,899
Costs and estimated earnings in excess of billings on uncompleted contracts	187,520	889,126
Refundable deposits	(18,393)	(17,250)
Claims receivable	4,101,898	726,007
Other assets	—	32,223
Accounts payable	(1,607,152)	(1,898,354)
Accrued liabilities	(315,292)	680,475
Billings in excess of costs and estimated earnings on uncompleted contracts	344,321	1,966,551

Net cash provided by operating activities	$4,585,842	$2,670,559

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

     The consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2004 and the results of our operations and cash flows for the periods presented. The December 31, 2003 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Revenue and Cost Recognition:

     Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontract, direct materials and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2004, the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of that sum, the Company’s portion was $10,548,878 and the balance of $8,287,101 pertains to a prime contractor or subcontractors’ claims.

     Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claim receivable as of June 30, 2004 to offset a portion of costs incurred to-date on the claims. The claims receivable as of June 30, 2004 and December 31, 2003 are comprised of a long-term portion of $3,521,080 and $3,521,080 and a current portion of $0 and $4,101,898, respectively.

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

     Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080 will result in decreased earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in increased income.

     A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of June 30, 2004. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner.

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

     All stock options issued have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the six months ended June 30, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the six months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Net income, as reported	$475,100	$540,957
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(49,688)	(58,604)

Pro forma net income	$425,412	$482,353

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):

Stock Option Plan (Continued):

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Basic net income per common share
As reported	$0.13	$0.15
Pro forma	0.12	0.13
Diluted net income per common share
As reported	$0.13	$0.15
Pro forma	0.11	0.13

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003: expected life of options of 3 years, expected volatility of 82.23%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2003 was approximately $.82.

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001: expected life of options of 5 years, expected volatility of 60.85%, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 was approximately $.97.

2.	Notes Payable:

     Summary of second quarter additions to notes payable and its balance at June 30, 2004:

Note payable, interest rate 1.99%, with monthly payments of $4,382, due April 5, 2007, collateralized by equipment	$140,609
Note payable, interest rate at 5.31%, with monthly payments of $2,645, due April 8, 2009, collateralized by vehicles	132,978
Note payable, interest rate at 5.87%, with monthly payments of $1,003, due April 8, 2007, collateralized by equipment	31,338
Non-interest bearing note payable, with monthly payments of $1,003, due May 7, 2005, collateralized by equipment	10,033
Note payable, interest rate at 4.90%, with monthly payments of $3,210, due May 15, 2009, collateralized by equipment	168,007
Note payable, interest rate at 5.31%, with monthly payments of $788, due April 8, 2009, collateralized by vehicles	39,593

$522,558

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Notes Payable (Continued):

     Summary of second quarter additions to notes payable and its balance at June 30, 2004 (Continued):

Total from previous page	$522,558
Note payable, interest rate at 6.13%, with monthly payments of $4,921 and a principal payment of $441,233, due April 16, 2009, collateralized by land	570,974
Note payable, interest rate at 6.25%, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	397,051
Note payable, interest rate at 5.90%, with monthly principal payments of $1,905 plus interest, due May 24, 2007, collateralized by equipment	66,665
Note payable, interest rate at 5.22%, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	441,127

1,998,375
Less: current portion	303,408

$1,694,967

     Following are maturities of the above long-term debt for each of the next five years:

2005	$303,408
2006	304,685
2007	305,302
2008	236,097
2009	848,883

$1,998,375

3.	Commitments:

     During the quarter ended June 30, 2004, the Company leased office equipment with a monthly payment of $1,227. Minimum future rental payments under the non-cancelable operating lease as of June 30, 2004 and for each of the next five years are:

2005	$14,724
2006	14,724
2007	14,724
2008	14,724
2009	14,724

$73,620

     During the quarter ended June 30, 2004, the Company purchased equipment under three capital lease agreements expiring April 1, 2007, April 1, 2008 and June 30, 2007. The asset and liability under each capital lease is initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its expected useful life.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Commitments (Continued):

     Minimum future lease payments under the above-mentioned capital lease as of June 30, 2004 for each of the next four years are:

2005	$463,015
2006	463,015
2007	455,594
2008	14,035

Total minimum lease payments	1,395,659
Less: amount representing interest	(125,947)

Present value of net minimum lease payment	1,269,712
Less: current portion	(395,373)

$874,339

     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2004.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

4.	Statement of Cash Flows:

     Non-Cash Investing and Financing Activities:

     The Company recognized investing and financing activities that affected assets, but did not result in cash receipts or payments. These non-cash activities are as follows:

     During the six months ended June 30, 2004 and 2003, the Company financed the purchase of equipment and property in the amounts of $3,831,601 and $127,290, respectively.

5.	Litigation and Claim Matters:

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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Litigation and Claim Matters (Continued):

     The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

     Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Two contracts with the New Mexico State Highway and Transportation Department – The total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of the Company and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – A partial ruling by a majority of the three-member arbitration panel rejected a significant portion of this claim that was primarily asserted by a subcontractor. The Company filed a motion for reconsideration to the arbitration panel that was denied. The Company has now filed with District Court a Notice of and Motion to Vacate Arbitration Award on Shoring Entitlement. The remaining portion of the arbitration hearing concluded July 30, 2004, with a final decision expected in September 2004. The revised approximate total value of claims on this project is $6,833,197 of which $2,211,947 is on behalf of the Company and the balance of $4,621,250 is on behalf of a subcontractor. The primary issues are changed conditions, constructive changes, contract modifications and associated delay costs.

     The combined total of all outstanding claims is $18,835,979. The Company’s portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claim receivable to offset a portion of costs incurred to date on the claims.

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

     The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of June 30, 2004. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to Meadow Valley Contractors, Inc. (MVCI) on several projects, including the Clark County project currently being arbitrated. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Litigation and Claim Matters (Continued):

due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS’ claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform. MVCI and ICS have agreed to stay all actions until after the conclusion of the Clark County arbitration at which time all remaining items between MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on the Clark County project currently being arbitrated. PCI claims they were damaged by delays in an amount in excess of $300,000. In July 2003, PCI filed a notice of dismissal without prejudice and in February 2004 MVCI and PCI agreed to a settlement wherein PCI agrees to accept the award of damages, if any, as determined by the arbitrators. The arbitration hearing regarding MVCI’s and PCI’s claims concluded on July 30, 2004 and a final decision is pending.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

6.	Subsequent Events:

     In July and August 2004, new contracts in the approximate amount of $9.1 million were awarded to the Company. These contracts are not included in the June 30, 2004 backlog. As of August 9, 2004, the Company was low bidder on additional contracts valued at approximately $7.3 million that should be awarded during August 2004 at which time the contract value will be added to backlog.

     In July 2004, the Company financed a piece of equipment in the amount of $199,985, with a monthly payment of $3,645 and a final payment of $49,968 with an interest rate of 5.07%. The capital lease expires in July 2008.

     In August 2004, the Company financed the purchase of a vehicle in the amount of $19,698, with an interest rate of 5.99% and a monthly payment of $382. The note payable obligation is due August 19, 2009.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Segment Information:

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

	Six Months Ended June 30,
	2004		2003
	Construction		Construction
(dollars in thousands)	Services	Materials	Services	Materials
Gross revenue	$54,436	$28,451	$52,229	$22,063
Intercompany revenue	—	10	—	128
Cost of revenue	53,223	25,597	50,247	19,852
Interest income	22	24	30	4
Interest expense	(100)	(95)	(148)	(114)
Depreciation and amortization	748	673	754	621
Income (loss) before taxes	(797)	1,555	(63)	928
Income tax benefit (expense)	300	(583)	24	(348)
Net income (loss)	(497)	972	(39)	580
Total assets	36,277	18,934	38,775	16,193

     There are no differences in accounting principles between the segments. All costs related to the holding company and centrally incurred costs are allocated to the construction services segment. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Disclosure

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Meadow Valley Corporation that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Meadow Valley’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-K under the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Meadow Valley Corporation undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

General

     The following is management’s discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying consolidated financial statements.

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $67.5 million at June 30, 2004, compared to approximately $49.5 million at June 30, 2003. At June 30, 2004, our backlog included approximately $40.0 million of work that is scheduled for completion during 2004.

     Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. We begin to recognize revenue on our contracts when we first accrue direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided in total when determined, regardless of the percent complete.

     In general, labor, equipment and disposable materials tend to be the types of costs with the greatest uncertainty, and, therefore, have the greatest risk of variation from budgeted costs. Permanent materials and subcontract costs tend to be more predictable and, to a greater degree, can be fixed for the duration of the contract, thus have less risk of variation from the original estimate. In recent months, however, nearly the entire United States construction industry has been impacted by materials shortages and rising costs of key commodities such as steel, cement and petroleum-based products. To-date we have managed to avoid material deterioration of profit margins due to untimely delivery of important construction materials or from rapidly rising costs of the same, but have not escaped constrained revenue from the construction materials segment caused by cement powder allocations or from minor cost overruns due to rising costs of raw materials in our construction services segment. Certainly, a significant and unforeseen rise in the cost of crude oil could negatively impact our performance. Likewise, prolonged shortages of raw materials could delay progress on projects, cause cost overruns and potentially erode profit margins.

     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2004, the total amount of contract claims filed by us with various public entities was $18,835,979. Of that sum, our portion is $10,548,878 and the balance of $8,287,101 pertains to other parties relating to the various contracts. Total claim amounts reported in our filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, we have recorded $3,521,080 in cumulative claim receivable to offset a portion of the costs incurred to-date on the claims. We segregate our claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $3,521,080 as of June 30, 2004 and $4,101,898 and $3,521,080 as of December 31, 2003.

     Although we believe that the claims receivable amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to us less than the aggregate amount recorded on the balance sheet of $3,521,080, will decrease earnings. Conversely, a payment for those same items in excess of $3,521,080, will result increase income.

     As of June 30, 2004, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763. The degree to which we are successful in recouping our costs from the claims may also impact the amount of retention paid by the owner. We believe that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Critical Accounting Policies, Estimates and Judgments

     Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for slow moving inventory. The revenue recognition and cost estimation accounting method is applied by our Construction Services Operations to heavy construction projects executed under multi-year contracts with various customers.

     Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total of direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontract, direct materials, and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

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

     We are also required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2004 and December 31, 2003 amounted to $523,133 and $710,153, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated.

     In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At June 30, 2004 and December 31, 2003, inventories of $906,651 and $1,249,118, are net of reserves of $1,379,301 and $1,186,197, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further change in market conditions and our ability to market and sell our inventory.

     As discussed elsewhere in these filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to change in circumstances.

Results of Operations

     The following table sets forth, for the six months and three months ended June 30, 2004 and 2003, certain items derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	4.9%	5.7%	3.7%	5.9%
General and administrative expenses	3.7%	4.2%	3.3%	3.6%
Interest income	0.0%	0.0%	0.1%	0.0%
Interest expense	-0.2%	-0.3%	-0.3%	-0.3%
Other income	-0.1%	0.0%	-0.1%	0.0%
Income before income taxes	0.9%	1.2%	0.1%	2.0%
Income tax expense	-0.3%	-0.5%	0.0%	-0.8%
Net income	0.6%	0.7%	0.1%	1.2%

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Revenue and Backlog. Consolidated revenue for the six months ended June 30, 2004 (“interim 2004”) was $82.9 million compared to $74.2 million for the six months ended June 30, 2003 (“interim 2003”). The increase in revenue was the result of a $6.5 million increase in revenue from the construction materials segment, complemented by a $2.2 million increase in revenue from the construction services segment. The increase in the construction materials segment was due primarily to an increase in unit volume sales. Volume increased by approximately 22% in interim 2004 from interim 2003; the average unit sales price increased approximately 4.3% in interim 2004 from interim 2003. The primary reason for the increased volume was the addition of 10 ready mix trucks in the first quarter. The average unit sales price increase was due largely to our ability to pass along an increase in the cost of cement. The construction services segment revenue was impacted less by the amount of the beginning backlog and more so by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2004, and the favorable outcome of the New Mexico settlement.

     Gross Profit. Consolidated gross profit decreased to $4.1 million for interim 2004 from $4.2 million for interim 2003 and consolidated gross margin, as a percent of revenue, decreased to 4.9% in interim 2004 from 5.7% in interim 2003. Gross profit from construction services decreased to $1.2 million in interim 2004 compared to $2.0 million in interim 2003 and the gross profit margin decreased to 2.2% from 3.8% in the respective periods. The decrease in the gross profit margin during the period was due to cost over-runs and quantity under-runs on two projects, additional losses recognized on the Gooseberry project in the amount of approximately $1.2 million, needed repairs and maintenance costs on equipment and legal fees related to the Clark County arbitration hearings, offset by the New Mexico settlement resulting in an approximate net gain of $1.7 million. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2004 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $2.9 million in interim 2004 from $2.2 million in interim 2003 and the gross profit margin decreased slightly to 10.0% from 10.1% in the respective periods. The decrease in the gross profit margin in the construction materials segment during interim 2004 is the result of our cost of raw materials and transportation of those materials increasing at a rate greater than our ability to pass on the additional costs to our customers offset, in part, by our increased volume and the increase in the average sales price per unit without significantly increasing our fixed costs.

     General and Administrative Expenses. General and administrative expenses remained flat at $3.1 million for interim 2004 and interim 2003. Although overall General and administrative expenses remained relatively flat, a $.2 million increase to employee salary increases and benefits was offset by a decrease in employee bonuses of $.1 million and a decrease in consulting expense of $.1 million.

     Interest Income and Expense. Interest income for interim 2004 increased to $.05 million from $.03 million for interim 2003 resulting primarily from an increase in invested cash reserves. Interest expense for interim 2004 decreased to $.20 million from $.26 million for interim 2003 as a result of the reduction of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue

     Net Income. Net income was $.48 million in interim 2004 as compared to a net income of $.54 million for interim 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Revenue and Backlog. Consolidated revenue for the three months ended June 30, 2004 (“interim 2004”) was $43.7 million compared to $42.0 million for the three months ended June 30, 2003 (“interim 2003”). The increase in revenue was the result of a $2.7 million increase in revenue from the construction materials segment, offset by a $1.0 million decrease in revenue from the construction services segment. The increase in the construction materials segment was due primarily to an increase in volume sales. Volume increased by approximately 15% in interim 2004 from interim 2003; the average unit sales price increased approximately 5.5% in interim 2004 from interim 2003. The primary reason for the increased volume was the addition of 10 ready mix trucks in the first quarter of 2004. The average unit sales price increase was due largely to our ability to pass along an increase in the cost of cement. The construction services segment revenue was impacted less by the amount of the beginning backlog and more so by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2004 and also affected by the recognition of additional losses on the Gooseberry project.

     Gross Profit. Consolidated gross profit decreased to $1.6 million for interim 2004 from $2.5 million for interim 2003 and consolidated gross margin, as a percent of revenue, decreased to 3.7% in interim 2004 from 5.9% in interim 2003. Gross profit from construction services decreased to $.1 million in interim 2004 compared to $1.1 million in interim 2003 and the gross profit margin decreased to .3% from 3.8% in the respective periods. The decrease in the gross profit margin during the quarter was due to additional losses recognized on the Gooseberry project in the amount of approximately $1.2 million and legal fees related to the Clack County arbitration hearing. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2004 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $1.5 million in interim 2004 from $1.4 million in interim 2003 and the gross profit margin decreased to 10.1% from 11.2% in the respective periods. The decrease in the gross profit margin in the construction materials segment during interim 2004 is the result of our cost of raw materials and transportation of those materials increasing at a rate greater than our ability to pass on the additional costs to our customers offset, in part, by our increased volume and the increase in the average sales price per unit without significantly increasing our fixed costs.

     General and Administrative Expenses. General and administrative expenses decreased to $1.4 million for interim 2004 from $1.5 million for interim 2003. The $.1 million decrease of General and administrative expenses related to reduced consulting expenses.

     Interest Income and Expense. Interest income for interim 2004 increased to $.03 million from $.02 million for interim 2003 resulting primarily from an increase in invested cash reserves. Interest expense for interim 2004 decreased to $.11 million from $.15 million for interim 2003 as a result of the reduction of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue

     Net Income. Net income was $.04 million in interim 2004 as compared to a net income of $.52 million for interim 2003.

Liquidity and Capital Resources

     Low levels of working capital make our financial well-being sensitive to even small changes in profitability. As of June 30, 2004 and December 31, 2003 working capital was $2,998,609 and $5,210,466, respectively. Working capital will remain limited until such time as the Company’s claims receivable are collected.

     Currently our primary need for capital is to finance the expansion of the construction materials segment. During the quarter we acquired a parcel of land in the southwest section of metropolitan Las Vegas, Nevada, which will house one of our ready mix batching facilities. We also expect to close escrow by August 31, 2004 on the purchase of a parcel of land in the Phoenix, Arizona metropolitan area where we currently lease one batch plant site. We are also investigating alternative sites in the southwest Phoenix metropolitan area to eventually locate a third ready mix facility. Historically, our primary source of cash has been from operations, however, we are also inquiring into the availability of a credit facility which will aid in this expansion and general business operations.

     The following table sets forth for the six months ended June 30, 2004 and 2003, certain items from the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30,
	2004	2003
Cash Flows Provided by Operating Activities	$4,585,842	$2,670,559
Cash Flows Provided by (Used in) Investing Activities	(1,263,841)	368,924
Cash Flows Used in Financing Activities	(2,375,131)	(2,310,245)

     Cash provided by operating activities during interim 2004 amounted to $4.6 million, primarily the result of a decrease in costs in excess of billings of $.2 million, a decrease in claims receivable, net of $4.1 million, a decrease in inventory of $.2 million, a decrease in prepaid expenses of $.5 million, an increase in billings in excess of costs of $.3 million, an increase in deferred taxes, net of $.3 million, depreciation and amortization of $1.4 million, an increase in allowance for slow moving inventory of $.2 million and net income of $.5 million, offset, in part, by an increase in accounts receivable of $1.0 million, a decrease in accounts payable of $1.6 million, a decrease in accrued liabilities of $.3 million and a decrease in allowance for doubtful account receivables of $.2 million.

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

     Cash used in investing activities during interim 2004 amounted to $1.3 million related primarily to the purchase of property and equipment of $1.9 million, offset by the proceeds received from the sale of property and equipment in the amount of $.5 million and a decrease in restricted cash of $.1 million.

     Cash provided by investing activities during interim 2003 amounted to $.4 million related primarily to the proceeds received from the sale of property and equipment in the amount of $.1 million and a decrease in restricted cash of $.4 million, offset by the purchase of property and equipment of $.1 million.

     Cash used in financing activities during interim 2004 amounted to $2.4 million related to the repayment of notes payable and capital lease obligations of $2.6 million, offset by proceeds from notes payable in the amount of $.2 million.

     Cash used in financing activities during interim 2003 amounted to $2.3 million related to the repayment of notes payable and capital lease obligations of $2.3 million.

Website Access

     Our website address is www.meadowvalley.com. On our website we make available, free of charge, our annual report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to Beneficial Ownership of Securities, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. In addition, we have a copy of our code of ethics. The information on our website is not incorporated into, and is not part of, this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate and commodity price market risk.

     Interest Rate Risk – From time to time we temporarily invest our cash and restricted cash in interest-bearing securities issued by high-quality issuers. We monitor our risk exposure to monies invested in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalent in the consolidated balance sheet and do not represent a material interest rate risk to us. Our primary exposure to market risk from changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

Item 4. Controls and Procedures

     Our Chief Executive Officer and our Principal Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our business and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are a party to legal proceedings in the ordinary course of business. With the exception of those matters detailed below, the we believe that the nature of these proceedings (which generally relate to disputes between us and our subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of our size and scope, and no other pending proceedings are material to our financial condition.

     The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. We have made claims as described below on the following contracts:

(1)	Two contracts with the New Mexico State Highway and Transportation Department – The total value of claims on these projects is $12,002,782 of which $8,336,931 is on our behalf and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – A partial ruling by a majority of the three-member arbitration panel rejected a significant portion of this claim that was primarily asserted by a subcontractor. We filed a motion for reconsideration to the arbitration panel that was denied. We have now filed with District Court a Notice of and Motion to Vacate Arbitration Award on Shoring Entitlement. The remaining portion of the arbitration hearing concluded July 30, 2004, with a final decision expected in September 2004.

The revised approximate total value of claims on this project is $6,833,197 of which $2,211,947 is on our behalf and the balance of $4,621,250 is on behalf of a subcontractor. The primary issues are changed conditions, constructive changes, contract modifications and associated delay costs.

     The combined total of all outstanding claims is $18,835,979. Our portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts are approximate and subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, we have recorded $3,521,080 in cumulative claim receivable to offset a portion of costs incurred to date on the claims.

     We have not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims.

     Although we believe these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to us less than $3,521,080 will reduce income. Conversely, a payment for those same items in excess of $3,521,080 will increase income.

     The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of June 30, 2004. The degree to which we are successful in recovering our costs from the claims may also impact the amount of retention paid by the owner. We believe that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to Meadow Valley Contractors, Inc. (MVCI) on several projects, including the Clark County project currently being arbitrated. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS’ claims against MVCI total approximately $15,000,000. We do not believe ICS’ claims have merit and intend to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform. MVCI and ICS have agreed to stay all actions until after the conclusion of the Clark County arbitration at which time all remaining items between MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on the Clark County project currently being arbitrated. PCI claims they were damaged by delays in an amount in excess of $300,000. In July 2003, PCI filed a notice of dismissal without prejudice and in February 2004 MVCI and PCI agreed to a settlement wherein PCI agrees to accept the award of damages, if any, as determined by the arbitrators. The arbitration hearing regarding MVCI’s and PCI’s claims concluded on July 30, 2004 and a final decision is pending.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders on June 15, 2004, nominees for Class C Directors as listed in the proxy statement, to hold office for a three year term, expiring 2007 or until their successors are chosen and qualified, were elected by the holders of Common Stock with the following vote:

	Affirmative	Negative	Authority
Class C Directors	Votes	Votes	Withheld
Bradley E. Larson	2,042,918	—	6,000
Charles R. Norton	2,042,918	—	6,000

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

10.264	Security Agreement with Komatsu Financial Limited Partnership

10.265	Security Agreement with DaimlerChrysler Services North America LLC

10.266	Security Agreement with CitiCapital Commercial Corporation

10.267	Security Agreement with CitiCapital Commercial Corporation

10.268	Security Agreement with Wells Fargo Commercial Corporation

10.269	Promissory Note with Nevada State Bank

10.270	Promissory Note with Nevada State Bank

10.271	Security Agreement with The CIT Group/Equipment Financing, Inc.

10.272	Security Agreement with DaimlerChrysler Services North America LLC

10.273	Security Agreement with Cashman Equipment Company

10.274	Lease Agreement with CitiCapital Commercial Leasing Corporation

10.275	Master Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.276	Lease Agreement with Toshiba America Information Systems, Inc.

31.9	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.10	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.5	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

     On May 14, 2004, Meadow Valley Corporation filed a report on Form 8-K relating to its financial information for the quarter ended March 31, 2004, as presented in a press release of May 14, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION
(Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer

By	/s/ Clint Tryon

Clint Tryon
Principal Accounting Officer

EXHIBIT INDEX

10.264	Security Agreement with Komatsu Financial Limited Partnership

10.265	Security Agreement with DaimlerChrysler Services North America LLC

10.266	Security Agreement with CitiCapital Commercial Corporation

10.267	Security Agreement with CitiCapital Commercial Corporation

10.268	Security Agreement with Wells Fargo Commercial Corporation

10.269	Promissory Note with Nevada State Bank

10.270	Promissory Note with Nevada State Bank

10.271	Security Agreement with The CIT Group/Equipment Financing, Inc.

10.272	Security Agreement with DaimlerChrysler Services North America LLC

10.273	Security Agreement with Cashman Equipment Company

10.274	Lease Agreement with CitiCapital Commercial Leasing Corporation

10.275	Master Lease Agreement with The CIT Group/Equipment Financing, Inc.

10.276	Lease Agreement with Toshiba America Information Systems, Inc.

31.9	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.10	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.5	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.