Form 10-Q
period 2004-09-30
MEADOW VALLEY CORP
filed 2004-11-12
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

     Number of shares outstanding of each of the registrant’s classes of common stock as of November 11, 2004:

Common Stock, $.001 par value
3,601,250 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Revenue:
Construction Services	$80,320,938	$84,053,359
Construction Materials	44,659,716	32,957,202

Total revenue	124,980,654	117,010,561

Cost of revenue:
Construction Services	80,194,016	81,571,237
Construction Materials	39,783,334	29,845,344

Total cost of revenue	119,977,350	111,416,581

Gross profit	5,003,304	5,593,980
General and administrative expenses	4,686,023	4,981,158

Income from operations	317,281	612,822

Other income (expense):
Interest income	48,038	46,962
Interest expense	(259,700)	(382,622)
Other income (expense)	(28,795)	433,019

	(240,457)	97,359

Income before income taxes	76,824	710,181
Income tax expense	(28,809)	(266,318)

Net income	$48,015	$443,863

Basic net income per common share	$0.01	$0.12

Diluted net income per common share	$0.01	$0.12

Basic weighted average common shares outstanding	3,601,250	3,590,386

Diluted weighted average common shares outstanding	3,744,830	3,590,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenue:
Construction Services	$25,885,201	$31,824,143
Construction Materials	16,218,601	11,021,958

Total revenue	42,103,802	42,846,101

Cost of revenue:
Construction Services	26,970,562	31,323,580
Construction Materials	14,196,433	10,121,591

Total cost of revenue	41,166,995	41,445,171

Gross profit	936,807	1,400,930
General and administrative expenses	1,593,967	1,870,717

Loss from operations	(657,160)	(469,787)

Other income (expense):
Interest income	2,059	13,311
Interest expense	(64,386)	(120,849)
Other income	37,769	421,975

	(24,558)	314,437

Loss before income taxes	(681,718)	(155,350)
Income tax benefit	254,633	58,256

Net loss	$(427,085)	$(97,094)

Basic net loss per common share	$(0.12)	$(0.03)

Diluted net loss per common share	$(0.12)	$(0.03)

Basic weighted average common shares outstanding	3,601,250	3,601,250

Diluted weighted average common shares outstanding	3,754,801	3,601,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,028,667	$4,738,388
Restricted cash	1,710,917	1,844,891
Accounts receivable, net	19,148,415	20,664,022
Claims receivable	—	4,101,898
Prepaid expenses and other	2,941,418	2,196,899
Inventory, net	830,186	1,249,118
Land held for sale	—	264,738
Costs and estimated earnings in excess of billings on uncompleted contracts	667,257	1,463,309
Deferred tax asset	1,253,767	1,243,896

Total Current Assets	33,580,627	37,767,159
Property and equipment, net	17,903,426	13,127,675
Refundable deposits	33,947	94,299
Mineral rights and pit development, net	266,310	309,110
Claims receivable	3,521,080	3,521,080

Total Assets	$55,305,390	$54,819,323

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$16,748,914	$18,646,857
Accrued liabilities	5,724,779	4,563,816
Notes payable	4,489,919	3,512,286
Obligations under capital leases	536,632	878,280
Billings in excess of costs and estimated earnings on uncompleted contracts	4,368,639	4,955,454

Total Current Liabilities	31,868,883	32,556,693
Deferred tax liability	2,643,055	2,604,652
Notes payable, less current portion	8,058,922	6,999,729
Obligations under capital leases, less current portion	1,113,330	1,085,064

Total Liabilities	43,684,190	43,246,138

Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value; 15,000,000 shares authorized, 3,601,250 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	1,473,177	1,425,162

Total Stockholders’ Equity	11,621,200	11,573,185

Total Liabilities and Stockholders’ Equity	$55,305,390	$54,819,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Cash received from customers	$130,934,797	$116,149,475
Cash paid to suppliers and employees	(123,131,370)	(113,464,432)
Interest received	48,038	46,962
Interest paid	(259,700)	(382,622)
Income taxes received (paid)	(276)	54,641

Net cash provided by operating activities	7,591,489	2,404,024

Cash flows from investing activities:
Decrease in restricted cash	133,974	114,800
Proceeds from sale of property and equipment	1,220,080	433,512
Purchase of property and equipment	(2,928,808)	(413,101)
Decrease in land held for sale	—	942,701

Net cash provided by (used in) investing activities	(1,574,754)	1,077,912

Cash flows from financing activities:
Proceeds from notes payable	181,070	—
Repayment of notes payable	(3,136,353)	(3,132,853)
Repayment of capital lease obligations	(771,173)	(812,025)

Net cash used in financing activities	(3,726,456)	(3,944,878)

Net increase (decrease) in cash and cash equivalents	2,290,279	(462,942)
Cash and cash equivalents at beginning of period	4,738,388	3,289,535

Cash and cash equivalents at end of period	$7,028,667	$2,826,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents (Continued):
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$48,015	$443,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,290,450	2,058,353
Loss (gain) on sale of property, equipment and land	17,175	(293,210)
Deferred taxes, net	28,533	320,959
Allowance for doubtful accounts	(139,021)	387,080
Allowance for slow moving inventory	193,104	—
Changes in Operating Assets and Liabilities:
Accounts receivable	1,654,628	(2,426,958)
Prepaid expenses and other	(361,730)	(620,815)
Inventory	225,828	459,663
Costs and estimated earnings in excess of billings on uncompleted contracts	796,052	(335,696)
Refundable deposits	60,352	(45,008)
Claims receivable	4,101,898	726,007
Other assets	—	32,223
Accounts payable	(1,897,943)	(976,921)
Accrued liabilities	1,160,963	1,638,732
Billings in excess of costs and estimated earnings on uncompleted contracts	(586,815)	1,035,752

Net cash provided by operating activities	$7,591,489	$2,404,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

     Presentation of Interim Information:

          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2004 and the results of our operations and cash flows for the periods presented. The December 31, 2003 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     Revenue and Cost Recognition:

          Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontract, direct materials and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided for in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revision become known.

     Claims Receivable:

          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2004, the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of that sum, the Company’s portion was $10,548,878 and the balance of $8,287,101 pertains to a prime contractor or subcontractors’ claims.

          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claim receivable as of September 30, 2004 to offset a portion of costs incurred to-date on the claims. The claims receivable as of September 30, 2004 and December 31, 2003 are comprised of a long-term portion of $3,521,080 and $3,521,080 and a current portion of $0 and $4,101,898, respectively.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

     Claims Receivable (Continued):

          The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome, correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.

          Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080 will result in decreased earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in increased income.

          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% and 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of September 30, 2004. The degree to which the Company is successful in recouping its costs from the claims may also impact the amount of retention paid by the owner.

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

          All stock options issued have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the nine months ended September 30, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts presented on the next page.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):

Stock Option Plan (Continued):

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Net income, as reported	$48,015	$443,863
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(49,688)	(58,604)

Pro forma net income (loss)	$(1,673)	$385,259

Basic net income (loss) per common share
As reported	$0.01	$0.12
Pro forma	(0.00)	0.11
Diluted net income (loss) per common share
As reported	$0.01	$0.12
Pro forma	(0.00)	0.11

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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Notes Payable:

Summary of third quarter additions to notes payable and its balance at September 30, 2004:

Note payable, interest rate at 5.99%, with monthly payments of $382, due August 19, 2009, collateralized by a vehicle	$19,457
Note payable, interest rate at 6.50%, with monthly principal payments of $7,342 plus interest, due September 3, 2008, collateralized by equipment	345,070
Note payable, interest rate at 6.50%, with monthly principal payments of $1,259 plus interest, due September 3, 2008, collateralized by equipment	59,183
Note payable, non-interest bearing, with monthly payments of $4,758, due July 23, 2007 (less unamortized discount of $14,107, — effective rate of 6%), collateralized by equipment	166,547
Note payable, interest rate at 6.70% with monthly payments of $35,976, due August 1, 2005, collateralized by the Company’s umbrella insurance policy	348,951
Note payable, interest rate at 5.75%, with monthly payments of $59,149, due April 20, 2006, collateralized by equipment	1,071,748
Note payable, interest rate at 7.05%, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	323,764

2,334,720
Less: current portion	(1,191,030)

$1,143,690

Following are maturities of the above long-term debt for each of the next five years:

2005	$1,191,030
2006	583,920
2007	174,163
2008	114,529
2009	271,078

$2,334,720

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Commitments:

     During the quarter ended September 30, 2004, the Company purchased equipment under two capital lease agreements expiring August 1, 2007 and June 9, 2008. The asset and liability under each capital lease is initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its expected useful life.

     Minimum future lease payments under the above-mentioned capital leases as of September 30, 2004 for each of the next four years are:

2005	$81,348
2006	81,348
2007	75,080
2008	79,128

Total minimum lease payments	316,904
Less: amount representing interest	(31,649)

Present value of net minimum lease payment	285,255
Less: current portion	(67,610)

$217,645

     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officers’ or directors’ lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2004.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

     As is common in the construction industry, we have entered into certain construction contracts with third parties through joint ventures. As a result of our adoption of FIN 46, we have determined that there are no Variable Interest Entities (“VIEs”) in which we need to consolidate in our financial statements as of September 30, 2004. We will account for all other such joint ventures in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Statement of Cash Flows:

     Non-Cash Investing and Financing Activities:

          The Company recognized investing and financing activities that affected assets, but did not result in cash receipts or payments. These non-cash activities are as follows:

          During the nine months ended September 30, 2004 and 2003, the Company financed the purchase of equipment in the amount of $5,067,110 and $1,025,669, respectively. The Company also financed the purchase of insurance policies in the amount of $382,789 and $237,800, respectively.

          During the nine months the Company refinanced a capital lease obligation in the amount of $ 1,131,515.

5.	Litigation and Claim Matters:

          The Company is a party to legal proceedings in the ordinary course of its business. With the exception of those matters detailed below, we believe that the nature of these proceedings (which generally relate to disputes between our subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of our size and scope, and no other pending proceedings are material to our financial condition.

          The following proceedings represent matters that may become material and have already been referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Two contracts with the New Mexico State Highway and Transportation Department – The total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of the Company and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County, Nevada – A final ruling on November 1, 2004 by the three-member arbitration panel awarded MVCI approximately $5,460,000 of which $2,090,000 is due the Company and the balance of $3,370,000 is due a subcontractor. The approximate total value of the claims ruled on above was $6,833,197 of which $2,211,947 was on behalf of the Company and the balance of $4,621,250 was on behalf of a subcontractor. The Company has not recognized any additional claim receivable related to this ruling. A Previously reported partial ruling by the three-member arbitration panel rejected a significant portion of the original claim that was primarily asserted by another subcontractor on the project. The Company has filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The primary issues were changed conditions, constructive changes, contract modifications and associated delay costs.

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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Litigation and Claim Matters (Continued):

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

          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of September 30, 2004. The degree to which the Company is successful in recovering its costs from the claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to Meadow Valley Contractors, Inc. (MVCI) on several projects, including the Clark County project currently being arbitrated. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS’ claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform. MVCI and ICS have agreed to stay all actions until after the conclusion of the Clark County arbitration at which time all remaining items between MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on the Clark County project currently being arbitrated. PCI claims they were damaged by delays in an amount in excess of $300,000. In July 2003, PCI filed a notice of dismissal without prejudice and in February 2004 MVCI and PCI agreed to a settlement wherein PCI agrees to accept the award of damages, if any, as determined by the arbitrators in the above mentioned arbitration with Clark County. The arbitration hearing regarding MVCI’s and PCI’s claims concluded on July 30, 2004. On November 1, 2004 a final award was rendered which orders Clark County to pay damages to MVCI on behalf of PCI in the amount of approximately $3,370,000. No liability or receivable was recorded as of September 30, 2004.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Subsequent Events:

     In October 2004, the Company financed the purchase of equipment in the amount of $61,359. The note payable obligation has an interest rate of 6.5%, with a monthly payment of $1,870, and is due September 10, 2007.

     In October 2004, the Company entered into a note payable obligation in the amount of $1,100,500. The note payable obligation has an interest rate of 6.5%, with a monthly payment of $14,732, is due November 11, 2009 and is secured by equipment.

     On November 1, 2004 a final award was rendered which orders Clark County to pay damages to the Company approximately $5,460,000 of which $2,090,000 is due the Company and the balance of $3,370,000 is due a subcontractor. No liability or receivable was recorded as of September 30, 2004.

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

	Nine Months Ended September 30,
	2004		2003
	Construction		Construction
(dollars in thousands)	Services	Materials	Services	Materials
Gross revenue	$80,321	$44,758	$84,053	$33,091
Intercompany revenue	—	98	—	134
Cost of revenue	80,194	39,881	81,571	29,979
Interest income	32	16	41	6
Interest expense	(153)	(106)	(216)	(167)
Depreciation and amortization	1,168	1,123	1,130	928
Income (loss) before taxes	(2,803)	2,880	(496)	1,206
Income tax benefit (expense)	1,051	(1,080)	186	(452)
Net income (loss)	(1,752)	1,800	(310)	754
Total assets	34,902	20,403	40,263	15,056

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

     Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. We begin to recognize revenue on our contracts when we first accrue direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided for in total when determined, regardless of the percent complete.

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

Overview

     We have accomplished many positive results to-date this year. Our construction materials segment has had continued growth without sacrificing profitability. We have secured a site in Southwest Las Vegas to expand our footprint in that market. We have acquired the parcel of land on which our Southeast Phoenix operation resides, thereby securing, for the long term, our facility location in that market. Our construction services segment recognized a recovery of costs, previously recognized as a loss, on the settlement with New Mexico of approximately $1,770,000. Our construction services segment has also had improvements in its overall profitability of new work, which is currently being overshadowed by one project in Utah, the Gooseberry Project. We have recognized additional losses year-to-date of approximately $3,760,000 related to this project. We believe that we have recognized the total anticipated loss on the Gooseberry Project, but we can not assure that there may not be additional future losses. This project is scheduled for completion, weather permitting, in 2004.

     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $103.6 million at September 30, 2004, compared to approximately $71.7 million at September 30, 2003. At September 30, 2004, our backlog includes approximately $27.0 million of work that is scheduled for completion during 2004.

     As of September 30, 2004, the total amount of contract claims filed by us with various public entities was $18,835,979. Of that sum, our portion is $10,548,878 and the balance of $8,287,101 pertains to other parties relating to the various contracts. Total claim amounts reported in our filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are made. Relative to the aforementioned claims, we have recorded $3,521,080 in cumulative claim receivable to offset a portion of the costs incurred to-date on the claims. We segregate our claims receivable between current and long-term assets based on the resolution of specific claims, or portion of claims, and as collection of funds is determined. In the accompanying balance sheets, the current and the long-term portion of the claims receivable were in the amounts of $0 and $3,521,080 as of September 30, 2004 and $4,101,898 and $3,521,080 as of December 31, 2003.

     Although we believe that the claims receivable amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to us less than the aggregate amount recorded on the balance sheet of $3,521,080, will decrease earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in increased income.

     As of September 30, 2004, the portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763. The degree to which we are successful in recouping our costs from the claims may also impact the amount of retention paid by the owner. We believe that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contract.

Critical Accounting Policies, Estimates and Judgments

     Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for slow moving inventory. The revenue recognition and cost estimation accounting method is applied by our construction services segment to heavy construction projects executed under multi-year contracts with various customers.

     Revenues and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total of direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontracting, direct materials, and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided for in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

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

     We are also required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2004 and December 31, 2003 amounted to $571,132 and $710,153, respectively. We determine our reserve by using percentages applied to certain aged receivable categories, percentages of certain types of revenue generated and identification of any receivable in which management deems collection is not probable.

     In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At September 30, 2004 and December 31, 2003, inventories of $830,186 and $1,249,118, are net of reserves of $1,379,301 and $1,186,197, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further change in market conditions and our ability to market and sell our inventory.

     As discussed elsewhere in this filing, we have disclosed various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to changes in circumstances.

Results of Operations

     The following table sets forth, for the nine months and the three months ended September 30, 2004 and 2003, certain items derived from our condensed consolidated statements of operations expressed as a percentage of revenue.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	4.0%	4.8%	2.2%	3.3%
General and administrative expenses	3.7%	4.3%	3.8%	4.4%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.2%	-0.3%	-0.1%	-0.3%
Other income	0.0%	0.4%	0.1%	1.0%
Income (loss) before income taxes	0.1%	0.6%	-1.6%	-0.4%
Income tax benefit (expense)	0.0%	-0.2%	0.6%	0.2%
Net income (loss)	0.1%	0.4%	-1.0%	-0.2%

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenue and Backlog. Consolidated revenue for the nine months ended September 30, 2004 (“interim 2004”) was $125.0 million compared to $117.0 million for the nine months ended September 30, 2003 (“interim 2003”). The increase in revenue was the result of a $11.7 million increase in revenue from the construction materials segment, offset by a $3.7 million decrease in the construction services segment. The increase in the construction materials segment was due primarily to an increase in unit volume sales. Volume increased by approximately 27% in interim 2004 from interim 2003; in addition the average unit sales price increased approximately 5.9% in interim 2004 from interim 2003. The primary reason for the increased volume was the addition of 10 ready mix trucks in the first quarter and our ability to utilize our equipment to a greater extent. The average unit sales price increase was due largely to our ability to pass along an increase in the cost of cement. The construction services segment revenue was impacted less by the amount of the beginning backlog and more so by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2004, and the favorable outcome of the New Mexico settlement. As previously mentioned we have recognized additional losses of approximately $3,760,000 related to the Gooseberry Project, which in effect reduces the revenue of the construction services segment. Backlog as of September 30, 2004 was $103.6 million compared to $71.7 million at September 30, 2003. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by our surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid.

     Gross Profit. Consolidated gross profit decreased to $5.0 million for interim 2004 from $5.6 million for interim 2003 and consolidated gross margin, as a percent of revenue, decreased to 4.0% in interim 2004 from 4.8% in interim 2003. Gross profit from construction services decreased to $.1 million in interim 2004 from $2.5 million in interim 2003, the gross profit margin decreased to .2% compared to 3.0% in the respective periods. The decrease in gross profit in the construction services segment was primarily due to the Gooseberry Project, by recognizing an additional estimated loss at completion of approximately $3.8 million, otherwise the gross profit margin would have improved significantly. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit margin in interim 2004 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $4.9 million in interim 2004 from $3.1 million in interim 2003 and the gross profit margin increased to 10.9% from 9.4% in the respective periods. The increase in the gross profit margin in the construction materials segment during interim 2004 is the result of the average unit sales price increasing approximately 5.9% in interim 2004 from interim 2003. The increase in the average unit price is our ability to pass on additional costs to our customers, such as raw materials and transportation of those materials, and our ability to increase our unit volume of sales.

     General and Administrative Expenses. General and administrative expenses decreased to $4.7 million for interim 2004 from $5.0 million for interim 2003. The decrease resulted primarily from a $.2 million decrease in bad debt expense and a $.1 million decrease in outside consulting expense.

     Interest Income and Expense. Interest income for interim 2004 remained flat at $.05 million as compared to interim 2003. Interest expense for interim 2004 decreased to $.26 million from $.38 million for interim 2003 as a result of the reduction of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenue and Backlog. Consolidated revenue for the three months ended September 30, 2004 (“interim 2004”) was $42.1 million compared to $42.8 million for the three months ended September 30, 2003 (“interim 2003”). The decrease in revenue was the result of a $5.2 million increase in revenue from the construction materials segment, offset by a $5.9 million decrease in revenue from the construction services segment. The increase in the construction materials segment was due primarily to an increase in volume sales. Volume increased by approximately 37% in interim 2004 from interim 2003; the average unit sales price increased approximately 8.6% in interim 2004 from interim 2003. The primary reason for the increased volume was the addition of 10 ready mix trucks in the first quarter of 2004. The average unit sales price increase was due largely to our ability to pass along to our customers an increase in the cost of cement. The construction services segment revenue was impacted less by the amount of the beginning backlog and more so by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2004 and also affected by the recognition of approximately $2.6 million of additional losses on the Gooseberry project during the quarter.

     Gross Profit. Consolidated gross profit decreased to $.9 million for interim 2004 from $1.4 million for interim 2003 and consolidated gross margin, as a percent of revenue, decreased to 2.2% in interim 2004 from 3.3% in interim 2003. Gross profit from construction services decreased to a loss of $1.1 million in interim 2004 compared to $.5 million in interim 2003 and the gross profit margin decreased to -4.2% from 1.6% in the respective periods. The decrease in the gross profit margin during the quarter was due to additional losses recognized on the Gooseberry project in the amount of approximately $2.6 million. Gross profit margins are affected by a variety of factors including construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2004 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $2.0 million in interim 2004 from $.9 million in interim 2003 and the gross profit margin increased to 12.5% from 8.2% in the respective periods. The increase in the gross profit margin in the construction materials segment during interim 2004 is the result of our ability to pass on the additional costs, such as raw materials and transportation of those materials, to our customers and increased unit volume sales.

     General and Administrative Expenses. General and administrative expenses decreased to $1.6 million for interim 2004 from $1.9 million for interim 2003. A decrease of $.2 million in bad debt expense represents a significant portion of the decrease.

     Interest Income and Expense. Interest income for interim 2004 decreased to $.00 million from $.01 million for interim 2003 as a result of less cash reserves during the interim 2004 as compared to interim 2003. Interest expense for interim 2004 decreased to $.06 million from $.12 million for interim 2003 as a result of the reduction of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.

Liquidity and Capital Resources

     Low levels of working capital make our financial well being sensitive to even small changes in profitability. As of September 30, 2004 and December 31, 2003 working capital was $1,711,744 and $5,210,466, respectively. Working capital will remain limited until such time that the claims receivable are collected. The Company continues efforts to improve working capital through judicious use of long term debt to make needed capital expenditures.

     Currently our primary need for capital is to finance the expansion and support the growth of our construction materials business. During the quarter we acquired a parcel of land in the Southeast Phoenix metropolitan area where we had previously leased a batch plant site. We are continuing our investigation into alternative sites in the Southwest Phoenix metropolitan area to eventually locate a third ready mix facility. Our expansion plan in the Southwest Las Vegas metropolitan area should break ground by year end. Historically, our primary source of cash has been from operations, however, we are also inquiring into the availability of a credit facility which will aid in this expansion and general business operations.

     The following table sets forth for the nine months ended September 30, 2004 and 2003, certain items from the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows Provided by Operating Activities	$7,591,489	$2,404,024
Cash Flows Provided by (Used in) Investing Activities	(1,574,754)	1,077,912
Cash Flows Used in Financing Activities	(3,726,456)	(3,944,878)

     Cash provided by operating activities during interim 2004 of $7.6 million represents a $5.2 million increase from the amount provided by operating activities during interim 2003. The change was primarily due to the increased collection of our claim receivable in the amount of $3.4 million and an increase in our accounts receivable collections.

     Cash used in investing activities during interim 2004 of $1.6 million represents a $2.7 decrease from the amount provided by investing activates during interim 2003. Investing activities during interim 2004 was due primarily to capital expenditures of $2.9 million, offset by cash received from the disposal of assets of $1.2 million and a reduction of $.1 million in restricted cash. Investing activities during interim 2003 included cash received from the disposal of assets of $.4 million, a reduction of $.1 million in restricted cash and proceeds of $.9 million from the disposal of land held for sale, offset by capital expenditures of $.4 million.

     Cash used in financing activities during interim 2004 of $3.7 million represents a $.2 million decrease from the amount used in financing activities during interim 2003. Financing activities during interim 2004 was due to the receipt of $.2 million in loan proceeds and the repayment of notes payable and capital lease obligations of $3.9 million. Financing activities during interim 2003 included the repayment of notes payable and capital lease obligation of $3.9 million.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There was no significant change in our exposure to market risk during the nine months ended September 30, 2004.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are a party to legal proceedings in the ordinary course of our business. With the exception of those matters detailed below, we believe that the nature of these proceedings (which generally relate to disputes between our subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of our size and scope, and no other pending proceedings are material to our financial condition.

     The following proceedings represent matters that may become material and have already been referred to legal counsel for further action:

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

(2)	Clark County, Nevada – A final ruling on November 1, 2004 by the three-member arbitration panel awarded us approximately $5,460,000 of which $2,090,000 is due and the balance of $3,370,000 is due a subcontractor. The approximate total value of the claims ruled on above was $6,833,197 of which $2,211,947 was on our behalf and the balance of $4,621,250 was on behalf of a subcontractor. We have not recognized any additional claim receivable related to this ruling. A previously reported partial ruling by the three-member arbitration panel rejected a significant portion of the original claim that was primarily asserted by another subcontractor on the project. We have filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The primary issues were changed conditions, constructive changes, contract modifications and associated delay costs.

     The combined total of all outstanding claims is $18,835,979. Our portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts we reported are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, we have recorded $3,521,080 in cumulative claim receivable to offset a portion of costs incurred to date on the claims.

     We have not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on our behalf.

     Although we believe these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to us less than $3,521,080 will reduce income. Conversely, a payment for those same items in excess of $3,521,080 will result in increased income.

     The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of September 30, 2004. The degree to which we are successful in recovering our costs from the claims may also impact the amount of retention paid by the owner. We believe that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to Meadow Valley Contractors, Inc. (MVCI) on several projects, including the Clark County project currently being arbitrated. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS’ claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and MVCI has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform. MVCI and ICS have agreed to stay all actions until after the conclusion of the Clark County arbitration at which time all remaining items between MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on the Clark County project currently being arbitrated. PCI claims they were damaged by delays in an amount in excess of $300,000. In July 2003, PCI filed a notice of dismissal without prejudice and in February 2004 MVCI and PCI agreed to a settlement wherein PCI agrees to accept the award of damages, if any, as determined by the arbitrators in the above mentioned arbitration with Clark County. The arbitration hearing regarding MVCI’s and PCI’s claims concluded on July 30, 2004. On November 1, 2004 a final award was rendered which orders Clark County to pay damages to MVCI on behalf of PCI in the amount of approximately $3,370,000. No liability or receivable was recorded as of September 30, 2004.

(3)	MVCI is defending against a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a.	Exhibits:

31.11	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.12	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.6	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION (Registrant)
By /s/ Bradley E. Larson
Bradley E. Larson
President and Chief Executive Officer

By /s/ Clint Tryon
Clint Tryon
Principal Accounting Officer