Form 10-K
period 2004-12-31
MEADOW VALLEY CORP
filed 2005-03-31
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 0-25428

MEADOW VALLEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0328443 (IRS Employer Identification Number)

4411 South 40th Street, Suite D-11, Phoenix, AZ (Address of principal executive offices)	85040 (Zip Code)

Registrant’s telephone number, including area code: (602) 437-5400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	Nasdaq SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

On June 30, 2004, the aggregate market value of the registrant’s voting stock held by non-affiliates was $7,141,576

On March 11, 2005, there were 3,602,450 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates by reference into Parts II and III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2004.

MEADOW VALLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

2
EXHIBIT 31.13
EXHIBIT 31.14
EX-32.7

PART I

Item 1. Business

About Meadow Valley

     Meadow Valley Corporation (“Company,” “Meadow Valley,” “we,” “us” and “our”), based in Phoenix, Arizona, is engaged in the construction industry as both a provider of construction services and a supplier of construction materials. Our construction services segment (“CSS”) specializes in structural concrete construction of highway bridges and overpasses, and the paving of highways and airport runways. The construction materials segment (“CMS”) provides ready mix concrete, sand and gravel products to both to itself and primarily to other contractors. The CSS operates throughout Nevada, Arizona and Utah. The CMS operates in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas.

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

Recent Developments

     On February 11, 2005, our wholly-owned ready mix concrete subsidiary, Ready Mix, Inc., we refer to as “RMI”, filed a registration statement with the Securities and Exchange Commission for the initial public offering of 1,000,000 shares of RMI common stock at a proposed offering price of $12.00 per share. We will retain an ownership of 1,500,000 shares, or 60%, of the total outstanding shares of RMI. Proceeds from the initial public offering are expected to be used by RMI for the purchase of plant and equipment, repayment of debt to Meadow Valley and working capital. There can be no assurance that we will complete the offering or that the terms of the offering will remain unchanged.

     We have begun the process of submitting tabulations of the portions of cost overruns on the Gooseberry project, which we assert are the responsibility of the Federal Highway Administration, to the project owner. The basis of our potential claims are primarily changed conditions and associated delays, renegotiable unit prices due to quantity changes and interference. Our final costs will not be known with certainty until the project is complete. We expect to complete the work on the project by the end of the third quarter of 2005 and we believe we have recognized adequate losses as of December 31, 2004 so as not to be adversely affected by this project in 2005. Furthermore, while we are confident of the validity of our potential claims, we believe we have taken a reasonably conservative posture and have made no allowance on our balance sheet for the potential collection of future claims receivable from this project.

History

     Meadow Valley Corporation was incorporated in Nevada on September 15, 1994. In October and November 1995, we sold 1,926,250 Units of our securities to the public at $6.00 per Unit (the “Public Offering”). Each Unit consisted of one share of $.001 par value common stock and one common stock purchase warrant exercisable to purchase one additional share of common stock at $7.20 per share. These warrants expired unexercised on December 31, 2002.

     We currently have two wholly owned subsidiaries, Meadow Valley Contractors, Inc. (“MVCI”) and Ready Mix, Inc (“RMI”). MVCI was founded in 1980 as a heavy construction contractor and has been providing construction services since inception. We purchased all of the outstanding common stock of MVCI on October 1, 1994, therefore, references to our history includes the history of MVCI.

     Through MVCI, we provide construction services. MVCI operates as a heavy highway contractor on both public and private infrastructure projects including the construction of bridges and overpasses, channels, roadways, highways and airport runways. MVCI generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona, and Utah.

     In 1996, we expanded into the construction materials segment of the construction industry with the formation of Ready Mix, Inc. RMI manufactures and distributes ready mix concrete, crushed landscaping rock and other miscellaneous rock and sand products. RMI owns and operates five ready mix concrete batch plants – two in the Las Vegas, NV area, one in Moapa, NV and two in the Phoenix, AZ area and owns or leases 137 ready mix trucks as well as a small fleet of aggregate hauling tractors and trailers. We produce, under a mining lease, the majority of our own rock and sand for our Nevada plants from a crushing and screening plant in Moapa, NV. RMI primarily targets customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. RMI began its ready mix concrete operation from its first location in North Las Vegas in March 1997, then began processing rock and sand from its Moapa pit in November 1999, and expanded into the Phoenix market with two plants in 2000.

     Consistent with our dual interests in construction services and construction materials, we also lease one portable hot mix asphalt plant, a rubberized asphalt plant, and related asphalt paving equipment as well as a portable crushing and screening plant. The portability of these plants provide us an opportunity to enhance our construction operations in our existing markets, improve our competitiveness and generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt, or rubberized asphalt. These capabilities will also open opportunities to provide construction materials or to subcontract our services to other construction companies.

     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $94 million at December 31, 2004, compared to approximately $71 million at December 31, 2003, and consists of various projects primarily in Nevada and Arizona, with a declining number of projects in Utah. Approximately $90 million of our backlog is scheduled for completion during 2005. We have been the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Clark County (Nevada) Department of Public Works, the Utah Department of Transportation, the City of Phoenix, the Salt Lake City (Utah) Airport Authority and the New Mexico State Highway and Transportation Department.

Business Strategy

      The business strategies we employ or are instituting include:

(i)	Continuing to actively bid in the construction markets in Arizona, southern Nevada and southern Utah and improving construction project profitability. We plan to focus our construction services within the geographic markets that have historically produced the best profits. Our emphasis will be on building transportation infrastructure and other related heavy civil projects in our core markets of Arizona, southern Nevada and southern Utah. At the same time, we will strive to improve margins on new contracts by, among other things, increasing, when possible, margins on new work bidding, maximizing labor and equipment productivity, negotiating more favorable material purchase contracts and employing the most competitive subcontractors.

(ii)	Growing our client base for private construction services and insuring satisfaction of existing private customer base. We have succeeded in attracting and retaining a nucleus of non-public clients for whom we regularly perform construction services. Our strategy is to grow this client base, to add customers and maintain continued customer satisfaction.

(iii)	Continuing to increase working capital and liquidity. We may seek to sell certain under-performing or under-utilized assets. Doing so will lead to improved working capital and liquidity, which will potentially add more bonding capacity, thereby allowing us to bid on larger and, parhaps, more profitable projects.

(iv)	Consolidating area offices and decreasing overhead costs. We will complete the implementation of our plan to reduce the number of full-time area offices to four permanent locations – two in Las Vegas, NV and two in Phoenix, AZ, thereby eliminating overhead costs and consolidating management and administrative functions.

(v)	Continuing diligent pursuit of the successful resolution of three construction claims. Substantial costs were incurred in completing certain projects in New Mexico and Clark County, Nevada. We strongly believe that much of the costs are reimbursable due to changed conditions, owners’ plan errors and omissions, conflicting utility right of ways, delays not attributable to us and inadequate administration by third party construction managers employed by the owners. The total amount of claims on the New Mexico and Nevada projects that have been submitted and remain unpaid is approximately $18.8 million, of which $10.5 million represents our portion of the claims, as of December 31, 2004.

(vi)	Completing the initial public offering of Ready Mix, Inc. and utilize the proceeds to increase revenue and profit from the construction materials segment. If the public offering is completed, we will add to our ready mix truck fleet to increase delivery capacity, to improve service to our customers and to increase sales. If funds are available we may acquire and develop additional batch plant locations in fast-growing areas of our existing markets. These additional sites will increase productivity and permit us to better service new and existing customers.

(vii)	Acquiring sand and gravel mining rights. A key strategy for the future growth and value of the construction materials segment is the acquisition of mining properties, either by purchase or lease whichever is most advantageous, to decrease dependency on third-party suppliers, to control production and to increase revenue from the sale of sand and gravel products.

Market Overview

     Demand for construction services and materials, continues to be strong in our core markets of Nevada and Arizona. In spite of recent budget deficits at both State and Federal levels, public spending for transportation infrastructure has remained steady and our volumes have been unaffected. Low mortgage interest rates continue to drive a remarkably sustained growth in residential construction in the Phoenix, Arizona and Las Vegas, Nevada markets. Last year, the U.S. Congress was unable to pass a new six-year highway bill, but it has continued to provide interim funding without interruption and at levels consistent with the range of proposals being considered in both houses of Congress. It is reasonable to expect that a bill will pass in 2005 to replace the expired TEA-21 legislation and that it will be an increase over the previous funding levels. The overall economy in our markets is strong and steady and appears to remain so for the near term. It is anticipated by management that the 2005 construction market will likely be a repeat of 2004 or perhaps slightly better. That is, single digit percentage declines in some segments of the construction industry with single digit percentage increases in other segments. From a national perspective, commercial construction (non-residential buildings) is expected to increase, while single-family housing, previously made attractive by low mortgage rates, will likely see modest declines as the mortgage rates begin to rise. Once a federal highway bill is passed, transportation infrastructure will likely see a small rise in activity, but is still anticipated to be less than ten percent. As with the passage of TEA-21, it will take some time for federal funding to filter its way through the planning, design and construction pipeline and will not create a noticeable blip, up or down, in 2005. Most funding for State highway construction budgets originate from user fees, gas taxes or sales taxes and are generally earmarked for construction spending. In addition, for States to utilize Federal Highway funds, in most cases, they must match a certain percentage of the Federal contribution. These factors will likely minimize declines in construction budgets of the states in which we operate.

     One of Meadow Valley’s strengths continues to be our geographic locations. With operations centered in Nevada and Arizona, we are situated in the heart of the fastest growing markets in the U.S. According to statistics released by the U.S. Census Bureau in December 2004, Nevada topped the list of the fastest percentage growth of state populations for the eighteenth consecutive year with Arizona second. The “Blue Chip Job Growth Update” published by the ASU Bank One Economic Outlook Center reports that from September 2003 to September 2004 Nevada ranked highest in percentage of employment growth and Arizona was second and estimates that Nevada and Arizona will again lead all of the ten western states in job growth in 2005 and that “Nevada and Arizona will have the strongest economies among the Western states in 2005.”

     The health of the overall construction market provides the foundation for steady work in both our construction services and construction materials segments. But certain economic parameters tend to affect one segment more than the other. For example, the CMS is impacted to a greater degree by the conditions of the residential and commercial sectors of the construction economy – both market sectors primarily driven by population and job growth. Residential construction activity in 2004 was at an all-time high and surpassed all expectations. New single-family residential construction in Phoenix was up 25% over 2003. The Greater Phoenix Blue Chip panel forecasts only a minor decline from approximately 52,000 units in 2004 to about 48,000 units in 2005. A leading real estate consultant, Elliott Pollack of Elliott D. Pollack and Company in Scottsdale, AZ, predicts that in 2004 Phoenix will have surpassed Atlanta in new single family housing units for the first time and that “no significant declines in housing are anticipated over the next year and commercial markets should improve.” The Las Vegas housing market, while on a smaller scale, is equally vibrant with year over year growth of new home permits of approximately 30% in 2004 over 2003 (“The Las Vegas Housing Market Letter” published by Home Builders Research, Inc.). The market for our CSS is affected more by the availability of public funding for transportation infrastructure. It is significant that in November 2004, Maricopa County, AZ (Phoenix metropolitan area) voters passed Proposition 400 which extends, for another twenty years, an existing half-cent sales tax dedicated to the construction and maintenance of transportation facilities including freeways, streets and mass transit. This sales tax has been in place since 1986 and has funded in excess of $5 billion of transportation improvements in the past two decades. Based upon population and spending forecasts, the extension of this existing tax could generate approximately $9 billion of funding over the next twenty years for construction of transportation-related infrastructure. In Clark County, Nevada an existing 1/2 cent sales tax for construction and maintenance of transportation facilities along with a healthy capital improvement program through the Nevada Department of Transportation provide stable growth of bid opportunities for the CSS.

     As we have stated before and as is well known in the industry, an excessive and/or rapid rise in interest rates would be the likely cause of any notable decline in residential construction activity. In addition, any event that may impact the overall economy that would decrease consumer spending would result in lower receipts of sales tax dollars that, in turn, would diminish the availability of funding for transportation infrastructure. Our business can also be affected by the way in which market and economic dynamics, both domestic and international, impact the supply and the cost of raw materials like steel, cement or fuel.

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

     We own or lease most of the equipment used in our business, including cranes, backhoes, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment. On occasion, equipment that we own may be rented on a short-term basis to third parties. The net book value of our equipment in the CSS at December 31, 2004 was approximately $9.0 million.

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

Projects and Customers

     We perform work for both private and public owners. In the public sector, our principal customers are the state departments of transportation in Nevada, Arizona and Utah and bureaus and departments of municipal and county governments in those states. Since completing the final contracts in New Mexico, we have ceased the CSS operation in New Mexico. In the private sector, we perform work primarily for land developers. For the year ended December 31, 2004, revenue generated from six projects in Nevada and Arizona represented approximately 29% of the Company’s consolidated revenue, or 44% of the CSS revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which we operate could have an adverse effect on our future results of operations.

     For the years ended December 31, 2004, 2003 and 2002, we recognized a significant portion of our consolidated revenue from the following customers (shown as an approximate percentage of consolidated revenue):

	For the Years Ended December 31,
	2004	2003	2002
Arizona Department of Transportation	24.1%	27.9%	21.4%
Clark County General Services	0.9%	1.3%	14.8%
Utah Department of Transportation	2.2%	11.8%	11.6%

The Contract Process

     Our projects are obtained primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. We submit bids after a detailed review of the project specifications, an internal review of our capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. We own, lease, or are readily able to rent, most equipment necessary to complete the projects upon which we bid. After computing estimated costs of the project to be bid, we add our desired profit margin before submitting the bid. We believe that success in the competitive bidding process involves (i) being selective on projects bid upon in order to optimize use of resources, (ii) identifying projects which require our specific expertise, (iii) becoming familiar with all aspects of the project to avoid costly bidding errors and (iv) analyzing the local market to determine the availability and cost of labor and the degree of competition. Since 1995, we have been awarded contracts on approximately 20.3% of the projects upon which we have bid. A substantial portion of our revenue is derived from projects that involve “fixed unit price” contracts under which we are committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete, or linear feet of pipe). The unit price is determined by a number of factors including haul distance between the construction site and the warehouses or supply facilities of local material suppliers and to or from disposal sites, site characteristics and the type of equipment to be used. While the fixed unit price contract generally shifts the risk of estimating the quantity of units for a particular project to the customer, any increase in our unit cost over its unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by us.

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

     We act as prime contractor on most of our construction projects and will subcontract certain activities such as electrical, mechanical, guardrail and fencing, signing and signals, foundation drilling, steel erection and other specialty work to others. As prime contractor, we bill the customer for work performed and pay the subcontractors from funds received from the customer. Occasionally we provide our services as a subcontractor to another prime contractor. As a subcontractor, we will generally receive the same or similar profit margin as we would as a prime contractor, although revenue to us will be smaller because we only contract a part of the project. As a prime contractor, we are responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, we are subject to liability associated with the failure of subcontractors to perform as required under the contract. We occasionally require our subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require us to use our best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds. On average, we have not required performance bonds for less than 10% of the dollar amount of our subcontracted work, but will likely increase the percentage of bonded subcontractors in the future. We are generally aware of the skill levels and financial condition of our subcontractors through our direct inquiry of the subcontractors and contract partners of the subcontractors, as well as our review of financial information provided by the subcontractors and third party reporting services including credit reporting agencies and bonding companies.

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

Backlog

     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $94 million at December 31, 2004, compared to approximately $71 million at December 31, 2003. Much of our backlog depends upon our success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of our backlog and other internal and external factors. A portion of our anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are initiated and completed in the same year. At December 31, 2004, our backlog included approximately $90 million of work that is scheduled for completion during 2005. Revenue is impacted in any one period by the backlog at the beginning of the period. Accordingly, revenue in the future may be significantly reduced if we are unable to obtain substantial new projects in 2005. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained. We believe that our backlog figures are firm, subject to provisions contained in some contracts, which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. We have not been adversely affected by contract cancellations or modifications in the past.

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

     We are required to provide a surety bond on nearly all publicly funded projects and on some private projects. Our ability to obtain bonding, and the amount of bonding required, is primarily determined by our experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), our performance history, the number and size of projects under construction and other factors. Surety companies consider such factors in light of the amount of our surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. The larger the project and/or the more projects, in which we are engaged, the greater our bonding, net worth and liquid working capital requirements will be. Bonding requirements vary depending upon the nature of the project to be performed. We generally pay a fee to bonding companies based upon the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, we must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Operating losses in 2000 and 2001, due primarily to losses on contracts with New Mexico and Clark County, Nevada, resulted in decreased liquidity and a change in our surety credit. More recently, our surety credit permits us to bid on a single project valued at approximately $10 million and an aggregate program bond capacity of approximately $100 million. We believe our bonding capacity is sufficient to sustain our existing levels of workload but will limit significant growth. As our performance and our financial condition continue to improve, it is reasonable to assume, but cannot be assured, that corresponding improvements in bonding capacity will follow.

Marketing

     We obtain most of our projects primarily through the process of competitive bidding. Accordingly, our marketing efforts are limited to subscribing to bid reporting services and monitoring trade journals and other industry sources for bid solicitations by various governmental authorities. In response to a bid request, we submit a proposal detailing our qualifications, the services to be provided and the cost of the services to the soliciting entity which then, based on their evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration such as the bidder’s track record for compliance with bid specifications and procedures and their construction experience. Some of our CSS work is obtained through negotiation or being included on a preferred bidder’s list. Accordingly, we strive to constantly improve our relationships with our customers by being responsive and building quality work.

Construction Materials Segment (“CMS”)

Operations

     We began our construction materials operations in the first quarter of 1997 with the start-up of RMI. RMI currently operates five ready mix concrete batch plants - two in the Las Vegas, Nevada area, one in Moapa, Nevada and two in the Phoenix, Arizona area and a total of 137 ready mix trucks. Most of our internal sand and gravel requirements in the Las Vegas and Moapa markets are manufactured from our rock quarry in Moapa, Nevada. Production capacity at the Moapa quarry was increased substantially during 1999 with further refinements added in 2000. A fulltime sales staff promotes sales of ready mix concrete, rock and sand products and landscape rock.

Projects and Customers

     We target concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top 10 CMS customers in Nevada and Arizona represented approximately 18% of our consolidated revenue and represented 51% of the CMS’s revenue. The discontinuance of service to any of the above referenced customers or a general economic downturn could have an adverse effect on our future results of operations within this segment. For the years ended December 31, 2004, 2003 and 2002 we did not recognize a significant portion of our consolidated revenue from any individual CMS customer.

Competition

     The ready-mix concrete industry is highly competitive. Our competitive ability in our two markets depends largely on the proximity of our customers’ job sites to our ready-mix concrete plant locations, our plant operating costs and the prevailing ready-mix concrete prices in each market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies.

     Our direct competitors include Rinker Materials, Nevada Ready Mix, Silver State Materials and All Star Ready Mix in Nevada and Rinker Materials, Cemex, Vulcan Materials and Hanson Materials in Arizona. We also face significant competition from many smaller ready-mix concrete providers. We believe we compete favorably with all of our competitors due to our plant locations, quality of our raw materials, our delivery and service, and our competitive prices. However, competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do have competitive advantages over us for jobs that are particularly price-sensitive. Moreover, competitors having greater financial resources than we to invest in new mixer trucks or build plants in new areas also have competitive advantages over us.

Marketing

     General contractors typically select their suppliers of ready-mix concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly where the concrete has complicated design specifications. In those projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe that the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, design engineers and architects whose focus extends beyond the price of ready-mix concrete to product quality and consistency and reducing their in-place cost of concrete.

     The CMS currently has 11 full-time sales persons and intends to hire approximately seven additional sales people as our new Arizona and Nevada concrete plants are opened. We also intend to develop and implement training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.

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

Insurance

     We maintain general liability and excess liability insurance covering our owned and leased construction equipment and workers’ compensation insurance in amounts we believe are consistent with our risks of loss and in compliance with specific insurance coverage required by our customers as a part of the bidding process. We carry liability insurance of $11 million per occurrence, which we believe is adequate for our current operations and consistent or greater than the requirements of projects currently under construction by our construction services segment.

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

Employees

     On March 1, 2005, we employed approximately 82 salaried employees (including its management personnel and executive officers) and approximately 455 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. During the year ended December 31, 2004, the number of hourly employees ranged from approximately 401 to approximately 541 and averaged approximately 487. At December 31, 2004, we were party to five project agreements in Arizona with the Arizona State District Council of Carpenters, AFL-CIO that covers approximately 5% of our hourly workforce. We believe our relations with our employees are satisfactory.

Website Access

     Our website address is www.meadowvalley.com. On our website we make available, free of charge, our annual report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of securities, code of ethics and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report.

Item 2. Properties

     We owned or leased the following properties at December 31, 2004:

			Approximate	Approximate
			Building Size in	Land	Owned or
Location	Segment	Purpose	Square Feet	in Acres	Leased

4411 South 40th Street, Suites D-8, D-10, D-11, Phoenix, Arizona	CSS	Corporate office, Area office	8,280	-	Leased

3430 East Flamingo Suite 100, Las Vegas, Nevada	CMS	Area office	3,500	-	Leased

2601 East Thomas Road Suite 120, Phoenix, Arizona	CMS	Area office	3,200	-	Leased

2250 West Center Street Building two, Springville, Utah	CSS	Field Office	1,600	-	Leased

4635 Andrews Street, North Las Vegas, Nevada	CSS	Area office	4,320	-	Leased

109 West Delhi, North Las Vegas, Nevada	CMS	Ready Mix production facility	4,470	5	Owned

11500 West Beardsley Road Sun City, Arizona	CMS	Ready Mix production facility	440	5	Leased

39245 North Schnepf Road Queen Creek, Arizona	CMS	Ready Mix production facility	440	5	Owned

			Approximate	Approximate
			Building Size in	Land	Owned or
Location	Segment	Purpose	Square Feet	in Acres	Leased

7613 Commercial Way Henderson, Nevada	CMS	Ready Mix production facility	720	5	Leased

6210 Annie Oakley Drive Suite 102, Las Vegas, Nevada	CSS	Field Office	1,000	—	Leased

Moapa, Nevada	CMS	Sand and Aggregate production facility	840	40	Leased

Moapa, Nevada	CMS	Ready Mix production facility	440	—	Leased

     Our CSS may lease office space on a short-term basis based on location, duration, and the availability of facilities at our ongoing construction sites.

     We have determined that the above properties are sufficient to meet our current needs.

Item 3. Legal Proceedings

     See Note 15—Litigation and Claim Matters in the accompanying consolidated financial statements (Item 8) for information regarding material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Meadow Valley Corporation’s common stock was listed on the Nasdaq National Market from October 1995 to August 2001. In August 2001, our securities were transferred to the Nasdaq SmallCap Market and trade under the symbol “MVCO.” The following table represents the high and low closing prices for our common stock on the Nasdaq SmallCap Market. As of March 11, 2005, there were 604 record and beneficial owners of our Common Stock. On March 11, 2005, our common stock closed at $5.40 per share.

	2004		2003
	High	Low	High	Low
First Quarter	$2.75	$1.59	$1.29	$0.60
Second Quarter	2.71	2.07	1.28	1.09
Third Quarter	2.54	1.84	1.85	1.10
Fourth Quarter	4.81	2.43	1.90	1.45

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

Item 6. Selected Financial Data

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue	$166,831,664	$154,106,865	$151,047,268	$174,063,148	$163,573,258
Gross profit	6,967,790	6,343,618	7,531,597	4,658,361	4,638,155
Income (loss) from operations	457,951	(150,667)	932,657	(3,404,262)	(2,139,685)
Income (loss) before income taxes	890,443	162,381	936,770	(3,192,562)	(1,859,447)
Net income (loss)	599,639	120,738	738,141	(2,523,931)	(1,574,586)
Basic net income (loss) per common share	$0.17	$0.03	$0.21	$(0.71)	$(0.44)
Diluted net income (loss) per common share	$0.16	$0.03	$0.21	$(0.71)	$(0.44)
Basic weighted average common shares outstanding	3,601,250	3,593,102	3,559,938	3,559,938	3,549,458
Diluted weighted average common shares outstanding	3,780,597	3,599,259	3,559,938	3,559,938	3,549,458
Dividends	—	—	—	—	—

	Years Ended December 31,
	2004	2003	2002	2001	2000
Financial Position Data:
Working capital	$1,750,058	$5,210,466	$2,307,005	$(1,194,786)	$4,946,174
Total assets	64,784,728	54,819,323	57,039,942	60,191,119	55,386,030
Long-term debt	11,785,816	8,084,793	11,132,310	12,448,674	11,278,148
Stockholders’ equity	12,172,824	11,573,185	11,452,447	10,714,306	13,238,237

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

     Outstanding accomplishments in 2004 for both our CSS and CMS were overshadowed by one very significant occurrence – the “Gooseberry project.” As reported in 2004, the losses on this highway project in south central Utah had already resulted in the worst single-project loss in our history. Unfortunately and unexpectedly, the losses continued to grow in 2004 as we battled inclement weather, changed conditions and last minute changes to the contract demanded by the owner. The total estimated loss at completion which has been fully recognized as of December 31, 2004 on the Gooseberry project is approximately $7.7 million, resulting in an additional loss of approximately $5.2 million in 2004. The Gooseberry project is within weeks of completion once our workforce returns to the project. We expect to resume work in earnest in the end of June 2005, which is when we anticipate the weather and ground conditions will be acceptable for the completion of the project.

     Some of our accomplishments this year include our ability in our construction materials segment to continue an aggressive growth plan without sacrificing profitability. To continue that growth plan we have secured a site in Southwest Las Vegas to expand our CMS footprint in that market. We have acquired the parcel of land on which our CMS Southeast Phoenix operation resides, thereby securing, for the long term, our facility location in that market. Our construction services segment recognized a recovery of costs of approximately $1.8 million, previously recognized as a loss, on the $7 million settlement of three claims with New Mexico. Our CSS also improved its overall profitability of new work, but was overshadowed by the losses on the Gooseberry Project.

     We made notable progress in resolving the remainder of our outstanding claims. Settling three of the five New Mexico claims was a positive milestone. In the Clark County claim, the arbitration panel concluded its hearing and ruled against us and our subcontractor on one of the claims regarding the use of a shoring methodology, but ruled in our favor on that part of the claim pertaining to excess costs and delays associated with quality assurance and quality control testing, we refer to as “QA/QC”. Meadow Valley’s portion of the denied claim was approximately $3.7 million, while the panel awarded us approximately $2.1 million for our portion of the QA/QC claim we valued at approximately $2.2 million. The balance of the approximate $5.5 million arbitration award goes to one of our subcontractors. Both Meadow Valley and Clark County have appealed the panel’s decisions and no payment has been made, nor is expected to be made, until after the appeals are adjudicated. The remaining two New Mexico claims have a calendared court date for August 2005 we anticipate that this court date will be delayed due to an extension of the discovery process. We believe much of the cost overruns on the Gooseberry project are compensable and we will be tabulating our costs once the project is complete and finalized. To-date we have not booked any claim proceeds that we may receive in the future from claims on the Gooseberry project.

Results of Operations

     The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Revenue	100.00%	100.00%	100.00%
Cost of revenue	95.82	95.88	95.01
Gross profit	4.18	4.12	4.99
General and administrative expenses	3.90	4.21	4.37
Income (loss) from operations	0.27	(0.09)	0.62
Interest income	0.05	0.04	0.10
Interest expense	(0.21)	(0.32)	(.29)
Other income	0.42	0.48	0.19
Net income	0.36	0.08	0.49

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

     Revenue and Backlog. Revenue improved 8.3% to $166.8 million for the year ended December 31, 2004, as further referred to as “2004,” from $154.1 million for the year ended December 31, 2003, as further referred to as “2003.” The improved revenue resulted from a $14.7 million increase, net of inter-company sales, from the CMS, offset by a decrease in revenue from the CSS of $2.0 million. The CMS revenue increase was due primarily to an approximate 25.0% volume increase in 2004 from 2003; the average unit sales price increased approximately 7.1% in 2004 from 2003. Backlog in the CSS increased to $93.6 million compared to $70.6 million a year ago. CSS revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of 2004. Revenue in the CSS was also affected by the Gooseberry project. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by our surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by our CSS. Surety credit limits and conditions may improve as our financial performance improves, but there can be no assurance that surety credit will be increased.

     Gross Profit. Consolidated gross profit increased to $7.0 million for 2004 from $6.3 million for 2003 and consolidated gross margin, as a percent of revenue, increased to 4.18% in 2004 from 4.12% in 2003. Gross profit from CSS decreased to $.3 million in 2004 from $2.2 million in 2003 and the gross profit margin decreased to .3% from 2.03% in the respective periods. The decrease in the CSS gross profit margin was greatly affected by the Gooseberry Project. In 2004, we recognized an additional loss on the Gooseberry Project in the amount of $5.2 million bringing the total anticipated loss at completion of the project to approximately $7.7 million. We believe, but can not assure, that there will not be any additional future losses. This project is scheduled for completion in the third quarter of 2005. Gross profit margins are affected by a variety of factors including, the quality and accuracy of the initial estimate, construction delays and difficulties due to weather or other conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS increased to $6.6 million in 2004 from $4.1 million in 2003 and the gross profit margin increased to 11.30% from 9.34% in the respective periods. The increase in the gross profit margin in the CMS during 2004 results from an increase of 7.1% in the average unit price and an increase in our unit volume of sales. The increase in the average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials.

     General and Administrative Expenses. General and administrative expenses remained flat at $6.5 million for 2004 when compared to 2003. Although the total general and administrative expenses remained relatively unchanged payroll, bonuses and related payroll tax expenses increased by $.2 million, offset by a $.2 million decrease in bad debt expense.

     Interest Income, Expense and Other Income. Interest income remained relatively flat at $.1 million for 2004 compared to 2003. Interest expense for 2004 decreased to $.3 million from $.5 million for 2003 as a result of the reduction of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue. Other income for 2004 remained flat at $.7 million compared to 2003. Other income for 2004 consisted of gains on the disposal of property, equipment and land. We do not anticipate other income to be as significant in 2005.

     Net Income. Net income was $.6 million for 2004 as compared to a net income of $.1 million for 2003. The increase in net income was the result of the improved gross profit, as discussed above, complemented by other income and offset by losses on the Gooseberry project.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

     Revenue and Backlog. Revenue improved 2.0% to $154.1 million for the year ended December 31, 2003 (“2003”) from $151.0 million for the year ended December 31, 2002 (“2002”.) The improved revenue resulted from a $7.2 million increase, net of inter-company sales, from the CMS, offset by a decrease in revenue from the CSS of $4.1 million. The CMS revenue increase was due primarily to an approximate 15.00% volume increase in 2003 from 2002; the average unit sales price increased approximately .20% in 2003 from 2002. Backlog in the CSS increased to $71 million compared to $69 million in 2002. CSS revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of 2003. Revenue in the CSS was also affected by the Gooseberry Project.

     Gross Profit. Consolidated gross profit decreased to $6.3 million for 2003 from $7.5 million for 2002 and consolidated gross margin, as a percent of revenue, decreased to 4.12% in 2003 from 4.99% in 2002. Gross profit from CSS decreased to $2.2 million in 2003 from $3.6 million in 2002 and the gross profit margin decreased to 2.03% from 3.19% in the respective periods. The decrease in the CSS gross profit margin was greatly affected by the Gooseberry Project. We recognized an anticipated loss on the Gooseberry Project of approximately $2.5 million in 2003. Gross profit margins are affected by a variety of factors including, the quality and accuracy of the initial estimate, construction delays and difficulties due to weather or other conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS increased to $4.1 million in 2003 from $3.9 million in 2002 and the gross profit margin decreased to 9.34% from 10.57% in the respective periods. The decrease in the gross profit margin in the CMS during 2003 is the result of only a slight increase of .20%, in the average unit price, which was not sufficient to compensate for the increase in the unit cost. The inability to raise prices while experiencing increased costs was the result of price competition in a challenging economic environment.

     General and Administrative Expenses. General and administrative expenses decreased to $6.5 million for 2003 from $6.6 million for 2002. The decrease resulted primarily from a $.4 million decrease in legal fees, offset by a $.3 million increase in the voluntary match contribution to the 401(k) plan.

     Interest Income, Expense and Other Income. Interest income for 2003 decreased to $.1 million from $.2 million for 2002 resulting primarily from a decrease in invested cash reserves. Interest expense remained relatively flat for 2003 at $.5 million compared to $.4 million for 2002. Other income for 2003 increased to $.7 million from $.3 million for 2002 resulting primarily from the gain on the disposal of property, equipment, land and mineral lease rights.

     Net Income. Net income was $.1 million for 2003 as compared to a net income of $.7 million for 2002. The decrease in net income was the result of the reduction in gross profit, as discussed above, offset by a net increase in other income (expense).

Liquidity and Capital Resources

     Our primary need for capital continues to be the expansion of the CMS. As we expand our business we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. We are also seeking to bring our construction material segment public, in an effort to raise additional capital for that segment’s expansion efforts.

     We are continuing our investigation into alternative sites in the Southwest Phoenix metropolitan area to eventually locate a third ready mix facility. We broke ground on a ready mix production facility, as part of our expansion plan in the Southwest Las Vegas metropolitan area in December 2004.

     Historically, our primary source of cash has been from operations and financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the coming year.

     Per the terms of our line of credit agreement in 2003, we elected to allow our fully drawn line of credit to convert into a term agreement. The interest rate has remained at Chase Manhattan Bank’s prime, plus 1.25% requiring equal monthly principal payments of $145,833 plus interest through December 31, 2007. The term agreement is collateralized by all of our assets. Under the terms of the agreement, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth. At December 31, 2004 we were in compliance with the covenants. We continue to investigate new credit arrangements, which we expect will provide us with an available line of credit. We feel that our cash reserves and cash inflow from operations will provide sufficient liquidity until a line of credit agreement is in place.

     The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows.

	For the Years Ended December 31,
	2004	2003	2002
Cash provided by operating activities	$10,986,026	$5,033,068	$2,953,781
Cash provided by (used in) investing activities	(1,542,131)	1,207,276	1,619,844
Cash used in financing activities	(4,018,065)	(4,791,491)	(3,512,596)

     Cash provided by operating activities during 2004 of $11.0 million represents a $6.0 million increase from the amount provided by operating activities during 2003. The change was primarily due to the increased collection of our claim receivable in the amount of $3.4 million and our ability to effectively control accounts payable disbursements in the amount of $2.3 million when compared to the prior year.

     Cash used in investing activities during 2004 of $1.5 million represents a $2.7 million decrease from the amount provided by investing activities during 2003. Investing activities during 2004 were due primarily to capital expenditures of $4.6 million, offset by cash received from the disposal of assets of $2.5 million and a reduction of $.6 million in restricted cash. During 2004 we acquired $8.7 million of land and equipment through direct debt financing.

     Cash used in financing activities during 2004 of $4.0 million represents a $.8 million decrease from the amount used in financing activities during 2003. Financing activities during 2004 resulted from the repayment of notes payable and capital lease obligations of $5.3 million, offset by the receipt of $1.3 million in loan proceeds. During 2004 we refinanced $1.1 million in capital lease obligations.

     Cash provided by operating activities during 2003 of $5.0 million represents a $2.0 million increase from the amount provided by operating activities during 2002. The change was primarily due to the increased collection of our claims receivable in the amount of $3.1 million and our ability to effectively control our current obligation disbursements from operations in the amount of $4.8 million when compared to the prior year, offset by a decrease of $1.2 million as it relates to our billing and collection of our contracts in progress and sales of material, the reduction in inventory in the amount of $3.1 million, a reduction of $.4 million in deferred taxes and a reduction of $.6 million in net income when compared to the prior year.

     Cash provided by investing activities during 2003 of $1.2 million represents a $.4 decrease from the amount provided by investing activates during 2002. Investing activities during 2003 were due primarily to cash received from the disposal of assets including equipment and land of $1.7 million, offset by capital expenditures of $.6 million and an increase of $.2 million in restricted cash. During 2003 we acquired $1.6 million of equipment through direct debt financing.

     Cash used in financing activities during 2003 of $4.8 million represents a $1.3 million increase from the amount used in financing activities during 2002. Financing activities during 2003 were primarily the repayment of notes payable and capital lease obligations of $4.8 million.

     Cash provided by operating activities during 2002 amounted to $2.95 million, primarily the result of a decrease in accounts receivable of $.4 million, a decrease in costs in excess of billings of $3.8 million, a decrease in inventory, net of $1.4 million, a decrease in net deferred taxes of $.5 million, an increase in accrued liabilities of $1.9 million, depreciation and amortization of $2.8 million, and a net income of $.7 million, offset by, an increase in claims receivable of $2.4 million, a decrease in billings in excess of costs of $.9 million, a decrease in accounts payable of $7.1 million and a decrease in allowance for doubtful accounts of $.3 million.

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

Impact of Inflation

     There have been increases in the cost of our raw materials and the transport of those materials, however, we have been able to effectively pass these additional costs on to our customers. Therefore, we believe that inflation has not had a material impact on our operations. However, additional substantial increases in labor costs, worker compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect our operations in future periods.

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for slow moving and obsolete inventory. The revenue recognition and cost estimation accounting method is applied by the CSS to heavy construction projects executed under multi-year contracts with various customers. Approximately 65%, 71% and 76% of total net revenue was recognized under the percentage-of-completion method of accounting during 2004, 2003 and 2002, respectively.

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

     We are also required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts during the years ended December 31, 2004 and 2003 amounted to $607,677 and $710,153, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding.

     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At December 31, 2004 and 2003, inventories of $871,112 and $1,249,118 respectively, are net of reserves of $286,822 and $1,186,197 respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or market activity.

Summary of Contractual Obligations and Commercial Commitments

     Contractual obligations at December 31, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period

		Less than	1 - 3	4 - 5	After
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations

Long-term debt	$16,016	$5,212	$7,681	$3,123	$—

Interest payments on long-term debt	1,051	454	482	115	—

Capital lease obligations	1,651	609	938	104	—

Operating leases	5,428	2,086	2,663	679	—

Purchase obligations	6,852	1,368	2,555	2,445	484

Other long term liabilities	760	646	114	—	—

Total contractual obligations	$31,758	$10,375	$14,433	$6,466	$484

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS N0. 123. See Note 1—Summary of Significant Accounting Policies and Use of Estimates in the accompanying consolidated financial statements (Item 8) for disclosure information regarding Stock Option Expense.

Known and Anticipated Future Trends and Contingencies

     Our CMS has shown steady growth since its inception and we plan to continue to exploit opportunities within that segment of our business. The proposed public offering for a portion of RMI is to raise capital for such purposes. The key dynamics of employment and population growth within our geographic markets appear to present the CMS with continued growth opportunities. Furthermore, during the past approximately eighteen months, occasional shortages of cement, a key raw material used in the production of ready mix concrete, have created both challenges and opportunities – while costs have increased, the market environment has permitted us to pass those costs on to the end user rather than absorb them. It appears that demand for construction materials will remain steady and that the supply of raw materials will remain relatively short, thereby likely maintaining stable prices, or, if costs rise, a possibility of further price increases.

     Our plan to vacate the construction services market of New Mexico, terminate our full time presence in Utah and extricate ourselves from the burdens, in both cost and time, of trailing claims, has taken us a number of years and is not yet entirely complete. During that process, the performance of our CSS has been well below its historical norms, and in particular, has been further exacerbated by the losses on the Gooseberry Project in 2003 and 2004. We believe we have taken a conservative approach in booking the losses on the Gooseberry Project to the extent that it is not expected to have any degrading affect on our performance in 2005. If true, the CSS improvements, heretofore overshadowed by the Gooseberry losses, will become more visible and are expected to be much improved.

     If the CSS can demonstrate operating improvements, then as profitability, working capital and liquidity increase, so too will surety credit likely increase, thereby allowing us to bid on and perform more and larger projects. Bidding opportunities within our focused market areas of Nevada and Arizona are ample for the size of our current surety program and it is reasonable to believe, given historical bidding success, that backlog may increase slightly during 2005.

     As public works constitute the majority of our CSS volume, and government is the primary source of funding for infrastructure work, it is, therefore, important that funding be maintained. The national transportation legislation, TEA-21, expired in September 2003. Interim funding extensions have been granted while congress continues to work on a new six-year highway bill. It is expected, but cannot be assured, that new legislation will be enacted during 2005 to fund another six-year transportation infrastructure program. Over the next few months until funding authority is finalized, State Departments of Transportation may not let as many contracts until they are fully aware of the funding available to them.

     The competitive bidding process will continue to be the dominant method for determining contract awards. However, other innovative bidding methods will be tried and may gain favor, namely “A Plus B” contracts, where the bidders’ proposals are selected on both price and scheduling criteria. Design-build projects and Construction Manager at Risk projects are becoming more common and are likely to increase in frequency.

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

     In November 2004, voters in Maricopa County (Phoenix, Arizona metropolitan area) passed a measure to extend, for another twenty years, an existing half-cent sales tax dedicated to the construction and maintenance of transportation facilities, including freeways, streets and mass transit. It is expected that this measure will generate approximately $9 billion of funding over the twenty year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate and commodity price market risk.

     Interest Rate Risk – From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheets and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2004. Assuming a 100 basis point increase in the prime interest rate at December 31, 2004 the potential increase in the fair value of our debt obligations would have been approximately $54,000 at December 31, 2004. See Note 9—Notes payable and Note 10—Line of credit (Item 8) in the accompanying consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Meadow Valley Corporation

We have audited the accompanying balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Valley Corporation and Subsidiaries at December 31, 2004 and 2003, and the results of its operations, changes in stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Phoenix, Arizona
March 11, 2005

INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Meadow Valley Corporation
Phoenix, Arizona

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Meadow Valley Corporation and Subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Meadow Valley Corporation and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California

March 7, 2003

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$10,164,218	$4,738,388
Restricted cash	1,268,449	1,844,891
Accounts receivable, net	22,163,719	20,664,022
Claims receivable	—	4,101,898
Prepaid expenses and other	2,818,395	2,196,899
Inventory, net	871,112	1,249,118
Land held for sale	—	264,738
Costs and estimated earnings in excess of billings on uncompleted contracts	449,358	1,463,309
Deferred tax asset	1,597,627	1,243,896

Total current assets	39,332,878	37,767,159
Property, equipment and land, net	21,541,946	13,127,675
Refundable deposits	21,780	94,299
Mineral rights and pit development, net	252,044	309,110
Claims receivable, less current portion	3,521,080	3,521,080
Other receivables	115,000	—

Total assets	$64,784,728	$54,819,323

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$19,711,571	$18,646,857
Accrued liabilities	4,907,554	4,563,816
Notes payable	5,212,187	3,512,286
Obligations under capital leases	531,746	878,280
Billings in excess of costs and estimated earnings on uncompleted contracts	7,219,762	4,955,454

Total current liabilities	37,582,820	32,556,693
Notes payable, less current portion	10,804,017	6,999,729
Obligations under capital leases, less current portion	981,799	1,085,064
Deferred tax liability	3,243,268	2,604,652

Total liabilities	52,611,904	43,246,138

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,601,250 issued and outstanding	3,601	3,601
Additional paid-in capital	10,943,569	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	2,024,801	1,425,162

Total stockholders’ equity	12,172,824	11,573,185

Total liabilities and stockholders’ equity	$64,784,728	$54,819,323

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Construction services	$108,168,921	$110,119,548	$114,245,704
Construction materials	58,662,743	43,987,317	36,801,564

Total revenue	166,831,664	154,106,865	151,047,268

Cost of revenue:
Construction services	107,827,853	107,883,229	110,603,682
Construction materials	52,036,021	39,880,018	32,911,989

Total cost of revenue	159,863,874	147,763,247	143,515,671

Gross profit	6,967,790	6,343,618	7,531,597
General and administrative expenses	6,509,839	6,494,285	6,598,940

Income (loss) from operations	457,951	(150,667)	932,657

Other income (expense):
Interest income	85,864	58,622	156,836
Interest expense	(348,229)	(489,117)	(441,585)
Other income	694,857	743,543	288,862

	432,492	313,048	4,113

Income before income taxes	890,443	162,381	936,770
Income tax expense	(290,804)	(41,643)	(198,629)

Net income	$599,639	$120,738	$738,141

Basic net income per common share	$0.17	$0.03	$0.21

Diluted net income per common share	$0.16	$0.03	$0.21

Basic weighted average common shares outstanding	3,601,250	3,593,102	3,559,938

Diluted weighted average common shares outstanding	3,780,597	3,599,259	3,559,938

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock
	Number of
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2002	3,559,938	$3,601	$10,943,569	$(799,147)	$566,283

Net income for the year ended 2002					738,141

Balance at December 31, 2002	3,559,938	3,601	10,943,569	(799,147)	1,304,424

Treasury stock used in funding employer retirement plan contributions	41,312

Net income for the year ended 2003					120,738

Balance at December 31, 2003	3,601,250	3,601	10,943,569	(799,147)	1,425,162

Net income for the year ended 2004					599,639

Balance at December 31, 2004	3,601,250	$3,601	$10,943,569	$(799,147)	$2,024,801

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$173,023,546	$156,457,827	$152,229,244
Cash paid to suppliers and employees	(161,769,236)	(151,048,332)	(149,296,319)
Interest received	85,864	58,622	156,836
Interest paid	(348,229)	(489,117)	(441,585)
Income taxes refunded (paid)	(5,919)	54,068	305,605

Net cash provided by operating activities	10,986,026	5,033,068	2,953,781

Cash flows from investing activities:
Decrease (increase) in restricted cash	576,442	(163,530)	720,187
Proceeds from sale of property and equipment	2,450,931	776,822	1,573,495
Purchase of property and equipment	(4,569,504)	(613,800)	(519,894)
Proceeds from (payments for) land held for sale	—	942,701	(711,531)
Proceeds from sale of mineral rights and pit development	—	265,083	557,587

Net cash provided by (used in) investing activities	(1,542,131)	1,207,276	1,619,844

Cash flows from financing activities:
Repayment of capital lease obligations	(906,191)	(1,032,586)	(1,285,232)
Proceeds received from notes payable	1,281,570	—	600,000
Repayment of notes payable	(4,393,444)	(3,758,905)	(2,827,364)

Net cash used in financing activities	(4,018,065)	(4,791,491)	(3,512,596)

Net increase in cash and cash equivalents	5,425,830	1,448,853	1,061,029

Cash and cash equivalents at beginning of year	4,738,388	3,289,535	2,228,506

Cash and cash equivalents at end of year	$10,164,218	$4,738,388	$3,289,535

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2004	2003	2002
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by operating activities:
Net income	$599,639	$120,738	$738,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,201,683	2,728,309	2,816,406
Gain on sale of property, equipment and land	(485,911)	(537,173)	(34,025)
Deferred taxes, net	284,885	95,711	504,234
Allowance for doubtful accounts	(102,476)	422,820	(275,079)
Inventory allowance	(917,375)	186,197	1,000,000

Changes in operating assets and liabilities:
Accounts receivable	(1,397,221)	116,531	449,610
Claims receivable, current	4,101,898	(3,714,020)	(387,878)
Prepaid expenses and other	(238,707)	(100,620)	(215,739)
Inventory	1,295,381	382,920	2,668,218
Costs and estimated earnings in excess of billings on uncompleted contracts	1,013,951	79,752	3,750,993
Refundable deposits	72,519	(43,695)	4,506
Claims receivable, less current portion	—	4,440,027	(1,993,081)
Other assets and receivables	(115,000)	32,223	48,335
Accounts payable	1,064,714	(1,265,659)	(7,113,468)
Accrued liabilities	343,738	866,705	1,885,113
Billings in excess of costs and estimated earnings on uncompleted contracts	2,264,308	1,222,302	(892,505)

Net cash provided by operating activities	$10,986,026	$5,033,068	$2,953,781

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

     Nature of the Corporation:

          Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”)(“Construction Services Segment”) and Ready Mix, Inc. (“RMI”)(“Construction Materials Segment”.) MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in the states of Nevada, Arizona, and Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas and Phoenix metropolitan areas. Formed by the Company, RMI commenced operations in 1997.

     Liquidity:

          The Company incurred income (loss) from operations for the years ended December 31, 2004, 2003 and 2002 of $457,951, $(150,667), and $932,657 and has provided cash from operating activities of $10,986,026, $5,033,068 and $2,953,781for the years ended December 31, 2004, 2003 and 2002. In an effort to improve working capital the Company sold a parcel of land, held by the construction service segment, to a third party for $350,000 resulting in a gain on the disposal of the land in the amount of $44,668, which is included in other income. The Company may consider the sale of other assets to improve its working capital.

          In January 2004, the Company agreed to accept $7,000,000, including retention of $1,127,636, in exchange for releasing the New Mexico State Highway and Transportation Department (“NMSHTD”) from three of the five claims which had been filed against the NMSHTD. The claim amount of the three settled claims totaled $15,463,207, of which $15,366,128 was on behalf of the Company and the balance of $97,079 was on behalf of subcontractors. The Company previously recorded a claim receivable in the amount of $4,101,898 related to the three claims. The Company recognized $1,770,466 in additional income, included in construction services segment revenue, for the year ended December 31, 2004, as a result of the $7,000,000 settlement from the New Mexico State Highway and Transportation Department.

     Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries MVCI and RMI. Intercompany transactions and balances have been eliminated in consolidation.

     Reclassifications:

          Certain balances as of December 31, 2003 and for the year ended December 31, 2002 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

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

          Significant estimates are used when accounting for the percentage-of-completion and the estimated gross profit on projects in progress, allowance for doubtful accounts, inventory allowance, depreciation and amortization, realization of claims receivable, accruals, taxes and contingencies, which are discussed in the respective notes to the consolidated financial statements.

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

     Revenue and Cost Recognition (Continued):

          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of December 31, 2004 and 2003, the total amount of contract claims filed by the Company with various public entities was $18,835,979 and $46,601,386, respectively. Of those sums, the Company’s portion of the claims total was $10,548,878 and $29,953,191 and the balance of $8,287,101 and $16,648,195 pertains to a prime contractor or subcontractors’ claims. Total claim amounts reported in its financial statements are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $3,521,080 and $7,622,978 in cumulative claims receivable as of December 31, 2004 and 2003 to offset a portion of costs incurred to-date on the claims. The claims receivable as of December 31, 2004 and 2003 are comprised of a long-term portion of $3,521,080 and $3,521,080 and a current portion of $0 and $4,101,898, respectively.

          Although the Company believes these amounts represent a reasonably conservative posture, any claims proceeds and payments for previously unpaid quantities, unpaid change orders and pending change orders ultimately paid to the Company less than $3,521,080, will reduce income. Conversely, a payment for those same items in excess of $3,521,080, will increase income.

          The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

          We recognize revenue in our construction material segment on the sale of our concrete and aggregate products at the time of delivery.

     Cash and Cash Equivalents:

          The Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.

     Restricted Cash:

          At December 31, 2004 and 2003, funds in the amount of $1,268,449 and $1,844,891, respectively, were held in trust, in lieu of retention, on certain of the Company’s construction contracts and will be released to the Company after the contracts are completed.

     Accounts Receivable, net:

          Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress as well as other trade and non-trade receivables.

          The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. At December 31, 2004 and 2003, the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $607,677 and $710,153, respectively. During the years ended December 31, 2004, 2003 and 2002 the Company incurred bad debt expense in the amounts of $278,022 , $431,909 and $201,089, respectively. The Company records delinquent finance charges on outstanding accounts receivables only if they are collected.

          At December 31, 2004 and 2003 all of the Company’s accounts receivables were pledged as collateral for a note payable.

     Inventory, net:

          Inventories, which consist primarily of raw materials, are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. At December 31, 2004 and 2003, the Company had an allowance for potentially obsolete or slow moving inventory in the amounts of $286,822 and $1,186,197.

          At December 31, 2004 and 2003, the Company’s inventory was pledged as collateral for a note payable.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):

     Property, Equipment and Land:

          Property, equipment and land are recorded at cost. Depreciation charged to operations during the years ended December 31, 2004, 2003 and 2002 was $3,144,617, $2,671,242 and $2,727,860, respectively. Depreciation is provided for on the straight-line method, over the estimated useful lives. Leasehold improvements are recorded at cost and are depreciated over their estimated useful lives or the lease term, whichever is shorter.

          The estimated useful lives of property and equipment are:

Plants	6-15 years
Computer equipment	5 years
Equipment	3-10 years
Vehicles	5 years
Office furniture and equipment	7 years
Leasehold improvements	2-10 years

          At December 31, 2004 and 2003, all property, equipment and land were pledged as collateral for notes payable and capital lease obligations.

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

          The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2004 and 2003.

     Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:

          The Company reviews property, equipment and land for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Stock-Based Compensation:

          Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

     Stock Option Expense:

          All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

	2004	2003	2002
Net income, as reported	$599,639	$120,738	$738,141
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(92,852)	(58,604)	(105,827)

Pro forma net income	$506,787	$62,134	$632,314

Basic net income per common share
As reported	$0.17	$0.03	$0.21
Pro forma	0.14	0.02	0.18

Diluted net income per common share
As reported	$0.16	$0.03	$0.21
Pro forma	0.13	0.02	0.18

          There were no options granted in the year ended December 31, 2004.

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

     Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):

     Recent Accounting Pronouncements (Continued)

for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

          In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact to our financial statements would be materially different from the pro forma disclosures under SFAS N0. 123 disclosed on the previous page under the heading Stock Option Expense.

2.	Concentration of Credit Risk:

          The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2004 and 2003, the Company has uninsured cash, cash equivalents, and restricted cash in the amounts of $12,271,670 and $9,968,660, respectively.

          The Company’s business activities and accounts receivable are with customers in the construction industry and various governmental authorities and municipalities located primarily in Nevada, Arizona and Utah. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses..

3.	Accounts Receivable, net:

          Accounts receivable, net consists of the following:

	December 31,
	2004	2003
Contracts in progress	$11,635,825	$8,059,848
Contracts in progress - retention	1,801,612	5,365,090
Completed contracts	273,364	—
Completed contracts - retention	1,506,693	—
Other trade receivables	7,176,141	7,233,568
Other receivables	377,761	715,669

	22,771,396	21,374,175
Less: Allowance for doubtful accounts	(607,677)	(710,153)

	$22,163,719	$20,664,022

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Contracts in Progress:

          Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2004	2003
Costs incurred on uncompleted contracts	$97,962,831	$448,808,200
Estimated earnings (loss) to date	(4,500,300)	16,572,424

	93,462,531	465,380,624
Less: billings to date	(100,232,935)	(461,249,791)

	(6,770,404)	4,130,833

Less: claims receivable, not included in billings to date	—	(7,622,978)
	$(6,770,404)	$(3,492,145)

          Included in the accompanying balance sheets under the following captions:

	December 31,
	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$449,358	$1,463,309

Billings in excess of costs and estimated earnings on uncompleted contracts	(7,219,762)	(4,955,454)

	$(6,770,404)	$(3,492,145)

5. Land held for sale:

          In August 2003, management chose to make available for sale a parcel of land held by the construction services segment with a cost basis of $264,738. In February 2004, the Company sold the parcel of land to a third party for $350,000. The Company recognized a net gain on the disposal of the land in the amount of $44,668 which is included in other income for the year ended December 31, 2004. In September 2003, the Company sold a parcel of land, which was held by the construction materials segment, to a third party for $942,701, net of selling expenses. The Company recognized a net gain on the disposal of the land in the amount of $231,170, which is included in other income for the year ended December 31, 2003.

6. Property, Equipment and Land, net:

          Property, equipment and land consists of the following:

	December 31,
	2004	2003
Land	$2,343,975	$562,901
Plants	7,656,292	7,283,099
Computer equipment	783,460	515,183
Equipment	14,131,600	10,219,060
Vehicles	8,235,239	4,506,130
Office furniture and fixtures	87,241	87,241
Leasehold improvements	536,798	458,891

	33,774,605	23,632,505
Less: Accumulated depreciation	(12,232,659)	(10,504,830)

	$21,541,946	$13,127,675

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accounts Payable:

          Accounts payable consists of the following:

	December 31,
	2004	2003
Trade	$16,787,461	$15,705,914
Retentions	2,924,110	2,940,943

	$19,711,571	$18,646,857

8. Accrued Liabilities:

          Accrued liabilities consist of the following:

	December 31,
	2004	2003
Compensation	$2,543,308	$2,369,891
Taxes	776,872	517,981
Insurance	611,510	556,856
Other	975,864	1,119,088

	$4,907,554	$4,563,816

9. Notes Payable:

          Notes payable consists of the following:

	December 31,
	2004	2003
Note payable, 6.96% interest rate with monthly payments of $7,239, due January 15, 2004, collateralized by equipment	$—	$7,197

Note payable, 9.00% interest rate with monthly payments of $2,731, due December 31, 2004, collateralized by land	—	31,159

Notes payable, interest rates ranging from 6.9% to 8.11% with combined monthly payments of $7,524, due dates ranging from May 11, 2004 to November 1, 2004, collateralized by equipment	—	54,086

Notes payable, variable interest rate was 5.25% at December 31, 2004, with combined monthly principal payments of $15,536, due dates ranging from July 14, 2005 to May 13, 2006, collateralized by equipment	237,813	424,242

Non-interest bearing note payable, with monthly payments of $5,012, due September 28, 2004, collateralized by equipment	—	45,108

Notes payable, interest rates ranging from 4.5% to 8.84% with combined monthly payments of $23,711 and $33,099, as of December 31, 2004 and 2003, due dates ranging from December 20, 2004 to February 27, 2006, collateralized by equipment	312,941	668,185

	$550,754	$1,229,977

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Notes Payable (Continued):

          Notes payable consists of the following (Continued):

	December 31,
	2004	2003
Total from previous page	$550,754	$1,229,977

Notes payable, interest rates ranging from 4.0% to 9.0%, with combined monthly payments of $51,422 and $69,230, as of December 31, 2004 and 2003, due dates ranging from May 5, 2004 to October 20, 2005, collateralized by equipment	163,410	867,150

Notes payable, interest rates ranging from 4.5% to 6.75%, with combined monthly payments of $18,577, due dates ranging from January 31, 2006 to December 1, 2008, collateralized by equipment and vehicles	661,476	841,708

Note payable, 5.99% interest rate with monthly payments of $24,438, due July 1, 2004, collateralized by the Company’s umbrella insurance policy	—	144,099

Notes payable, non-interest bearing, with combined monthly payments of $7,641, due dates ranging from August 15, 2008 to September 15, 2008 (less unamortized discount of $35,324 - effective rate of 6%) collateralized by vehicles	337,390	429,081

Note payable, variable interest rate was 6.50% at December 31, 2004, with equal principal payments of $145,833 plus interest, due December 31, 2007, collateralized by all assets of the Company (See Note 10)	5,191,102	7,000,000

Notes payable, interest rates ranging from 1.99% to 6.75% with combined monthly payments of $156,958, due dates ranging from April 1, 2005 and May 15, 2009, collateralized by equipment	4,145,697	—

Note payable, 7.5% interest rate with monthly payments of $29,855, due January 1, 2010, collateralized by equipment	1,486,569	—

Note payable, 6.5% interest rate with monthly payments of $14,732, due October 11, 2009, collateralized by equipment	1,082,912	—

Non-interest bearing notes payable, with combined monthly payments of $6,151, due dates ranging from May 7, 2005 to July 23, 2007,(less unamortized discount of $11,881 - effective rate of 6%) collateralized by equipment	166,422	—

Notes payable, interest rates ranging from 5.31% to 5.99% with combined monthly payments of $14,199, due dates ranging from January 31, 2009 to January 5, 2010, collateralized by vehicles	660,371	—

Notes payable, interest rates ranging from 6.21% to 6.34% with combined monthly payments of $8,371 and a principal payment of $753,314 due April 16, 2009, collateralized by land	947,927	—

	$15,394,030	$10,512,015

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Notes Payable (Continued):

	December 31,
	2004	2003
Total from previous page	$15,394,030	$10,512,015

Note payable, 7.05% interest rate with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	320,639	—

Note payable, 6.70% interest rate with monthly payments of $35,976, due August 1, 2005, collateralized by the company’s general liability insurance policy	246,298	—

Note payable, 5.90% interest rate with monthly principal payments of $1,905 plus interest, due May 24, 2007, collateralized by equipment	55,237	—

	16,016,204	10,512,015
Less: current portion	(5,212,187)	(3,512,286)

	$10,804,017	$6,999,729

          Following are maturities of long-term debt as of December 31, 2004 for each of the next 5 years:

2005	$5,212,187
2006	4,068,673
2007	3,612,545
2008	1,074,535
2009	2,048,264

$16,016,204

10. Line of Credit:

          During the year ended December 31, 2003, the Company elected to convert the pre-existing line of credit into a term loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus 1.25%. The term agreement requires equal monthly principal plus interest payments through December 31, 2007 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth. As of December 31, 2004 and 2003, the Company was in compliance with these covenants. As a result of the conversion the Company has no available line of credit as of December 31, 2004.

11. Related Party Transactions:

     Revenue:

          During the years ended December 31, 2004, 2003 and 2002 the Company provided construction materials to a related party in the amounts of $18,346, $22,982 and $12,282, respectively. Included in accounts receivable at December 31, 2004 and 2003 are amounts due from related parties, in the amounts of $39,088 and $11,822, respectively.

     Professional Services:

          During the years ended December 31, 2004, 2003 and 2002, a related party rendered professional services to the Company in the amounts of $0, $6,246 and $23,491, respectively. At December 31, 2004 and 2003 no amounts were due to a related party. During the years ended December 31, 2004, 2003 and 2002, the Company paid $40,000, $40,000 and $30,000, respectively in aggregate to outside members of the board of directors.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party Transactions (Continued):

     Subcontractor/Supplier:

          Various related parties provided materials and equipment used in the Company’s construction service and material businesses during the years ended December 31, 2004, 2003 and 2002, in the amounts of $44,593, $589 and $2,099,905, respectively. At December 31, 2004 and 2003 there were no liabilities due to related parties from subcontracts and supplies.

12. Income Taxes:

          The provisions for income tax benefit (expense) from operations consist of the following:

	For the Years Ended December 31,
	2004	2003	2002
Current	$(5,919)	$54,068	$—

Deferred	(284,885)	(95,711)	(198,629)

	$(290,804)	$(41,643)	$(198,629)

          The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2004	2003
Deferred tax asset:
Allowance for bad debt and other	$355,564	$346,209
Inventory allowance	91,095	442,452
NOL carryforward	1,150,968	455,235

	1,597,627	1,243,896

Deferred Tax liability:
Depreciation and other	(3,243,268)	(2,604,652)

Net deferred tax liability	$(1,645,641)	$(1,360,756)

          For the years ended December 31, 2004, 2003 and 2002, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the Years Ended December 31,
	2004	2003	2002
Statutory rate applied to income before income taxes	$293,668	$46,579	$318,502

State taxes	26,713	5,358	30,913

Increase (decrease) in income taxes resulting from:
Valuation allowance	—	—	(255,980)
Non-Deductible items	11,954	11,241	14,599
Other	(41,531)	(21,535)	90,595

	$290,804	$41,643	$198,629

          At December 31, 2004, the Company has available federal and state operating loss carry-forwards of approximately $3,550,000, which will expire through the year 2021.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments:

          The Company is currently leasing its main office space in Phoenix, Arizona under a non-cancelable operating lease agreement expiring in December 2008. The lease agreement provides for monthly payments of $9,108 from January 1, 2005 through December 31, 2007 and monthly payments of $9,356 from January 1, 2008 through December 31, 2008. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $105,623, $125,984 and $113,456 for the years ended December 31, 2004, 2003 and 2002.

          The Company leases additional office space, batch plants, equipment, mixer trucks and property under leases and raw material purchase obligations expiring in various years through 2014. Rents and purchase obligations under the aforementioned operating leases and purchase agreements were $8,684,598, $7,169,010 and $6,641,195 for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum future rental payments under non-cancelable operating leases and purchase agreements having remaining terms in excess of one year as of December 31, 2004 for each of the next five years and in aggregate are:

For the Years Ending December 31,	Amount

2005	$3,452,566
2006	2,935,916
2007	2,282,556
2008	1,902,396
2009	1,222,073
Subsequent to 2009	484,185

$12,279,692

          The Company has entered into employment contracts with some of its executive officers and key managers that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. As of the end of December 31, 2004, the total commitments, excluding benefits and incentives, amount to $759,844.

          The Company is the lessee of batch plants, equipment and vehicles under capital leases expiring in various years through 2008. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over the lesser of the expected useful life or the lease term. Depreciation on the assets under capital leases charged to expense in 2004, 2003 and 2002 was $231,808, $398,345 and $482,748, respectively. At December 31, 2004 and 2003, property and equipment included $1,671,623 and $3,380,685, net of accumulated depreciation, of batch plants, vehicles and equipment under capital leases.

          Minimum future lease payments under capital leases as of December 31, 2004 for each of the next four years and in aggregate are:

For the Years Ending December 31,	Amount

2005	$609,288
2006	591,349
2007	346,105
2008	104,193

Total minimum payments	1,650,935
Less: amount representing interest	(137,390)

Present value of net minimum lease payment	1,513,545
Less: current portion	(531,746)

$981,799

          Interest rates on capitalized leases vary from 5.07% to 12.87% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.

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

15. Litigation and Claim Matters:

          The Company is a party to legal proceedings in the ordinary course of its business. With the exception of those matters detailed below, the Company believes that the nature of these proceedings (which generally relate to disputes between the Company and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and no other pending proceedings are deemed to be materially detrimental and some claims may prove beneficial to its financial condition.

          The following proceedings represent matters that may become material and have already been or may soon be referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County Public Works, Clark County, Nevada – A final ruling on November 1, 2004, by the three-member arbitration panel awarded MVCI approximately $5,540,000 of which $2,100,000 is due MVCI and the balance of $3,440,000 is due a subcontractor. The approximate total value of the claims ruled on above was $6,833,197 of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works has filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. No hearing date on this appeal has been set. The three-member arbitration panel, earlier in the year, made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the district court and on February 7, 2005, MVCI filed an appeal to the Supreme Court of the State of Nevada. The primary issues, related to the claim filed against Clark County Public Works, were changed conditions, constructive changes, contract modifications and associated delay costs.

          The combined total of all outstanding claims as of December 31, 2004 is $18,835,979. MVCI’s portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $3,521,080 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Litigation and Claim Matters (Continued):

          The current portion of claims receivable at December 31, 2003 resulted from a settlement agreement on three of the five New Mexico claims (“NM Settlement”) reached during January 2004. MVCI agreed to accept $7,000,000, including retention of $1,127,636, in exchange for releasing the New Mexico State Highway and Transportation Department from three of the five claims. The claim amount of the three settled claims totaled $15,463,207, of which $15,366,128 is on behalf of MVCI and the balance of $97,079 is on behalf of subcontractors.

          MVCI has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable final outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on MVCI’s behalf.

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

Lawsuits Filed Against Meadow Valley Corporation and its Subsidiaries

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. The Company terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. At that time, all remaining matters between MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Progressive Contracting Inc. (“PCI”), District Court, Clark County, NV – PCI was a subcontractor to MVCI on the Clark County project. PCI claims they were damaged by delays in an amount in excess of $300,000. In July 2003, PCI filed a notice of dismissal without prejudice and in February 2004 MVCI and PCI agreed to a settlement wherein PCI agrees to accept the award of damages, if any, as determined by the arbitrators in the above mentioned arbitration with Clark County Public Works. The arbitration hearing regarding the claims concluded on July 30, 2004. On November 1, 2004 a final award was rendered which orders Clark County Public Works to pay damages to MVCI on behalf of PCI in the amount of approximately $3,440,000. No liability or receivable was recorded as of December 31, 2004 as a result of the Notice of and Motion to Vacate Arbitration Award filed by Clark County Public Works, which has not yet been heard by the District Court.

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Litigation and Claim Matters (Continued):

(4)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on one of the two contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contract with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the one contract for which JDCC was the prime contractor had been furnished by the Company’s surety companies. MVCI indemnified the surety companies against losses and claims on the one contract. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003 for mutual consideration, J&D and MVCI entered into a settlement agreement whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(5)	MVCI has been named in two civil actions filed in Nevada District Court, Clark County, Nevada as a result of a fatal traffic accident involving one of its trucks. The first complaint, Case No. A485620, was filed on April 14, 2004 and is a civil action titled Shotzie Thomas, individually and as Administratrix of the Estate of Emberly Thomas, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas and Does I-X and Roes I-X. The second complaint, Case No. A490720, was filed August 19, 2004 and is a civil action titled Arthur M. Hoolmalu, individually and as Special Administrator of the Estate of Tulare M. Adams, deceased, and Sandra K. Adams and Michael Adams, dependent parents, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas, American Family Insurance Company and Does I-X and Roes I-X. The complaint seeks damages from MVCI for losses suffered by the plaintiffs as a result of the accident. We believe that the actions do not have merit and if they were deemed to have merit, any damages awarded would be less than our insurance limits. However, since the complaints seek damages in excess of our insurance coverage, there can be no assurances that any judgment against us will be within our insurance coverage.

16. Statement of Cash Flows:

     Non-Cash Investing and Financing Activities:

          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

          During the years ended December 31, 2004, 2003 and 2002, the Company financed the purchase of property, plant and equipment in the amounts of $8,689,666, $1,551,225 and $2,500,099, respectively. During the year ended December 31, 2004, the Company refinanced a capital lease obligation in the amount of $1,131,515.

          During the years ended December 31, 2004 and 2003, the Company financed the purchase of various insurance policies in the amount of $382,789 and $237,800, respectively.

17. Significant Customers:

          For the years ended December 31, 2004, 2003 and 2002, the Company recognized a significant portion of its revenue from the following Customers (shown as an approximate percentage of total revenue):

	For the Years Ended December 31,
	2004	2003	2002
A	24.1%	27.9%	21.4%
B	0.9%	1.3%	14.8%
C	2.2%	11.8%	11.6%

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Significant Customers (Continued):

          At December 31, 2004 and 2003, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

	For the Years Ended December 31,
	2004	2003
A	$3,266,513	$3,342,616
B	302,810	61,000
C	1,670,235	1,398,098

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

          The following summarized the stock option transactions:

		Weighted Average
	Shares	Price per Share
Outstanding January 1, 2002	771,650	$4.45
Forfeited	(27,625)	4.29

Outstanding December 31, 2002	744,025	4.46
Granted	369,000	1.46
Forfeited	(37,200)	4.68

Outstanding December 31, 2003	1,075,825	3.42
Forfeited	(34,000)	2.55

Outstanding December 31, 2004	1,041,825	3.45

          Information relating to stock options at December 31, 2004 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
		Remaining
Exercise Price Per Share	Shares	Life ( In Years)	Exercise Price	Shares	Exercise Price
$6.250	124,025	1	$6.250	124,025	$6.250
5.410	2,500	2	5.410	2,500	5.410
4.375	130,800	2	4.375	130,800	4.375
5.310	80,000	3	5.310	80,000	5.310
5.875	76,200	4	5.875	76,200	5.875
4.563	20,000	5	4.563	20,000	4.563
4.000	20,000	5	4.000	20,000	4.000
3.875	68,800	5	3.875	68,800	3.875
2.438	170,500	7	2.438	170,500	2.438
1.460	349,000	9	1.460	116,333	1.460

$1.46 to $6.25	1,041,825		$3.452	809,158	$4.025

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Option Plan (Continued):

          All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

	2004	2003	2002
Net income, as reported	$599,639	$120,738	$738,141
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(92,852)	(58,604)	(105,827)

Pro forma net income	$506,787	$62,134	$632,314

Basic net income per common share As reported
As reported	$0.17	$0.03	$0.21
Pro forma	0.14	0.02	0.18

Diluted net income per common share
As reported	$0.16	$0.03	$0.21
Pro forma	0.13	0.02	0.18

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

19. Employee Benefit Plan

          The Company maintains a 401(k) profit sharing plan allowing substantially all full-time employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors, and are subject to certain limitations. For the years ended December 31, 2004, 2003 and 2002, the Company contributed $330,545, $294,619 and $32,223 to the Plan.

20. Basic Earnings per Share:

          The Company’s basic net income per share at December 31, 2004, 2003 and 2002 were computed by dividing net income for the period by 3,601,250, 3,593,102 and 3,559,938, respectively, the basic weighted average number of common shares outstanding during the period.

          The Company’s diluted net income per common share at December 31, 2004 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 588,300 shares at a range of $1.46 to $3.875. Options to purchase 453,525 shares at a range of $4.00 to $6.25 per share were outstanding during 2004, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Basic Earnings per Share (Continued):

          The Company’s diluted net income per common share at December 31, 2003 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 369,000 shares at $1.46. Options to purchase 706,825 shares at a range of $2.438 to $6.25 per share were outstanding during 2003, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.

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

21. Backlog:

          The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $93,600,000 at December 31, 2004, compared to approximately $70,600,000 at December 31, 2003. At December 31, 2004, the Company’s backlog included $90,000,000 of work that is scheduled for completion during 2005.

22. Subsequent Events:

          During January and February 2005, the Company leased 12 additional mixer trucks, with a combined monthly payment of $27,545. The operating leases expire in December 2009.

          During January and February 2005, the Company financed the purchase of 13 vehicles in the amount of $286,050. The note payable obligations have an interest rate of 5.9%, with combined monthly payments of $5,517, and are due between January and February 2009.

          During January and March 2005, the Company leased two pieces of equipment, with a combined monthly payment of $7,586. The operating leases expire between January and March 2008.

          During February 2005, the Company entered into additional employment agreements with some of its officers that provide for annual salaries and various other benefits and incentives. The total commitments for the duration of the agreements, excluding conditional benefits and incentives, amount to $711,000.

          On February 11, 2005, our wholly-owned ready mix concrete subsidiary, RMI, filed a registration statement with the Securities and Exchange Commission for the initial public offering of 1,000,000 shares of RMI common stock at a proposed offering price of $12.00 per share. We will retain an ownership of 1,500,000 shares, or 60%, of the total outstanding shares of RMI. Proceeds from the initial public offering are expected to be used by RMI for the purchase of plant and equipment, repayment of debt to the Company and working capital.

          In March 2005, the Company refinanced a piece of equipment in the amount of $1,489,070. The note payable obligation has an interest rate of 6.85%, with monthly payments of $35,554, and is due March 2009.

23. Other Informative Disclosures:

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

          The construction services segment of the Company generates revenue by providing construction services, usually under terms of a contract with an owner or a subcontract with another contractor. The construction services segment operates in Nevada, Arizona and Utah markets.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Other Informative Disclosures (Continued):

          The following is a summary of certain financial information of the Company’s two main areas of operations for 2004, 2003 and 2002:

	Construction	Construction
	Services	Materials
For the twelve months ended December 31, 2004
Gross revenue	$108,175,663	$59,135,658
Intercompany revenue	(6,742)	(472,915)
Cost of revenue	107,834,595	52,508,936
Interest income	170,409	28,637
Interest expense	(209,615)	(251,796)
Intercompany interest income (expense)	113,182	(113,182)
Depreciation and amortization	1,586,633	1,615,050
Income (loss) before taxes	(2,921,056)	3,811,499
Income tax benefit (expense)	1,080,728	(1,371,532)
Net income (loss)	(1,840,328)	2,439,967
Total assets	42,370,943	22,413,785

For the twelve months ended December 31, 2003
Gross revenue	$110,119,548	$44,128,065
Intercompany revenue	—	(140,748)
Cost of revenue	107,883,229	40,020,766
Interest income	50,672	7,950
Interest expense	(281,555)	(207,562)
Depreciation and amortization	1,497,089	1,231,220
Income (loss) before taxes	(1,511,323)	1,673,704
Income tax benefit (expense)	591,751	(633,394)
Net income (loss)	(919,572)	1,040,310
Total assets	39,105,523	15,713,800

For the twelve months ended December 31, 2002
Gross revenue	$114,245,704	$38,849,418
Intercompany revenue	—	(2,047,854)
Cost of revenue	110,603,682	34,959,843
Interest income	146,354	10,482
Interest expense	(279,636)	(161,949)
Depreciation and amortization	1,698,828	1,117,578
Income (loss) before taxes	(813,327)	1,750,097
Income tax benefit (expense)	299,166	(497,795)
Net income (loss)	(514,161)	1,252,302
Total assets	40,550,315	16,489,627

          There are no differences in accounting principles between the operations. All centrally incurred costs are allocated to the construction services operation. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,
2004
Revenue	$39,168,733	$43,708,119	$42,103,802	$41,851,010
Gross profit	2,463,975	1,602,522	936,807	1,964,486
Income (loss) from operations	791,456	182,985	(657,160)	140,670
Net income (loss)	436,663	38,437	(427,085)	551,624
Basic net income (loss) per common share	0.12	0.01	(0.12)	0.16
Diluted net income (loss) per common share	0.12	0.01	(0.12)	0.15
Basic weighted average common shares outstanding	3,601,250	3,601,250	3,601,250	3,601,250
Diluted weighted average common shares outstanding	3,754,754	3,742,934	3,754,801	3,887,900

2003
Revenue	$32,194,111	$41,970,349	$42,846,101	$37,096,304
Gross profit	1,706,168	2,486,882	1,400,930	749,638
Income (loss) from operations	126,502	956,107	(469,787)	(763,489)
Net income (loss)	19,654	521,303	(97,094)	(323,125)
Basic net income (loss) per common share	0.01	0.14	(0.03)	(0.09)
Diluted net income (loss) per common share	0.01	0.14	(0.03)	(0.09)
Basic weighted average common shares outstanding	3,568,659	3,601,250	3,601,250	3,601,250
Diluted weighted average common shares outstanding	3,568,659	3,601,250	3,601,250	3,625,878

2002
Revenue	$35,005,133	$41,976,217	$37,523,094	$36,542,824
Gross profit	1,642,374	2,119,617	1,477,462	2,292,144
Income from operations	114,097	723,829	41,977	52,754
Net income	20,307	392,754	40,807	284,273
Basic net income per common share	0.01	0.11	0.01	0.08
Diluted net income per common share	0.01	0.11	0.01	0.08
Basic weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938
Diluted weighted average common shares outstanding	3,559,938	3,559,938	3,559,938	3,559,938

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          On October 22, 2003, Meadow Valley Corporation dismissed BDO Seidman, LLP (“BDO Seidman”) as our principal accountants and engaged Semple & Cooper, LLP (“Semple & Cooper”) as the principal accountants. The decision to change principal accountants was recommended by the Audit Committee and approved by the Board of Directors.

          In connection with the audits of the fiscal year ended December 31, 2002, and the subsequent interim period through October 22, 2003, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or an auditing scope or procedure, which disagreement, if not resolved to BDO Seidman’s satisfaction, would have caused BDO Seidman to make reference to the subject matter of the disagreement in connection with its reports.

          The audit report of BDO Seidman on our financial statements as of and for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to audit scope or accounting principles.

          On October 22, 2003, we engaged Semple and Cooper as our new principal accountants for the fiscal year 2003. The Registrant did not consult with Semple and Cooper regarding any matters prior to its engagement.

Item 9A. Controls and Procedures

          Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information on our directors and executive officers will be included under the caption “Directors and Executive Officers” in our definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2004, which is hereby incorporated by reference.

          The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Identification of the Audit Committee

          Our Board of Directors has established a standing Audit Committee that consists of three outside directors. The current members of the Audit Committee are Mr. Cowan, Mr. May (Chairman) and Mr. Norton. The Board of Directors has determined that each of these directors is “independent” as defined by the applicable rules of the Nasdaq Stock Exchange and the Securities and Exchange Commission. The Board of Directors has also determined that each of these directors is financially literate as such term is defined by the applicable rules of the Nasdaq Stock Exchange and that Mr. May further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the Securities and Exchange Commission.

Code of Ethics

          Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chief Operating Officer, Chief Administrative Officer, Treasurer, Controller and other Officers and Directors of the Company (the “Senior Management”). We have posted our Code of Ethics on our website at http://meadowvalley.com in the investor relations section. We intend to disclose any amendment to or waiver from the Code of Ethics applicable to any Senior Manager on a Form 8-K or on our website at http://meadowvalley.com.

Item 11. Executive Compensation

          Information on executive compensation will be included under the caption “Compensation of Executive Officers” of our definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2004, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Information on our equity compensation plans and beneficial ownership of voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of our voting security will be included under the caption “Beneficial Ownership of the Company’s Securities” of the Company’s definitive Proxy Statement relating to the Annual Meeting of the Shareholders for the year ended December 31, 2004, which is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

          Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2004, which is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

          Information concerning principal accounting fees and services will be included under the caption “Independent Accountants: Audit and Fees” of the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 2004, which is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

See Item 8 of Part II hereof.

(2)	Financial Statement Schedules

The schedules specified under Regulation S-X are either not applicable or immaterial to the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

(3)	Exhibits

Exhibit
No.	Title
3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)
3.02	Bylaws of the Registrant (1)
3.03	Bylaws of the Registrant Effective October 20, 1995 (1)
3.04	Bylaws of the Registrant Effective April 28, 1997 (13)
5.01	Opinion of Gary A. Agron, regarding legality of the Common Stock (includes Consent) (1)
5.02	Opinion of Gary A. Agron, regarding legality of the Units, Common Stock and Warrants (1)
10.01	Incentive Stock Option Plan (1)
10.27	Stock Purchase Agreement (1)
10.28	Form of Lockup Letter (1)
10.44	Promissory Note executed by Nevada State Bank (2)
10.45	Escrow Settlement Documents and related Promissory Note (2)
10.46	Conveyor Sales Contract and Security Agreement (2)
10.48	Second and Third Amendments to Office Lease of Registrant (2)
10.49	Lease Agreement with US Bancorp (2)
10.50	Lease Agreement with CIT Group (2)
10.56	Escrow Settlement Documents (3)
10.59	Promissory Note executed by General Electric Capital Corporation (3)
10.60	Promissory Note executed by General Electric Capital Corporation (3)
10.61	Promissory Note executed by Nevada State Bank (3)
10.67	Contract between Registrant and New Mexico State Highway and Transportation Department (3)
10.71	Contract between Registrant and Nevada Department of Transportation (3)
10.81	Security Agreement with Associates Commercial Corporation (4)
10.83	Contract between Registrant and Clark County, Nevada (4)
10.85	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.86	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.87	Contract between Registrant and New Mexico State Highway and Transportation Department (4)
10.91	Contract between the Registrant and Clark County, Nevada (4)
10.92	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (4)
10.94	Lease Agreement between the Registrant and Ken Nosker (4)
10.109	Lease Agreement with Banc One Leasing Corp. (5)
10.110	Master Lease Agreement with Banc One Leasing Corp. (5)
10.113	Contract between Registrant and Utah Department of Transportation (5)
10.115	Contract between Registrant and Johnson and Danley Construction Co., Inc. (5)
10.116	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.117	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)

Exhibit
No.	Title
10.118	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.119	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.120	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.121	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.122	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.123	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.124	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.125	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.126	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.127	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.128	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.129	Security Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.130	Office lease of the Registrant (6)
10.131	Transfer and Assumption Agreement with Caterpillar Financial Services Corporation (6)
10.132	Installment Sale Contract with Caterpillar Financial Services Corporation (6)
10.133	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (6)
10.134	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (6)
10.135	Security Agreement with John Deere Construction Equipment Company (6)
10.136	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.137	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.138	Lease Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.139	Security Agreement with Associates Leasing, Inc. (6)
10.140	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (6)
10.141	Lease Agreement with Banc One Leasing Corporation (6)
10.142	Office lease of the Registrant (6)
10.143	Security Agreement with John Deere Construction Equipment Company (6)
10.148	Installment Sale Contract with Caterpillar Financial Services Corporation (7)
10.149	Lease Agreement with Associates Leasing, Inc. (8)
10.150	Lease Agreement with M&I First National Leasing Corp. (8)
10.151	Lease Agreement with Trinity Capital Corporation (8)
10.152	Security Agreement with FCC Equipment Financing, Inc. (9)
10.153	Lease Agreement with CitiCapital (9)
10.154	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (9)
10.155	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (9)
10.156	Lease Agreement with Thomas Mining, LLC (9)
10.158	Security Agreement with Volvo Commercial Finance LLC The Americas (9)
10.159	Letter of Intent with RMI Enterprises, LLC (12)
10.160	Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.161	Lease Agreement with Associates Leasing, Inc. (13)
10.162	Office Lease Agreement (13)
10.163	Lease Agreement with Caterpillar Financial Services Corporation (13)
10.164	Security Agreement with John Deere Construction Equipment & Forestry Company (13)
10.166	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)

Exhibit
No.	Title
10.167	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.168	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.169	Security Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.170	Indemnification Agreement with Robert R. Morris (13)
10.171	Indemnification Agreement with Nicole R. Smith (13)
10.172	Indemnification Agreement with Alan A. Terril (13)
10.173	Indemnification Agreement with Bradley E. Larson (13)
10.174	Indemnification Agreement with Kenneth D. Nelson (13)
10.175	Installment Sale Contract with Caterpillar Financial Services Corporation (13)
10.185	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.186	Notice of Termination of Non-Binding Letter of Intent with RMI Enterprises, LLC (13)
10.187	Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital Inc. (14)
10.188	Amendment No. 1 to Security Agreement with Key Equipment Finance, a Division of Key Corporate Capital Inc. (15)
10.189	Employment Agreement with Robert DeRuiter (15)
10.190	Addendum to Employment Contracts for Brad Larson, Ken Nelson, Ron Lewis and Alan Terril (15)
10.191	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (15)
10.192	Security Agreement with The CIT Group/Equipment Financing, Inc. (15)
10.193	Office Lease Agreement (16)
10.194	Lease Agreement with The CIT Group/Equipment Financing, Inc. (16)
10.198	Security Agreement with Caterpillar Financial Services Corporation (16)
10.199	Security Agreement with Deere Credit, Inc. (16)
10.200	Promissory Note executed by Nevada State Bank (16)
10.201	Employment Agreement with Nicole R. Smith (16)
10.202	Employment Agreement with Robert Morris (16)
10.203	Employment Agreement with Robert Bottcher (16)
10.204	Employment Agreement with Robert Terril (16)
10.205	Employment Agreement with Sam Grasmick (16)
10.206	Purchase Agreement with Nevada Title Company (16)
10.207	Security Agreement with The CIT Group/Equipment Financing, Inc. (16)
10.208	Contract between Registrant and Arizona Department of Transportation (17)
10.209	Contract between Registrant and City of Phoenix (17)
10.210	Contract between Registrant and Arizona Department of Transportation (17)
10.211	Contract between Registrant and Federal Highway Administration (17)
10.212	Contract between Registrant and Arizona Department of Transportation (17)
10.213	Contract between Registrant and Utah Department of Transportation (17)
10.214	Contract between Registrant and Arizona Department of Transportation (17)
10.215	Agreement with Fisher Sand and Gravel Co. to act as the Company’s co-indemnitor (17)
10.216	Contract between Registrant and City of North Las Vegas (17)
10.217	Renewal and Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (17)

Exhibit
No.	Title
10.218	Renewal and Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (17)
10.219	Lease Agreement with Oshkosh/McNeilus (17)
10.220	Security Agreement with Wagner Equipment Co. (17)
10.221	Security Agreement with Wagner Equipment Co. (17)
10.222	Sales Agreement with Conde Del Mar Properties, L.L.C. (17)
10.223	Notice of Assignment of Security Agreement from Astec Financial Services to The CIT Group/Equipment Financing, Inc. (17)
10.224	Notice of Assignment of Security Agreement from Astec Financial Services to The CIT Group/Equipment Financing, Inc. (17)
10.225	Notice of Assignment of Lease Agreement from The CIT Group/Equipment Financing, Inc. to General Electric Capital Corporation (17)
10.226	Notice of Assignment of Lease Agreement from The CIT Group/Equipment Financing, Inc. to General Electric Capital Corporation (17)
10.227	Employment Agreement with Bradley E. Larson (17)
10.228	Employment Agreement with Kenneth D. Nelson (17)
10.229	Employment Agreement with Alan A. Terril (17)
10.230	Indemnification Agreement with Clint Tryon (17)
10.231	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (18)
10.232	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (18)
10.233	Indemnification Agreement with Clint Tryon (18)
10.234	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (18)
10.235	Lease Agreement with The CIT Group/Equipment Financing, Inc. (18)
10.236	Lease Agreement with The CIT Group/Equipment Financing, Inc. (18)
10.237	Lease Agreement with Caterpillar Financial Services Corporation (18)
10.238	Lease Agreement with Caterpillar Financial Services Corporation (18)
10.239	Amendment to Office Lease Agreement of the Registrant (19)
10.240	Amendment to Office Lease Agreement of the Registrant (19)
10.241	Security Agreement with The CIT Group/Equipment Financing, Inc. (19)
10.242	Line of Credit Agreement with GMAC Financial Services (20)
10.243	Security Agreement with Cananwill, Inc. (20)
10.244	Lease Agreement with The CIT Group/Equipment Financing, Inc. (20)
10.245	Line of Credit Agreement with Ford Motor Credit Company (20)
10.246	Amendment to Office Lease Agreement of the Registrant (20)
10.247	Security Agreement with John Deere Construction & Forestry Company (27)
10.248	Contract between Registrant and Arizona Department of Transportation (27)
10.249	Contract between Registrant and Arizona Department of Transportation (27)
10.250	Contract between Registrant and City of Las Vegas (27)
10.251	Contract between Registrant and City of North Las Vegas (27)
10.252	Contract between Registrant and Arizona Department of Transportation (27)
10.253	Subcontract agreement between Registrant and Wiser Construction LLC (27)
10.254	Contract between Registrant and Arizona Department of Transportation (27)
10.255	Amendment to Office Lease Agreement of the Registrant (27)

Exhibit
No.	Title
10.256	Settlement Agreement and Release between the Registrant and New Mexico Department of Transportation (27)
10.257	Security Agreement with CitiCapital Commercial Corporation (28)
10.258	Commitment letter from DaimlerChrysler Services (28)
10.259	Commitment letter from GMAC Financial Services (28)
10.260	Security Agreement with The CIT Group/ Equipment Financing, Inc. (28)
10.261	Security Agreement with Cashman Equipment Company (28)
10.262	Security Agreement with Cashman Equipment Company (28)
10.263	Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (28)
10.264	Security Agreement with Komatsu Financial Limited Partnership (29)
10.265	Security Agreement with DaimlerChrysler Services North America LLC (29)
10.266	Security Agreement with CitiCapital Commercial Corporation (29)
10.267	Security Agreement with CitiCapital Commercial Corporation (29)
10.268	Security Agreement with Wells Fargo Commercial Corporation (29)
10.269	Promissory Note with Nevada State Bank (29)
10.270	Promissory Note with Nevada State Bank (29)
10.271	Security Agreement with The CIT Group/Equipment Financing, Inc. (29)
10.272	Security Agreement with DaimlerChrysler Services North America LLC (29)
10.273	Security Agreement with Cashman Equipment Company (29)
10.274	Lease Agreement with CitiCapital Commercial Leasing Corporation (29)
10.275	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (29)
10.276	Lease Agreement with Toshiba America Information Systems, Inc. (29)
14.01	Code of Ethics for Senior Management (27)
16.01	Letter re: Change in Certifying Accountant (1)
16.02	Letter re: Change in Certifying Accountant (23)
16.03	Letter re: Change in Certifying Accountant (24)
21.01	Subsidiaries of the Registrant (1)
23.01	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.02	Consent of Semple & Cooper (Meadow Valley Corporation) (1)
23.03	Consent of Gary A. Agron, Esq. (See 5.01, above) (1)
23.04	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.05	Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
23.06	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.07	Consent of BDO Seidman, LLP (Meadow Valley Corporation) (1)
23.08	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.09	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
23.10	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.11	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
23.12	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.13	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
23.14	Consent of Semple & Cooper (Meadow Valley Contractors, Inc.) (1)
23.15	Consent of BDO Seidman, LLP (Meadow Valley Corporation and Meadow Valley Contractors, Inc.) (1)
31.13	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Title
31.14	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.7	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995
(2)	Incorporated by reference to the Company’s December 31, 1996 Annual Report on Form 10-K
(3)	Incorporated by reference to the Company’s December 31, 1997 Annual Report on Form 10-K
(4)	Incorporated by reference to the Company’s December 31, 1998 Annual Report on Form 10-K
(5)	Incorporated by reference to the Company’s December 31, 1999 Annual Report on Form 10-K
(6)	Incorporated by reference to the Company’s December 31, 2000 Annual Report on Form 10-K
(7)	Incorporated by reference to the Company’s March 31, 2001 Form 10-Q
(8)	Incorporated by reference to the Company’s June 30, 2001 Form 10-Q
(9)	Incorporated by reference to the Company’s September 30, 2001 Form 10-Q
(12)	Incorporated by reference to the Company’s February 14, 2002 Form 8-K
(13)	Incorporated by reference to the Company’s December 31, 2001 Annual Report on Form 10-K
(14)	Incorporated by reference to the Company’s March 31, 2002 Form 10-Q
(15)	Incorporated by reference to the Company’s June 30, 2002 Form 10-Q
(16)	Incorporated by reference to the Company’s September 30, 2002 Form 10-Q
(17)	Incorporated by reference to the Company’s December 31, 2002 Annual Report on Form 10-K
(18)	Incorporated by reference to the Company’s March 31, 2003 Form 10-Q
(19)	Incorporated by reference to the Company’s June 30, 2003 Form 10-Q
(20)	Incorporated by reference to the Company’s September 30, 2003 Form 10-Q
(23)	Incorporated by reference to the Company’s October 27, 2003 Form 8-K
(24)	Incorporated by reference to the Company’s November 7, 2003 Form 8-K/A
(27)	Incorporated by reference to the Company’s December 31, 2003 Annual Report on Form 10-K
(28)	Incorporated by reference to the Company’s March 31, 2004 Form 10-Q
(29)	Incorporated by reference to the Company’s June 30, 2004 Form 10-Q

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION

/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer
Date: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson	/s/ Earle C. May

Bradley E. Larson	Earle C. May
Director, President and Chief Executive Officer	Director
Date: March 30, 2005	Date: March 30, 2005

/s/ Kenneth D. Nelson	/s/ Alan A. Terril

Kenneth D. Nelson	Alan A. Terril
Director, Chief Administrative Officer and	Director, Vice President and Chief Operating Officer
Vice President	Date: March 30, 2005
Date: March 30, 2005

/s/ Charles E. Cowan	/s/ Gary A. Agron

Charles E. Cowan	Gary A. Agron
Director	Director
Date: March 30, 2005	Date: March 30, 2005

/s/ Charles R. Norton	/s/ Clint Tryon

Charles R. Norton	Clint Tryon
Director	Treasurer, Secretary and Principal Accounting Officer
Date: March 30, 2005	Date: March 30, 2005