Form 10-Q
period 2005-03-31
MEADOW VALLEY CORP
filed 2005-05-16
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

Yes ☐ No ☑

Number of shares outstanding of each of the registrant’s classes of common stock as of May 10, 2005:

Common Stock, $.001 par value
3,654,198 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,331,066	$10,164,218
Restricted cash	1,040,913	1,268,449
Accounts receivable, net	19,651,366	22,163,719
Prepaid expenses and other	2,538,564	2,818,395
Inventory, net	1,294,106	871,112
Costs and estimated earnings in excess of billings on uncompleted contracts	1,450,140	449,358
Deferred tax asset	1,455,398	1,597,627

Total current assets	40,761,553	39,332,878
Property, equipment and land, net	21,402,665	21,541,946
Refundable deposits	63,015	21,780
Mineral rights and pit development, net	237,776	252,044
Claims receivable	3,521,080	3,521,080
Other receivables	115,000	115,000

Total assets	$66,101,089	$64,784,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$21,807,351	$19,711,571
Accrued liabilities	4,295,423	4,907,554
Notes payable	5,161,044	5,212,187
Obligations under capital leases	526,620	531,746
Billings in excess of costs and estimated earnings on uncompleted contracts	7,828,352	7,219,762

Total current liabilities	39,618,790	37,582,820
Notes payable, less current portion	9,882,128	10,804,017
Obligations under capital leases, less current portion	848,233	981,799
Deferred tax liability	3,243,268	3,243,268

Total liabilities	53,592,419	52,611,904

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,639,777 and 3,601,250 issued and outstanding	3,640	3,601
Additional paid-in capital	11,026,881	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	2,277,296	2,024,801

Total stockholders’ equity	12,508,670	12,172,824

Total liabilities and stockholders’ equity	$66,101,089	$64,784,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue:
Construction services	$25,946,833	$25,577,586
Construction materials	13,979,180	13,591,147

Total revenue	39,926,013	39,168,733

Cost of revenue:
Construction services	25,082,773	24,466,026
Construction materials	12,897,130	12,238,732

Total cost of revenue	37,979,903	36,704,758

Gross profit	1,946,110	2,463,975
General and administrative expenses	1,655,614	1,672,519

Income from operations	290,496	791,456

Other income (expense):
Interest income	177,763	11,947
Interest expense	(91,796)	(84,286)
Other income (expense)	18,060	(20,456)

	104,027	(92,795)

Income before income taxes	394,523	698,661
Income tax expense	(142,028)	(261,998)

Net income	$252,495	$436,663

Basic net income per common share	$0.07	$0.12

Diluted net income per common share	$0.06	$0.12

Basic weighted average common shares outstanding	3,604,555	3,601,250

Diluted weighted average common shares outstanding	3,960,138	3,754,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2005
(Unaudited)

	Common Stock
	Number of
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2005	3,601,250	$3,601	$10,943,569	$(799,147)	$2,024,801

Common stock issued on exercise of options	38,527	39	83,312

Net income for the three months ended March 31, 2005					252,495

Balance at March 31, 2005	3,639,777	$3,640	$11,026,881	$(799,147)	$2,277,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$42,029,759	$40,932,780
Cash paid to suppliers and employees	(37,213,428)	(39,165,768)
Taxes received	201	—
Interest received	177,763	11,947
Interest paid	(91,796)	(84,286)

Net cash provided by operating activities	4,902,499	1,694,673

Cash flows from investing activities:
Decrease in restricted cash	227,536	257,459
Proceeds from sale of property, equipment and land	170,378	360,106
Purchase of property and equipment	(719,451)	(241,023)

Net cash provided by (used in) investing activities	(321,537)	376,542

Cash flows from financing activities:
Proceeds from issuance of common stock	83,351	—
Proceeds from notes payable	—	112,500
Repayment of notes payable	(1,358,773)	(993,552)
Repayment of capital lease obligations	(138,692)	(242,109)

Net cash used in financing activities	(1,414,114)	(1,123,161)

Net increase in cash and cash equivalents	3,166,848	948,054
Cash and cash equivalents at beginning of period	10,164,218	4,738,388

Cash and cash equivalents at end of period	$13,331,066	$5,686,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by Operating activities:
Net Income	$252,495	$436,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,064,064	679,190
Loss on sale of property, equipment and land	24,299	3,389
Deferred taxes, net	142,229	261,998
Allowance for doubtful accounts	58,774	88,874
Inventory allowance	—	193,104

Changes in operating assets and liabilities:
Accounts receivable	2,453,579	(3,099,832)
Prepaid expenses and other	279,831	219,207
Inventory	(422,994)	38,430
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,000,782)	(289,588)
Refundable deposits	(41,235)	(100,000)
Claims receivable	—	4,101,898
Accounts payable	2,095,780	(1,377,747)
Accrued liabilities	(612,131)	(529,549)
Billings in excess of costs and estimated earnings on uncompleted contracts	608,590	1,068,636

Net cash provided by operating activities	$4,902,499	$1,694,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

     Presentation of Interim Information:

          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2005 and the results of our operations and cash flows for the periods presented. The December 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     Nature of Corporation:

          Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“Construction services segment”) and Ready Mix, Inc. (“RMI”) (“Construction materials segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in the states of Nevada, Arizona and Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas, NV and Phoenix, AZ metropolitan areas.

     Liquidity:

          The Company had income from operations for the three months ended March 31, 2005 and 2004 of $252,495 and $436,663 and has provided cash from operating activities of $4,902,499 and $1,694,673 for the three months ended March 31, 2005 and 2004.

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

     Claims Receivable:

          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2005, the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of that sum, the Company’s portion was $10,548,878 and the balance of $8,287,101 pertains to a prime contractor or subcontractors’ claims.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

     Claims Receivable (Continued):

          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claims receivable as of March 31, 2005 to offset a portion of costs incurred to-date on the claims.

          The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome, correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.

          Although the Company believes that the claims receivable amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080, will decrease earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in increased income.

          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of March 31, 2005. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.

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

          All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the three months ended March 31, 2005 and 2004. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts presented on the next page:

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Use of Estimates (Continued):

     Stock Option Expense (Continued):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$252,495	$436,663
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,616)	(49,688)

Pro forma net income	$229,879	$386,975

Basic net income per common share
As Reported	$0.07	$0.12
Pro forma	0.06	0.11

Diluted net income per common share
As Reported	$0.06	$0.12
Pro forma	0.06	0.10

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

2. Notes Payable:

     Notes payable consists of the following:

	March 31,	December 31,
	2005	2004
Balance of notes payable outstanding from year end	$13,199,500	$16,016,204

Notes payable, 5.90% interest rate with combined monthly payments of $7,440, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	377,748	—

Note payable, 6.71% interest rate with monthly payments of $35,554, due March 10, 2009, collateralized by equipment	1,465,924	—

	15,043,172	16,016,204
Less: current portion	(5,161,044)	(5,212,187)

	$9,882,128	$10,804,017

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Notes Payable (Continued):

          Following are maturities of the above long-term debt for each of the next five years:

2006	$5,161,044
2007	3,977,360
2008	3,139,051
2009	1,089,341
2010	1,676,376

$15,043,172

3. Commitments:

          During the quarter ended March 31, 2005, the Company leased various pieces of equipment and vehicles, with a combined monthly payment of $48,679. Minimum future rental payments under the non-cancelable operating leases as of March 31, 2005 and for each of the next five years are:

2006	$584,149
2007	584,149
2008	582,802
2009	530,550
2010	396,933

$2,678,583

          During the quarter ended March 31, 2005, the Company entered into three-year employment agreements with each of two of its key officers that provide for an annual salary and various other benefits and incentives. As of March 31, 2005 the total commitments, excluding benefits and incentives, amount to $671,500.

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2005.

          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Statement of Cash Flows:

Non-Cash Investing and Financing Activities:

          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

          During the three months ended March 31, 2005 and 2004, the Company financed the purchase of equipment in the amount of $385,741 and $575,180, respectively.

          During the three months ended March 31, 2005, the Company refinanced a note payable in the amount of $1,489,570.

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

          The following proceedings represent matters that may be material and have been referred to legal counsel for further action:

Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:

(1)	Two contracts with the New Mexico State Highway and Transportation Department — The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages.

(2)	Clark County Public Works, Clark County, Nevada — A final ruling on November 1, 2004, by the three-member arbitration panel awarded MVCI approximately $5,540,000 of which $2,100,000 is due MVCI and the balance of $3,440,000 is due a subcontractor. The approximate total value of the claims ruled on above was $6,833,197 of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works has filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. The County’s motion was heard on May 9, 2005, but as yet, no decision has been given. In 2004 the three-member arbitration panel made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the district court and on February 7, 2005, MVCI filed an appeal to the Supreme Court of the State of Nevada. The primary issues, related to the claim filed against Clark County Public Works, were changed conditions, constructive changes, contract modifications and associated delay costs.

          The combined total of all outstanding claims as of March 31, 2005 is $18,835,979. MVCI’s portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $3,521,080 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.

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

          Although the Company believes that the claims receivable amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080, will decrease earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in increased income.

          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

Lawsuits Filed Against Meadow Valley Contractors, Inc.

(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV — ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. The Company terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. At that time, all remaining matters between MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico — JDCC was the prime contractor and MVCI was a subcontractor to JDCC on one of the two contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leases the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contract with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the one contract for which JDCC was the prime contractor had been furnished by the Company’s surety companies. MVCI indemnified the surety companies against losses and claims on the one contract. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003 for mutual consideration, J&D and MVCI entered into a settlement agreement whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Litigation and Claim Matters (Continued):

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	MVCI has been named in two civil actions filed in Nevada District Court, Clark County, Nevada as a result of a fatal traffic accident involving one of its trucks. The first complaint, Case No. A485620, was filed on April 14, 2004 and is a civil action titled Shotzie Thomas, individually and as Administratrix of the Estate of Emberly Thomas, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas and Does I-X and Roes I-X. The second complaint, Case No. A490720, was filed August 19, 2004 and is a civil action titled Arthur M. Hoolmalu, individually and as Special Administrator of the Estate of Tulare M. Adams, deceased, and Sandra K. Adams and Michael Adams, dependent parents, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas, American Family Insurance Company and Does I-X and Roes I-X. The complaint seeks damages from MVCI for losses suffered by the plaintiffs as a result of the accident. In March 2005, the estate of Emberly Thomas settled for an undisclosed amount which was paid by the Company’s insurance company. The Company intends to vigorously defend this remaining action, but since the remaining complaint seeks damages in excess of our insurance coverage, there can be no assurance that a judgment, if any, against us will be within our insurance coverage.

6. Earnings per Share:

          The Company’s basic net income per share at March 31, 2005 and December 31, 2004, were computed by dividing net income for the period by 3,604,555 and 3,601,250, respectively, the basic weighted average number of common shares outstanding during the period.

          The Company’s diluted net income per common share at March 31, 2005 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 724,973 shares at a range of $1.46 to $4.56. Options to purchase 275,025 shares at a range of $5.310 to $6.25 per share were outstanding during 2004, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.

          The Company’s diluted net income per common share at December 31, 2004 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 588,300 shares at a range of $1.46 to $3.88. Options to purchase 453,525 shares at a range of $4.00 to $6.25 per share were outstanding during 2004, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.

7. Subsequent Events:

          During April 2005, the Company leased 4 additional mixer trucks, with a combined monthly payment of $9,032. The operating leases expire in March 2010. The Company also leased a piece of equipment, with a monthly payment of $8,678. The operating lease expires in March 2010.

          During April 2005, the Company renewed an office lease agreement, with a new monthly payment of $7,990. The lease expires April 30, 2006.

          In May 2005, the Company financed the purchase of a piece of equipment in the amount of $199,366. The note payable obligation has an interest rate of 7.25% with a monthly principal payment of $4,153 plus interest and is due May 4, 2009.

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

	Three Months Ended March 31,
	2005		2004
	Construction		Construction
(dollars in thousands)	Services	Materials	Services	Materials
Gross revenue	$25,947	$14,331	$25,578	$13,594
Intercompany revenue	—	(352)	—	(3)
Cost of revenue	25,083	13,249	24,466	12,242
Interest income	203	6	9	3
Interest expense	(55)	(68)	45	39
Intercompany interest income (expense)	31	(31)	—	—
Depreciation and amortization	497	567	359	320
Income (loss) before taxes	84	311	(23)	722
Income tax benefit (expense)	(30)	(112)	9	(271)
Net income (loss)	54	199	(14)	451
Total assets	43,760	22,341	38,000	15,869

          There are no differences in accounting principals between the segments. All centrally incurred costs are allocated to the construction services segment. Beginning in 2005, a management fee is allocated to the materials segment in the amount of $22,000 per month. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Disclosure

          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Meadow Valley Corporation that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Meadow Valley’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Annual Report on Form 10-K under the section entitled “Quantitative and Qualitative Disclosures about Market Risk”. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Meadow Valley Corporation undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

General

          The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

          Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

          Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. We begin to recognize revenue on our contracts when we first incur direct costs. Contracts often involve work periods in excess of one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revisions become known. Losses on contracts, if any, are provided for in total when determined, regardless of the percent complete.

          In general, labor, equipment and disposable materials tend to be the types of costs with the greatest uncertainty, and, therefore, have the greatest risk of variation from budgeted costs. Permanent materials and subcontract costs tend to be more predictable and, to a greater degree, can be fixed for the duration of the contract, thus have less risk of variation from the original estimate. In recent months, however, nearly the entire United States construction industry has been impacted by materials shortages and rising costs of key commodities such as steel, cement and petroleum-based products. To date we have managed to avoid material deterioration of profit margins due to untimely delivery of important construction materials or from rapidly rising costs of the same, but have not escaped constrained revenue from the construction materials segment caused by cement powder allocations or from minor cost overruns due to rising costs of raw materials in our construction services segment. A significant and unforeseen rise in the cost of crude oil could negatively impact our performance. Likewise, prolonged shortages of raw materials could delay progress on projects, cause cost overruns and potentially erode profit margins.

Overview

          Our performance this quarter was diminished by extremely abnormal heavy precipitation in Las Vegas and throughout Arizona. The weather slowed materials sales, delayed construction and caused unexpected costs to protect our work and to perform rework. In general, construction was only delayed, not cancelled, and indications are that future months may more than make up for our slow start this year.

          Despite the weather impacts, this year’s first quarter net income was better than last year’s after factoring out the $1.7 million pre-tax gain from the settlement of three New Mexico claims. The construction services segment posted a slight increase in revenue, but more importantly, returned to profitability. The materials segment revenue grew 3%, due to increased average sales prices that helped overcome a 10% decrease in units sold. We are on schedule with the construction of the third materials production facility in the southwest Las Vegas area which we anticipate will begin production in the third quarter of 2005.

          Our contract backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $81.6 million at March 31, 2005, compared to approximately $53.9 million at March 31, 2004. At March 31, 2005, our backlog includes approximately $75.0 million of work that is scheduled for completion during 2005.

Critical Accounting Policies, Estimates and Judgments

          Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the inventory allowance. The revenue recognition and cost estimation accounting method is applied by our construction services segment to heavy construction projects executed under multi-year contracts with various customers.

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

          We are also required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2005 and December 31, 2004 amounted to $666,451 and $607,677, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding.

          In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At March 31, 2005 and December 31, 2004, inventories of $1,294,106 and $871,112, are each net of reserves of $286,822. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions.

          As discussed elsewhere in this filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to change in circumstances.

Results of Operations

          The following table sets forth, for the three months ended March 31, 2005 and 2004, certain items derived from the Company’s condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended
	March 31,
	2005	2004
Revenue	100.0%	100.0%
Gross profit	4.9%	6.3%
General and administrative expenses	4.1%	4.3%
Interest income	0.4%	0.0%
Interest expense	-0.2%	-0.2%
Other income	0.0%	0.0%
Income before income taxes	1.0%	1.8%
Income tax expense	-0.4%	-0.7%
Net income	0.6%	1.1%

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

          Revenue and Backlog. Consolidated revenue for the three months ended March 31, 2005, which we refer to as interim 2005, was $39.9 million compared to $39.2 million for the three months ended March 31, 2004, which we refer to as interim 2004. The increase in revenue was the result of a $.4 million increase in revenue from the construction materials segment, complemented by a $.3 million increase in revenue from the construction services segment. The increase in the construction materials segment was due primarily to an increase in the average unit sales price. The sales price increased by approximately 18.2% in interim 2005 from interim 2004; while the volume decreased approximately 10.0% in interim 2005 from interim 2004. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in the first quarter was primarily due to wet weather conditions during January and February. The construction services segment revenue was impacted less by the amount of the beginning backlog and more so by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2005.

          Gross Profit. Consolidated gross profit decreased to $1.9 million for interim 2005 from $2.5 million for interim 2004 and consolidated gross margin, as a percent of revenue, decreased to 4.9% in interim 2005 from 6.3% in interim 2004. Gross profit from construction services decreased to $.9 million in interim 2005 when compared to $1.1 million at interim 2004 and the gross profit margin decreased to 3.3% from 4.3% in the respective periods. The decrease in the gross profit margin during the first quarter was due to maintenance costs on equipment and legal fees related to the Clark County and New Mexico hearings, as well as the benefit that interim 2004 received from the approximate $1.7 million gain on the settlement of three claims in New Mexico. Gross profit margins are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2005 may not be indicative of the annual gross profit margin. Gross profit from construction materials decreased to $1.1 million in interim 2005 from $1.4 million in interim 2004 and the gross profit margin decreased to 7.7% from 10.0% in the respective periods. The decrease in the gross profit margin in the construction materials segment during interim 2005 was primarily due to wet weather conditions during January and February which reduced the number of days available to sell ready mix concrete. Although our average unit sales price had increased, our fixed costs, which were consistent with the prior period, were disbursed over a smaller volume of sales reducing our gross profit margin.

          General and Administrative Expenses. General and administrative expenses remained relatively flat at $1.7 million for interim 2005 when compared to interim 2004.

          Interest Income, Expense and Other Income (Expense). Interest income for interim 2005 increased to $.18 million from $.01 million for interim 2004 resulting from a court order placed upon a subcontractor to reimburse us for costs incurred to complete their obligations, interest and legal fees. Interest expense for interim 2005 increased to $.09 million compared to $.08 million for interim 2004, due primarily to the increase in the variable interest rate on the Company’s debt when compared to interim 2004. The increase in other income (expense) was a result of the above mention court ordered repayment of legal fees.

          Income taxes. The income tax provision for interim 2005 was $.1 million compared to an income tax provision of $.3 million for interim 2004 due to a decrease in pre-tax income in interim 2005 when compared to interim 2004.

          Net Income. Net income was $.3 million for interim 2005 as compared to a net income of $.4 million for interim 2004. The decrease in net income was the result of the reduction in gross profit, as discussed above, offset by a net increase in other income (expense).

Liquidity and Capital Resources

          Our primary need for capital continues to be the expansion of our construction materials segment. As we expand our business we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations.

          We are continuing our investigation into alternative sites in the Southwest Phoenix metropolitan area to eventually locate a third ready mix facility. Construction of a ready mix production facility, as part of our expansion plan in the southwest Las Vegas metropolitan area, is currently on schedule and is anticipated to bring operations in the third quarter 2005.

          Historically, our primary source of cash has been from operations and various financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the coming twelve months.

          The following table sets forth for the three months ended March 31, 2005 and 2004, certain items from the condensed consolidated statements of cash flows.

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows provided by operating activities	$4,902,499	$1,694,673
Cash flows provided by (used in) investing	(321,537)	376,542
activities Cash flows used in financing activities	(1,414,114)	(1,123,161)

          Cash provided by operating activities during interim 2005 of $4.9 million represents a $3.2 million increase from the amount provided by operating activities during interim 2004. The change was primarily due to the increased collection of our accounts receivable in the amount of $5.5 million and our ability to effectively control accounts payable disbursements in the amount of $3.5 million when compared to the prior year, offset by the reduction of the claim receivable collected during interim 2004 in the amount of $4.1 million and a decrease in the cash in flow as it relates to our contracts in progress in the amount of $1.2 million when compared to the prior year.

          Cash used in investing activities during interim 2005 of $.3 million represents a $.7 million decrease from the amount provided by investing activates during interim 2004. Investing activities during interim 2005 was due primarily to capital expenditures of $.7 million, offset by cash received from the disposal of assets of $.2 million and a reduction of $.2 million in restricted cash. Investing activities during interim 2004 included cash received from the disposal of assets of $.4 million and a reduction of $.3 million in restricted cash, offset by capital expenditures of $.3 million.

          Cash used in financing activities during interim 2005 of $1.4 million represents a $.3 million increase from the amount used in financing activities during interim 2004. Financing activities during interim 2005 included the repayment of notes payable and capital lease obligations of $1.5 million, offset by the cash received from the issuance of common stock on exercised options of $.1 million. Financing activities during interim 2004 included the repayment of notes payable and capital lease obligations of $1.2 million, offset by the receipt of $.1 million in loan proceeds.

Website Access

          Our website address is www.meadowvalley.com. On our website we make available, free of charge, our annual report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to Beneficial Ownership of Securities, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. In addition, we have a copy of our code of ethics on the website. The information on our website is not incorporated into, and is not part of, this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          There was no significant change in our exposure to market risk during the three months ended March 31, 2005.

Item 4. Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          For information about litigation involving us, see note 5 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

     Exhibits:

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

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2005.

MEADOW VALLEY CORPORATION
(Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer

By	/s/ Clint Tryon

Clint Tryon
Principal Accounting Officer