Form 10-Q
period 2005-06-30
MEADOW VALLEY CORP
filed 2005-08-10
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File No 0-25428
MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0328443
(State or other Jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
4411 South 40th Street, Suite D-11
Phoenix, Arizona 85040
(602) 437-5400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares outstanding of each of the registrant’s classes of common stock as of August 8, 2005:
Common Stock, $.001 par value
3,683,130 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,297,657	$10,164,218
Restricted cash	1,560,751	1,268,449
Accounts receivable, net	26,935,297	22,163,719
Prepaid expenses and other	2,236,771	2,818,395
Inventory, net	961,147	871,112
Costs and estimated earnings in excess of billings on uncompleted contracts	1,793,978	449,358
Deferred tax asset	894,201	1,597,627

Total Current Assets	39,679,802	39,332,878
Property and equipment, net	21,614,623	21,541,946
Refundable deposits	56,228	21,780
Mineral rights and pit development, net	263,122	252,044
Claims receivable	3,521,080	3,521,080
Other receivables	115,000	115,000

Total Assets	$65,249,855	$64,784,728

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$18,526,441	$19,711,571
Accrued liabilities	4,699,148	4,907,554
Notes payable	4,911,702	5,212,187
Obligations under capital leases	530,259	531,746
Billings in excess of costs and estimated earnings on uncompleted contracts	9,993,535	7,219,762

Total Current Liabilities	38,661,085	37,582,820
Notes payable, less current portion	9,063,221	10,804,017
Obligations under capital leases, less current portion	712,598	981,799
Deferred tax liability	3,243,268	3,243,268

Total Liabilities	51,680,172	52,611,904

Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,665,697 and 3,601,250 issued and outstanding	3,666	3,601
Additional paid-in capital	11,090,184	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	3,274,980	2,024,801

Total Stockholders’ Equity	13,569,683	12,172,824

Total Liabilities and Stockholders’ Equity	$65,249,855	$64,784,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Revenue:
Construction services	$62,059,325	$54,435,737
Construction materials	31,309,690	28,441,115

Total revenue	93,369,015	82,876,852

Cost of revenue:
Construction services	59,625,931	53,223,454
Construction materials	28,158,422	25,586,901

Total cost of revenue	87,784,353	78,810,355

Gross profit	5,584,662	4,066,497

General and administrative expenses	3,812,024	3,092,056

Income from operations	1,772,638	974,441

Other income (expense):
Interest income	236,962	45,979
Interest expense	(183,628)	(195,314)
Other income (expense)	127,433	(66,564)

	180,767	(215,899)

Income before income taxes	1,953,405	758,542

Income tax expense	(703,226)	(283,442)

Net income	$1,250,179	$475,100

Basic net income per common share	$0.34	$0.13

Diluted net income per common share	$0.31	$0.13

Basic weighted average common shares outstanding	3,629,028	3,601,250

Diluted weighted average common shares outstanding	4,000,210	3,739,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenue:
Construction services	$36,112,492	$28,858,151
Construction materials	17,330,510	14,849,968

Total revenue	53,443,002	43,708,119

Cost of revenue:
Construction services	34,543,158	28,757,428
Construction materials	15,261,292	13,348,169

Total cost of revenue	49,804,450	42,105,597

Gross profit	3,638,552	1,602,522

General and administrative expenses	2,156,410	1,419,537

Income from operations	1,482,142	182,985

Other income (expense):
Interest income	59,199	34,032
Interest expense	(91,832)	(111,028)
Other income (expense)	109,373	(46,108)

	76,740	(123,104)

Income before income taxes	1,558,882	59,881

Income tax expense	(561,198)	(21,444)

Net income	$997,684	$38,437

Basic net income per common share	$0.27	$0.01

Diluted net income per common share	$0.25	$0.01

Basic weighted average common shares outstanding	3,653,501	3,601,250

Diluted weighted average common shares outstanding	4,040,282	3,742,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2005
(Unaudited)

	Common Stock
	Number of
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2005	3,601,250	$3,601	$10,943,569	$(799,147)	$2,024,801

Common stock issued on exercise of options	64,447	65	146,615

Net income for the six months ended June 30, 2005					1,250,179

Balance at June 30, 2005	3,665,697	$3,666	$11,090,184	$(799,147)	$3,274,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$90,071,024	$86,496,611
Cash paid to suppliers and employees	(90,277,031)	(81,762,258)
Interest received	236,962	45,979
Interest paid	(183,628)	(195,314)
Income taxes received	200	824

Net cash provided by (used in) operating activities	(152,473)	4,585,842

Cash flows from investing activities:
Decrease (increase) in restricted cash	(292,302)	66,201
Proceeds from sale of property and equipment	219,902	565,387
Increase in mineral rights and pit development	(39,612)	—
Purchase of property and equipment	(1,655,675)	(1,895,429)

Net cash used in investing activities	(1,767,687)	(1,263,841)

Cash flows from financing activities:

Proceeds from the issuance of common stock	146,680	—
Proceeds from notes payable	—	181,070
Repayment of notes payable	(2,822,393)	(2,075,587)
Repayment of capital lease obligations	(270,688)	(480,614)

Net cash used in financing activities	(2,946,401)	(2,375,131)

Net increase (decrease) in cash and cash equivalents	(4,866,561)	946,870

Cash and cash equivalents at beginning of period	10,164,218	4,738,388

Cash and cash equivalents at end of period	$5,297,657	$5,685,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,250,179	$475,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,153,827	1,421,263
Loss on sale of property and equipment	18,915	22,204
Deferred taxes, net	703,426	284,266
Allowance for doubtful accounts	101,914	(187,020)
Inventory allowance	—	193,104

Changes in operating assets and liabilities:
Accounts receivable	(4,873,492)	(969,620)
Prepaid expenses and other	581,624	504,280
Inventory	(90,035)	149,363
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,344,620)	187,520
Refundable deposits	(34,448)	(18,393)
Claims receivable	—	4,101,898
Accounts payable	(1,185,130)	(1,607,152)
Accrued liabilities	(208,406)	(315,292)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,773,773	344,321

Net cash provided by (used in) operating activities	$(152,473)	$4,585,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2005 and the results of our operations and cash flows for the periods presented. The December 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
          Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“Construction services segment”) and Ready Mix, Inc. (“RMI”) (“Construction materials segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in the states of Nevada, Arizona and Utah. RMI manufactures and distributes ready-mix concrete in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas.
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
     Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2005, the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of that sum, the Company’s portion was $10,548,878 and the balance of $8,287,101 pertains to a prime contractor or subcontractors’ claims.
          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claims receivable as of June 30, 2005 to offset a portion of costs incurred to date on the claims.

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
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of June 30, 2005. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.
          The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.
     Stock Option Expense:
          In November 1994, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company has reserved 1,200,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the day of grant.
          All stock options issued have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the six months ended June 30, 2005 and 2004. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts presented below:

	Six Months Ended
	June 30,
	2005	2004
Net income, as reported	$1,250,179	$475,100
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(27,623)	(49,688)

Pro forma net income	$1,222,556	$425,412

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock Option Expense (Continued):

	Six Months Ended
	June 30,
	2005	2004
Basic net income per common share
As reported	$0.34	$0.13
Pro forma	0.34	0.12

Diluted net income per common share
As reported	$0.31	$0.13
Pro forma	0.31	0.11
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
     Recent Accounting Pronouncements:
          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.
          In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance in the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material affect on the Company’s financial position or results of operations.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principal and changes the requirements for accounting for and reporting a change in accounting principal. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on the Company’s financial position or results of operations.
2. Notes Payable:
          Notes payable consists of the following:

	June 30,	December 31,
	2005	2004
Balance of notes payable outstanding from year end	$11,843,549	$16,016,204

Notes payable, 5.90% interest rate with combined monthly payments of $7,440, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	360,918	—

Note payable, 6.71% interest rate with monthly payments of $35,554, due March 10, 2009, collateralized by equipment	1,383,392	—

Notes payable, interest rates ranging from 7.11% to 7.25% with combined monthly payments of $8,237, due dates ranging from May 4, 2009 to June 15, 2009, collateralized by equipment	387,064	—

	13,974,923	16,016,204
Less: current portion	(4,911,702)	(5,212,187)

	$9,063,221	$10,804,017

          Following are maturities of the long-term debt for each of the next five years:

2006	$4,911,702
2007	3,980,449
2008	2,567,322
2009	1,660,524
2010	854,926

$13,974,923

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Commitments:
          During the six months ended June 30, 2005, the Company leased various pieces of equipment and vehicles with a combined monthly payment of $74,379. Minimum future rental payments under the non-cancelable operating leases as of June 30, 2005 and for each of the next five years are:

2006	$876,569
2007	796,669
2008	788,587
2009	718,114
2010	433,044

$3,612,983

          During the six months ended June 30, 2005, the Company entered into three-year employment agreements with each of two of its key employees that provide for an annual salary and various other benefits and incentives. As of June 30, 2005 the total commitments, excluding benefits and incentives, amount to $612,250.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2005.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.
4. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilites, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the six months ended June 30, 2005 and 2004, the Company financed the purchase of equipment and property in the amounts of $781,113 and $3,831,601, respectively.
          During the six months ended June 30, 2005, the Company refinanced a note payable in the amount of $1,489,570.

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
          The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. A trial date has been set for summer of 2006.

(2)	Clark County Public Works, Clark County, Nevada – A final ruling on November 1, 2004, by the three-member arbitration panel awarded MVCI approximately $5,540,000 of which $2,100,000 is due MVCI and the balance of $3,440,000 is due a subcontractor. The approximate total value of the claims ruled on above was $6,833,197 of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works has filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. The County’s motion was heard on May 9, 2005 and was denied by the District Court, but has now been appealed to the Nevada Supreme Court. In 2004 the three-member arbitration panel made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005, MVCI filed an appeal to the Supreme Court of the State of Nevada. The primary issues, related to the claim filed against Clark County Public Works, were changed conditions, constructive changes, contract modifications and associated delay costs.
          The combined total of all outstanding claims as of June 30, 2005 is $18,835,979. MVCI’s portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $3,521,080 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
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
Lawsuits Filed Against Meadow Valley Contractors, Inc.
(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. The Company terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. As a result of the decisions referenced above, binding arbitration has been scheduled for February and April of 2006. At that time, all remaining matters between MVCI and ICS will be heard before a three-person binding arbitration panel.

(2)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on one of the two contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leased the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contract with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the one contract for which JDCC was the prime contractor had been furnished by the Company’s surety companies. MVCI indemnified the surety companies against losses and claims on the one contract. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003 for mutual consideration, J&D and MVCI entered into a settlement agreement whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Litigation and Claim Matters (Continued):
(4)	MVCI has been named in two civil actions filed in Nevada District Court, Clark County, Nevada as a result of a fatal traffic accident involving one of its trucks. The first complaint, Case No. A485620, was filed on April 14, 2004 and is a civil action titled Shotzie Thomas, individually and as Administratrix of the Estate of Emberly Thomas, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas and Does I-X and Roes I-X. The second complaint, Case No. A490720, was filed August 19, 2004 and is a civil action titled Arthur M. Hoolmalu, individually and as Special Administrator of the Estate of Tulare M. Adams, deceased, and Sandra K. Adams and Michael Adams, dependent parents, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas, American Family Insurance Company and Does I-X and Roes I-X. The complaint seeks damages from MVCI for losses suffered by the plaintiffs as a result of the accident. In March 2005, the estate of Emberly Thomas settled for an undisclosed amount which was paid by the Company’s insurance company. The Company intends to vigorously defend this remaining action. Since the remaining complaint seeks an amount to be determined, the Company can not estimate the range of a potential loss. There can be no assurance that a judgment, if any, against us will be within our insurance coverage.
6. Earnings per Share:
          The Company’s basic net income per share for the six months ended June 30, 2005 and 2004 were computed by dividing net income for the period by 3,629,028 and 3,601,250, respectively, the basic weighted average number of common shares outstanding during the period.
          The Company’s diluted net income per common share for the six months ended June 30, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 776,214 shares at a range of $1.46 to $5.41. Options to purchase 191,025 shares at a range of $5.875 to $6.25 per share were outstanding during 2005, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.
          The Company’s diluted net income per common share for the six months ended June 30, 2004 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 369,000 shares at a price of $1.46. Options to purchase 699,875 shares at a range of $2.44 to $6.25 per share were outstanding during 2004, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.
7. Subsequent Events:
          During July 2005, the Company was the successful bidder on contracts valued at approximately $5.5 million that should be awarded during August 2005 at which time the contract value will be added to backlog.
          During July 2005, the Company purchased rights to a material purchase contract and mining water rights in the northwest Las Vegas area in the amount of $2,250,000 and financed $1,800,000 with a note payable obligation. The note payable obligation has an interest rate of prime plus one and one-half percent with a monthly principal payment of $21,429 plus interest and is due July 29, 2012.
          During July 2005, the Company leased a piece of equipment, with a monthly payment of $12,800 for seven lease payments, after which the periodic payment is reduced to $5,390. The operating lease expires in June 2008.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Segment Information:
          The Company manages and operates two segments — construction services and construction materials. The construction services segment provides construction services to a broad range of public and some private customers primarily in the western states of Arizona, Nevada and Utah. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready-mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of two locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity.

	Six Months Ended June 30,
(dollars in thousands)	2005		2004
	Construction		Construction
	Services	Materials	Services	Materials
Gross revenue	$62,059	$31,817	$54,436	$28,451
Intercompany revenue	—	(507)	—	(10)
Cost of revenue	59,625	28,666	53,223	25,597
Interest income	277	14	22	24
Interest expense	(107)	(131)	(100)	(95)
Intercompany interest income (expense)	54	(54)	—	—
Depreciation and amortization	1,002	1,151	748	673
Income (loss) before taxes	488	1,465	(797)	1,555
Income tax benefit (expense)	(176)	(527)	300	(583)
Net income (loss)	313	937	(497)	972
Total assets	42,639	22,611	36,277	18,934
          There are no differences in accounting principals between the segments. All centrally incurred costs are allocated to the construction services segment. Beginning in 2005, a management fee is allocated to the materials segment in the amount of $22,000 per month. Inter-company revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

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
Overview
          The second quarter experienced a significant rebound from the weather-impacted first quarter. Both revenue and profit improved substantially from last quarter and from the same period in the prior fiscal year. Much of the improvement stems from not having any significant weather impacts during the quarter, but also from a carry-forward of work into the second quarter that had previously been delayed.
          Our operating results also benefited from having achieved improvements in both of our segments, each of which experienced increased revenue and increased profits. It is also noteworthy that in August 2005 we achieved substantial completion of the troublesome Gooseberry project in central Utah. We expect to finish minor punch-list items and leave the project entirely in August. Although the physical work will be completed, there are a number of contractual items that will still need to be resolved with the owner. We continue to believe that we have adequately reserved for losses on this project and that it will not have any negative impact on any future periods. The construction materials segment continues to benefit from strong demand in its markets even while coping with occasional scarcity of cement. We remain on schedule with the construction of the third materials production facility in the southwest Las Vegas area which we anticipate will begin production in the third quarter of 2005 and have also successfully acquired a location for a future facility in the northwest Las Vegas area.
          Construction services contract backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $62.5 million at June 30, 2005, compared to approximately $67.5 million at June 30, 2004. At June 30, 2005, our backlog includes approximately $50.0 million of work that is scheduled for completion during 2005.
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
          The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our financial statements. A number of internal and external factors affect our percentage-of-completion estimates, including labor rates and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our financial statements.
          We are also required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2005 and December 31, 2004 amounted to $709,591 and $607,677, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding.
          In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At June 30, 2005 and December 31, 2004, inventories of $961,147 and $871,112, are each net of reserves of $286,822. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions.
          As discussed elsewhere in this filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to change in circumstances.

Results of Operations
          The following table sets forth, for the six months and three months ended June 30, 2005 and 2004, certain items derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	6.0%	4.9%	6.8%	3.7%
General and administrative expenses	4.1%	3.7%	4.0%	3.3%
Interest income	0.3%	0.0%	0.1%	0.1%
Interest expense	-0.2%	-0.2%	-0.2%	-0.3%
Income before income taxes	2.1%	0.9%	2.9%	0.1%
Income tax expense	-0.8%	-0.3%	-1.0%	0.0%
Net income	1.3%	0.6%	1.9%	0.1%
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
          Revenue and Backlog. Consolidated revenue for the six months ended June 30, 2005 (“interim 2005”) was $93.4 million compared to $82.9 million for the six months ended June 30, 2004 (“interim 2004”). The increase in revenue was the result of a $7.6 million increase in revenue from the construction services segment, complemented by a $2.9 million increase in revenue from the construction materials segment. The increase in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of interim 2005 and impacted less by the amount of the beginning backlog. The increase in the construction materials segment was a result of an average unit sales price increase of 18.8% in interim 2005 from interim 2004; while the volume, sale of cubic yards of concrete, which we referred to as “units”, decreased approximately 6.0% in interim 2005 from interim 2004. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in the six months ended June 30, 2005 was primarily due to wet weather conditions during January and February.
          Gross Profit. Consolidated gross profit increased to $5.6 million for interim 2005 from $4.1 million for interim 2004 and consolidated gross margin, as a percent of revenue, increased to 6.0% in interim 2005 from 4.9% in interim 2004. Gross profit from construction materials increased to $3.2 million in interim 2005 from $2.9 million in interim 2004 and the gross profit margin increased to 10.1% from 10.0% in the respective periods. The increase in the gross profit margin in the construction materials segment during interim 2005 was the result of an increase in the average unit sales price, reduced slightly by a lower volume of unit sales when compared to interim 2004. Gross profit from construction services increased to $2.4 million in interim 2005 compared to $1.2 million in interim 2004 and the gross profit margin increased to 3.9% from 2.2% in the respective periods. The increase in the gross profit margin during the interim 2005 when compared to interim 2004 was primarily the result of having no additional losses to recognize on the Gooseberry project, whereas in interim 2004 we had recognized additional losses of approximately $1.2 million during interim 2004. Gross profit margins are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2005 may not be indicative of the annual gross profit margin.
          General and Administrative Expenses. General and administrative expenses increased to $3.8 million for interim 2005 from $3.1 million for interim 2004. The increase in the general and administrative expenses was the result of an increase of $.5 million in employee compensation expense, an increase of $.1 million in legal expense, an increase $.1 million in public company reporting and accounting expenses and an increase of $.1 million in our marketing and customer relations expense, offset by a decrease of $.1 million in bad debt expense.

          Interest Income and Expense. Interest income for interim 2005 increased to $.24 million from $.05 million for interim 2004 resulting from a court order placed upon a subcontractor to pay interest, in addition to reimbursing us for costs incurred to complete their obligations and legal fees. Interest expense for interim 2005 decreased to $.18 million compared to $.2 million for interim 2004, due primarily to the repayment of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue. The increase in other income (expense) was a result of the above mentioned court order placed upon a subcontract to reimburse us for legal fees associated with the collection of costs to complete their obligations.
          Income Taxes. The increase in the income tax provision for interim 2005 to $.7 million compared to an income tax provision of $.3 million for interim 2004 was due to an increase in the pre-tax income during interim 2005. The difference between the amount of the tax provision and the actual cash outlay is due to the net operating loss carry-forward.
          Net Income. Net income was $1.25 million in interim 2005 as compared to a net income of $.48 million for interim 2004.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
          Revenue and Backlog. Consolidated revenue for the three months ended June 30, 2005 (“2nd quarter 2005”) was $53.4 million compared to $43.7 million for the three months ended June 30, 2004 (“2nd quarter 2004”). The increase in revenue was the result of a $7.3 million increase in revenue from the construction services segment, complemented by a $2.5 million increase in revenue from the construction materials segment. The increase in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of interim 2005 and impacted less by the amount of the beginning backlog. The increase in the construction materials segment was due primarily to an increase of 19.3% in the average unit sales price, offset by a decrease of 1.5% in the volume of units sold in 2nd quarter 2005 from 2nd quarter 2004.
          Gross Profit. Consolidated gross profit increased to $3.6 million for 2nd quarter 2005 from $1.6 million for 2nd quarter 2004 and consolidated gross margin, as a percent of revenue, increased to 6.8% in 2nd quarter 2005 from 3.7% in 2nd quarter 2004. Gross profit from construction services increased to $1.6 million in 2nd quarter 2005 compared to $.1 million in 2nd quarter 2004 and the gross profit margin increased to 4.3% from .3% in the respective periods. The increase in the gross profit margin during the 2nd quarter 2005 when compared to 2nd quarter 2004 was contributed to having no additional losses to recognize on the Gooseberry project, whereas in 2nd quarter 2004 we had recognized additional losses of approximately $1.2 million during the 2nd quarter 2004. Gross profit margins are affected by a variety of factors including quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in 2nd quarter 2005 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $2.1 million in 2nd quarter 2005 from $1.5 million in 2nd quarter 2004 and the gross profit margin increased to 11.9% from 10.1% in the respective periods. The increase in the gross profit margin in the construction materials segment during 2nd quarter 2005 is the result of the increase in the average unit sales price, while disbursement of our fixed costs, which were consistent with the prior period, over a similar volume of unit sales when compared to 2nd quarter 2004.
          General and Administrative Expenses. General and administrative expenses increased to $2.2 million for 2nd quarter 2005 from $1.4 million for 2nd quarter 2004. The increase in the general and administrative expenses was the result of an increase of $.6 million in employee compensation expense, an increase of $.1 million in legal expense and an increase of $.1 million in public company reporting and accounting expenses.
          Interest Income and Expense. Interest income for 2nd quarter 2005 increased to $.05 million from $.03 million for 2nd quarter 2004 resulting primarily from an increase in invested cash reserves. Interest expense for 2nd quarter 2005 decreased to $.09 million from $.11 million for 2nd quarter 2004 as a result of the reduction of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.

          Income Taxes. The increase in the income tax provision for 2nd quarter 2005 to $.6 million compared to an income tax provision of less than $.1 million for 2nd quarter 2004 was due to an increase in the pre-tax income during 2nd quarter 2005. The difference between the amount of the tax provision and the actual cash outlay is due to the net operating loss carry-forward.
          Net Income. Net income was $1.00 million in 2nd quarter 2005 as compared to a net income of $.04 million for 2nd quarter 2004.
Liquidity and Capital Resources
          Our primary need for capital continues to be the expansion of our construction materials segment. As we expand our business we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations.
          We are continuing our investigation into alternative sites in the Southwest Phoenix metropolitan area to eventually locate a third ready-mix facility. Construction of a ready-mix production facility, as part of our expansion plan in the southwest Las Vegas metropolitan area, is currently on schedule and is anticipated to begin operations in the third quarter 2005. We have also successfully acquired a location for a future raw material and production facility in the northwest Las Vegas area.
          Historically, our primary source of cash has been from operations and various financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the coming twelve months.
          The following table sets forth for the six months ended June 30, 2005 and 2004, certain items from the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30,
	2005	2004
Cash flows provided by (used in) operating activities	$(152,473)	$4,585,842
Cash flows used in investing activities	(1,767,687)	(1,263,841)
Cash flows used in financing activities	(2,946,401)	(2,375,131)
          Cash used in operating activities during interim 2005 of $.2 million represents a $4.8 million decrease from the amount provided by operating activities during interim 2004. The change was primarily due to the increase in our accounts receivable, as a result of our increased revenue during interim 2005, in the amount of $4.9 million compared to an increase of $1.0 million during interim 2004 and the reduction of the claim receivable collected during interim 2004 in the amount of $4.1 million, offset by an increase in the cash inflow as it relates to our contracts in progress in the amount of $1.4 million when compared to an increase of $.5 million during interim 2004, a depreciation and amortization of $2.2 million compared to $1.4 million during interim 2004 and improved net income of $1.3 million compared to $.5 million during interim 2004.
          Cash used in investing activities during interim 2005 of $1.8 million represents a $.6 million increase from the amount used in investing activates during interim 2004. Investing activities during interim 2005 was due primarily to capital expenditures of $1.7 million and an increase of $.3 million in restricted cash, offset by cash received from the disposal of assets of $.2 million. Investing activities during interim 2004 included cash expended for capital expenditures of $1.9 million, offset by cash received from the sale of property and equipment of $.5 million and a reduction of $.1 million in restricted cash.
          Cash used in financing activities during interim 2005 of $2.9 million represents a $.5 million increase from the amount used in financing activities during interim 2004. Financing activities during interim 2005 included the repayment of notes payable and capital lease obligations of $3.1 million, offset by the cash received from the issuance of common stock on exercised options of $.2 million. Financing activities during interim 2004 included the repayment of notes payable and capital lease obligations of $2.6 million, offset by the receipt of $.2 million in loan proceeds.

Recent Accounting Pronouncements
          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our financial position or results of operations.
          In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance in the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material affect on our financial position or results of operations.
          On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principal and changes the requirements for accounting for and reporting a change in accounting principal. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on our financial position or results of operations.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
          Reference is made to Meadow Valley Corporation’s most recently issued Annual Report and in particular the “Quantitative and Qualitative Disclosures about Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2005, there have been no material changes in the market risks described in Meadow Valley Corporation’s most recently issued Annual Report.

Item 4. Controls and Procedures
          As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. During the quarter, there have been no significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          For information about litigation involving us, see note 5 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Shareholders on June 14, 2005, nominees for Class B Directors as listed in the proxy statement, to hold office for a three year term, expiring 2008 or until election and qualification of their successors or until their resignation, death, disqualification or removal from office were elected by the holders of Common Stock with the following vote:

	Affirmative	Negative	Authority
Class B Directors	Votes	Votes	Withheld
Gary A. Agron	2,902,633	—	137,949
Earle C. May	2,916,418	—	124,164
          Proposal to ratify the selection of Semple and Cooper, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved by the holders of Common Stock with the following vote:

Affirmative	Negative	Authority
Votes	Votes	Withheld
3,037,982	600	2,000
          Proposal to approve the Company’s 2004 Equity Incentive Plan was approved by the holders of Common Stock with the following vote:

Affirmative	Negative	Authority
Votes	Votes	Withheld
872,137	520,391	2,000

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

Clint Tryon
Principal Accounting Officer, Secretary and Treasurer