Form 10-Q
period 2005-09-30
MEADOW VALLEY CORP
filed 2005-11-10
CIK 934749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Number of shares outstanding of each of the registrant’s classes of common stock as of November 7,
2005:
Common Stock, $.001 par value
4,031,969 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$25,822,825	$10,164,218
Restricted cash	1,870,344	1,268,449
Accounts receivable, net	23,751,685	22,163,719
Prepaid expenses and other	3,397,216	2,818,395
Inventory, net	835,035	871,112
Costs and estimated earnings in excess of billings on uncompleted contracts	2,095,085	449,358
Deferred tax asset, net	782,852	1,597,627

Total current assets	58,555,042	39,332,878
Property and equipment, net	24,283,331	21,541,946
Refundable deposits	155,502	21,780
Mineral rights and pit development, net	333,651	252,044
Claims receivable	3,521,080	3,521,080
Other receivables	115,000	115,000

Total assets	$86,963,606	$64,784,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$17,034,273	$19,711,571
Accrued liabilities	5,612,934	4,907,554
Notes payable	5,494,022	5,212,187
Obligations under capital leases	538,466	531,746
Billings in excess of costs and estimated earnings on uncompleted contracts	9,515,301	7,219,762

Total current liabilities	38,194,996	37,582,820
Notes payable, less current portion	10,273,228	10,804,017
Obligations under capital leases, less current portion	574,864	981,799
Deferred tax liability	3,243,268	3,243,268

Total liabilities	52,286,356	52,611,904

Commitments and contingencies
Minority interest in consolidated subsidiary	17,273,752	—

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,989,611 and 3,601,250 issued and outstanding	3,990	3,601
Additional paid-in capital	12,405,428	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	5,793,227	2,024,801

Total stockholders’ equity	17,403,498	12,172,824

Total liabilities and stockholders’ equity	$86,963,606	$64,784,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Construction services	$90,401,480	$80,320,938	$28,342,155	$25,885,201
Construction materials	50,051,011	44,659,716	18,741,321	16,218,601

Total revenue	140,452,491	124,980,654	47,083,476	42,103,802

Cost of revenue:
Construction services	85,868,712	80,194,016	26,242,781	26,970,562
Construction materials	44,456,056	39,783,334	16,297,634	14,196,433

Total cost of revenue	130,324,768	119,977,350	42,540,415	41,166,995

Gross profit	10,127,723	5,003,304	4,543,061	936,807
General and administrative expenses	5,628,965	4,686,023	1,816,941	1,593,967

Income (loss) from operations	4,498,758	317,281	2,726,120	(657,160)

Other income (expense):
Interest income	352,542	48,038	115,580	2,059
Interest expense	(273,990)	(259,700)	(90,362)	(64,386)
Other income (expense)	129,754	(28,795)	2,321	37,769

	208,306	(240,457)	27,539	(24,558)

Income (loss) before income taxes and minority interest in consolidated subsidiary	4,707,064	76,824	2,753,659	(681,718)
Income tax benefit (expense)	(815,705)	(28,809)	(112,479)	254,633

Income (loss) before minority interest in consolidated subsidiary	3,891,359	48,015	2,641,180	(427,085)
Minority interest in consolidated subsidiary	122,933	—	122,933	—

Net income (loss)	$3,768,426	$48,015	$2,518,247	$(427,085)

Basic net income (loss) per common share	$1.02	$0.01	$0.66	$(0.12)

Diluted net income (loss) per common share	$0.93	$0.01	$0.60	$(0.12)

Basic weighted average common shares outstanding	3,688,955	3,601,250	3,808,809	3,601,250

Diluted weighted average common shares outstanding	4,066,387	3,744,830	4,198,742	3,601,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2005	3,601,250	$3,601	$10,943,569	$(799,147)	$2,024,801

Common stock issued on exercise of options	388,361	389	1,461,859

Net income for the nine months ended September 30, 2005					3,768,426

Balance at September 30, 2005	3,989,611	$3,990	$12,405,428	$(799,147)	$5,793,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$139,973,001	$130,934,797
Cash paid to suppliers and employees	(135,205,893)	(123,131,370)
Interest received	352,542	48,038
Interest paid	(273,990)	(259,700)
Income taxes paid	(930)	(276)

Net cash provided by operating activities	4,844,730	7,591,489

Cash flows from investing activities:
Decrease (increase) in restricted cash	(601,895)	133,974
Proceeds from sale of property and equipment	208,904	1,220,080
Increase in mineral rights and pit development	(124,408)	—
Purchase of property and equipment	(3,124,891)	(2,928,808)

Net cash used in investing activities	(3,642,290)	(1,574,754)

Cash flows from financing activities:

Proceeds from the issuance of common stock	1,462,248	—
Proceeds from notes payable	543,598	181,070
Proceeds from minority interest in consolidated subsidiary	17,747,900	—
Offering costs associated with minority interest in consolidated subsidiary	(597,081)	—
Repayment of notes payable	(4,300,283)	(3,136,353)
Repayment of capital lease obligations	(400,215)	(771,173)

Net cash provided by (used in) financing activities	14,456,167	(3,726,456)

Net increase in cash and cash equivalents	15,658,607	2,290,279

Cash and cash equivalents at beginning of period	10,164,218	4,738,388

Cash and cash equivalents at end of period	$25,822,825	$7,028,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,768,426	$48,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,284,002	2,290,450
Loss on sale of property and equipment	25,115	17,175
Deferred taxes, net	814,775	28,533
Allowance for doubtful accounts	(303,795)	(139,021)
Inventory allowance	(42,551)	193,104
Minority interest in consolidated subsidiary	122,933	—

Changes in operating assets and liabilities:
Accounts receivable	(1,284,171)	1,654,628
Prepaid expenses and other	(162,804)	(361,730)
Inventory	78,628	225,828
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,645,727)	796,052
Refundable deposits	(133,722)	60,352
Claims receivable	—	4,101,898
Accounts payable	(2,677,298)	(1,897,943)
Accrued liabilities	705,380	1,160,963
Billings in excess of costs and estimated earnings on uncompleted contracts	2,295,539	(586,815)

Net cash provided by operating activities	$4,844,730	$7,591,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
Presentation of Interim Information:
     The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2005 and the results of our operations and cash flows for the periods presented. The December 31, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Seasonal Variations:
     Interim results are subject to significant seasonal variations and the results of operations for the nine months or three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
Claims Receivable:
     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2005, the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of that sum, the Company’s portion was $10,548,878 and the balance of $8,287,101 pertains to a prime contractor or subcontractors’ claims.
     Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claims receivable as of September 30, 2005 to offset a portion of costs incurred to date on the claims.

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
     Although the Company believes that the claims receivable amount represents a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080, will decrease earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in increased income.
     A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of September 30, 2005. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.
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
     All stock options issued have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the nine months ended September 30, 2005 and 2004. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts presented below:

	Nine months ended
	September 30,
	2005	2004
Net income, as reported	$3,768,426	$48,015
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(41,435)	(49,688)

Pro forma net income (loss)	$3,726,991	$(1,673)

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Stock Option Expense (Continued):

	Nine months ended
	September 30,
	2005	2004
Basic net income per common share
As reported	$1.02	$0.01
Pro forma	1.01	—

Diluted net income per common share
As reported	$0.93	$0.01
Pro forma	0.92	—
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
Recent Accounting Pronouncements:
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on the Company’s financial position or results of operations.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Notes Payable:
     Notes payable consists of the following:

	September 30,	December 31,
	2005	2004
Balance of notes payable outstanding from year end	$10,644,938	$16,016,204

Notes payable, interest rates ranging from 5.90% to 6.85% with combined monthly payments of $12,411, due dates ranging from January 31, 2010 to September 28, 2010, collateralized by vehicles	595,482	—

Note payable, 6.71% interest rate with monthly payments of $35,554, due March 10, 2009, collateralized by equipment	1,299,467	—

Note payable, 7.25% interest rate with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	178,599	—

Notes payable, interest rates ranging from 7.11% to 7.5% with combined monthly principal payments of $26,367 plus interest, due dates ranging from July 5, 2008 to June 15, 2009, collateralized by equipment	949,311	—

Note payable, variable interest rate was 8.00% at September 30, 2005, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,757,143	—

Note payable, 6.88% interest rate with monthly payments of $39,133, due August 1, 2006, collateralized by the Company’s umbrella insurance policy	342,310	—

	15,767,250	16,016,204
Less: current portion	(5,494,022)	(5,212,187)

	$10,273,228	$10,804,017

     Following are maturities of the long-term debt for each of the next seven years:

2006	$5,494,022
2007	4,530,844
2008	2,462,162
2009	1,960,588
2010	848,205
2011	257,143
2012	214,286

$15,767,250

3. Minority Interest in Consolidated Subsidiary:
     On August 24, 2005, our wholly-owned construction materials subsidiary, Ready Mix, Inc. (“RMI”) began trading on the American Stock Exchange under the trading symbol “RMX.” The initial public offering of 1,782,500 shares, including the exercise of the over-allotment option, were sold for $11.00 per share. We retain ownership of 2,025,000 shares, representing approximately 53% of the total outstanding shares of RMI. Proceeds from the initial public offering are being used by RMI for the purchase of plant and equipment, repayment of debt to Meadow Valley and working capital.
     In connection with the RMI initial public offering, Meadow Valley entered into an underwriting agreement. Under this agreement, during the period of 180 days from the issuance date, the Company will not, and will not permit any of its affiliates, directly or indirectly offer, pledge, sell, grant any option or contract to purchase, purchase

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Minority Interest in Consolidated Subsidiary (Continued):
any option or contract to sell, grant any option right or warrant to purchase, lend or otherwise transfer or dispose of any shares of Common Stock without the prior written consent of the underwriters.
     Net proceeds realized through the offering and approximately 47% of RMI’s net income from the date of the offering through September 30, 2005, are reported on the September 30, 2005 balance sheet under the caption “Minority Interest in Consolidated Subsidiary.” Also, the portion of net income referenced above is reported on the related statements of operations for the nine months ended and three months ended September 30, 2005 under the caption “Minority Interest in Consolidated Subsidiary.”
4. Commitments:
     During the nine months ended September 30, 2005, the Company leased various pieces of equipment and vehicles with a combined monthly payment of $87,259. Minimum future rental payments under the non-cancelable operating leases entered into during the nine months ended September 30, 2005 for each of the next five years are:

2006	$946,920
2007	861,349
2008	831,676
2009	705,636
2010	256,635

$3,602,216

     During the nine months ended September 30, 2005, the Company entered into three-year employment agreements with each of four of its key employees that provide for an annual salary and various other benefits and incentives. As of September 30, 2005 the total commitments, excluding benefits and incentives, amount to approximately $1,374,667.
     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2005.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with surety companies, business partners, contractors, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Statement of Cash Flows:
Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the nine months ended September 30, 2005 and 2004, the Company financed the purchase of equipment and property in the amounts of $3,091,714 and $5,067,110, respectively. The Company also financed the purchase of insurance policies in the amount of $416,017, and $382,789, respectively.
     During the nine months ended September 30, 2005, the Company refinanced a note payable in the amount of $1,489,570. During the nine months ended September 30, 2004, the Company refinanced a capital lease obligation in the amount of $1,131,515.
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
     The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. A trial date has been set for summer of 2006.

(2)	Clark County Public Works, Clark County, Nevada – A final ruling on November 1, 2004, by the three-member arbitration panel awarded MVCI approximately $5,540,000 of which $2,100,000 is due MVCI and the balance of $3,440,000 is due a subcontractor. The approximate total value of the claims ruled on above was $6,833,197 of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works has filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. The County’s motion was heard on May 9, 2005 and was denied by the District Court, but has now been appealed to the Nevada Supreme Court. In 2004, the three-member arbitration panel made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project, which we refer to as the Shoring Entitlement claim. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005, MVCI filed an appeal to the Supreme Court of the State of Nevada. The primary issues, related to the claim filed against Clark County Public Works, were changed conditions, constructive changes, contract modifications and associated delay costs.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Litigation and Claim Matters (Continued):
     The combined total of all outstanding claims as of September 30, 2005 is $18,835,979. MVCI’s portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $3,521,080 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
     MVCI has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable final outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on MVCI’s behalf.
     Although the Company believes that the claims receivable amount represents a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080, will decrease earnings. Conversely, a payment for those same items in excess of $3,521,080 will result in increased income.
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
Lawsuits Filed Against Meadow Valley Contractors, Inc.
(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. The Company terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. As a result of the decisions referenced above, binding arbitration has been scheduled for February and June of 2006. At that time, all remaining matters between MVCI and ICS will be heard before a three-person binding arbitration panel.

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
6. Litigation and Claim Matters (Continued):
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

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	MVCI has been named in two civil actions filed in Nevada District Court, Clark County, Nevada as a result of a fatal traffic accident involving one of its trucks. The first complaint, Case No. A485620, was filed on April 14, 2004 and is a civil action titled Shotzie Thomas, individually and as Administratrix of the Estate of Emberly Thomas, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas and Does I-X and Roes I-X. The second complaint, Case No. A490720, was filed August 19, 2004 and is a civil action titled Arthur M. Hoolmalu, individually and as Special Administrator of the Estate of Tulare M. Adams, deceased, and Sandra K. Adams and Michael Adams, dependent parents, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas, American Family Insurance Company and Does I-X and Roes I-X. The complaint seeks damages from MVCI for losses suffered by the plaintiffs as a result of the accident. In March 2005 the estate of Emberly Thomas settled for an undisclosed amount which was paid by the Company’s insurance company. In August 2005 the estate of Tulare M. Adams settled for an undisclosed amount which was paid by the Company’s insurance company.
7. Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	3,688,955	3,601,250	3,808,809	3,601,250
Dilutive effect of:
Stock options	377,432	143,580	389,933	—

Weighted average common shares outstanding assuming dilution	4,066,387	3,744,830	4,198,742	3,601,250

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the nine months and three months ended September 30, 2005 the Company had no anti-dilutive common stock equivalents.
     For the nine months ended September 30, 2004 the Company had no anti-dilutive common stock equivalents. For the three months ended September 30, 2004, diluted weighted average common shares outstanding does not include dilutive common stock equivalents as they were anti-dilutive.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Earnings per Share (Continued):
     The Company’s diluted net income per common share for the nine months and three months ended September 30, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 709,448 and 627,158 shares, respectively, at a range of $1.46 to $6.25.
     The Company’s diluted net income per common share for the nine months ended September 30, 2004 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 426,983 shares at a range of $1.46 to $2.438. The weighted average of options to purchase 614,842 shares at a range of $2.438 to $6.25 per share were outstanding during 2004, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share for each of the respective previous quarters ended March 31, June 30, and September 30, 2004.
8. Income Taxes:
     The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, in accordance with APB Opinion No. 28, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective tax rate and in evaluating our tax positions.
     The effective income tax rate of 17.3% and 4.1% for the nine months and three months ended September 30, 2005, respectively, differed from the statutory rate, due to the expected realization of net operating loss (NOL) carry-forward amounts. The NOL carry-forward amounts had been previously reported net of valuation allowances. The effective income tax rate of 37.5% for the nine months and three months ended September 30, 2004 differed from the statutory rate, due primarily to state income taxes.
     The Company’s deferred tax asset (liability) consists of the following:

	September 30,	December 31,
	2005	2004*
Deferred tax asset:
Allowance for bad debt and other	$355,564	$355,564
Inventory allowance	91,095	91,095
NOL carryforward	515,000	2,210,000
Less: NOL valuation	(178,807)	(1,059,032)

	782,852	1,597,627

Deferred tax liability:
Depreciation and other	(3,243,268)	(3,243,268)

Net deferred tax liability	$(2,460,416)	$(1,645,641)

*	- As restated, to report net operating loss carry-forward and valuation allowance at the gross amounts, which we previously reported at their net amounts.
     At December 31, 2004, the Company had available federal and state net operating loss carry-forward amounts of approximately $6,136,550 and $3,550,000, respectively. The federal and state net operating loss carry-forward amounts will expire through the years 2024 and 2009, respectively.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Subsequent Events:
     During October 2005, the Company was the successful bidder on contracts valued at approximately $12.8 million that should be awarded during November 2005 at which time the contract value will be added to backlog.
     In November 2005, the Company executed an employment agreement with one of its key officer that provides for an annual salary and various other benefits and incentives. As of November 1, 2005, the total commitments, excluding benefits and incentives, amount to $750,000.
10. Segment Information:
     The Company manages and operates two segments — construction services and construction materials. The construction services segment provides construction services to a broad range of public and some private customers primarily in the western states of Arizona, Nevada and Utah. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready-mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of three locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity.

	Nine months ended September 30,
(dollars in thousands)	2005		2004
	Construction		Construction
	Services	Materials	Services	Materials
Gross revenue	$90,401	$50,669	$80,321	$44,758
Intercompany revenue	—	618	—	98
Cost of revenue	85,869	45,074	80,194	39,881
Interest income	365	66	115	16
Interest expense	160	192	153	189
Intercompany interest (expense)	78	(78)	83	(83)
Depreciation and amortization	1,532	1,752	1,168	1,123
Income (loss) before taxes and minority interest in consolidated subsidiary	1,376	3,331	(2,803)	2,880
Income tax benefit (expense)	383	(1,199)	1,051	(1,080)
Income before taxes and minority interest in consolidated subsidiary	1,759	2,132	(1,752)	1,800
Minority interest in consolidated subsidiary	—	(123)	—	—
Net income (loss)	1,759	2,009	(1,752)	1,800
Total assets	47,245	39,719	34,902	20,403
     There are no differences in accounting principles between the segments. All centrally incurred costs are allocated to the construction services segment. Beginning in 2005, an administrative service fee has been allocated to the materials segment in the amount of $22,000 per month. Inter-company revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

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
     In general, labor, equipment and disposable materials tend to be the types of costs with the greatest uncertainty, and, therefore, have the greatest risk of variation from budgeted costs. Permanent materials and subcontract costs tend to be more predictable and, to a greater degree, can be fixed for the duration of the contract, thus have less risk of variation from the original estimate. In recent months, however, nearly the entire United States construction industry has been impacted by materials shortages and rising costs of key commodities such as steel, cement and petroleum-based products. To date we have managed to avoid material deterioration of profit margins due to untimely delivery of important construction materials or from rapidly rising costs of the same, but have not escaped constrained revenue from the construction materials segment caused by spot shortages of cement powder or from minor cost overruns due to rising costs of raw materials in our construction services segment. A significant and unforeseen rise in the cost of crude oil could negatively impact our performance. Likewise, prolonged shortages of raw materials could delay progress on projects, cause cost overruns and potentially erode profit margins.
Overview
     Events occurred during the third quarter that will likely have positive long-term effects on our operations. The successful initial public offering of approximately 47% of the stock of Ready Mix, Inc. (“RMI”), our construction materials subsidiary, raised over $17 million, net of offering costs, to fund further growth, which in turn has provided a clear value of that portion of the Company. As we remain the owner of approximately 53% of RMI’s common stock, we will continue to report RMI as a consolidated subsidiary with the related Minority Interest in Consolidated Subsidiary reporting requirements.
     Our operating results continued to benefit from simultaneous improvements in both the construction materials and the construction services segments. Gross margins improved in both segments as a result of pricing and containment of costs. Construction services gross margin, in particular, has benefited from eliminating large losses on contract work, such as the Gooseberry project in central Utah that was a significant contributor to the poor gross margins in the construction services segment during 2004 and 2003. Compared to recent history, we currently have fewer contracts performing below their original estimates and we have an increased number of projects that are out-performing their bid margins. We attribute this improvement to our personnel and the decision made several quarters ago to increase our focus on projects in our core markets of Arizona and Southern Nevada.
     Construction services backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $73.9 million compared to approximately $103.6 million at September 30, 2004. At September 30, 2005, our backlog included approximately $25 million of work that is scheduled for completion during the balance of 2005.
Critical Accounting Policies, Estimates and Judgments
     Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts, inventory allowance and income taxes. The revenue recognition and cost estimation accounting method is applied by our construction services segment to heavy construction projects executed under multi-year contracts with various customers.
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
     We are also required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2005 and December 31, 2004 amounted to $303,882 and $607,677, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding.
     In addition, we are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At September 30, 2005 and December 31, 2004, inventories of $835,035 and $871,112, are net of reserves of $244,271 and $286,822, respectively. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions.
     As discussed elsewhere in this filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may differ materially in future periods if circumstances change.

     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our consolidated balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that we are required to consolidate our subsidiaries for financial reporting purposes, while being separately reported for tax purposes. As of September 30, 2005, the Company had total deferred tax assets of approximately $1.0 million (before valuation allowance), a valuation allowance of $.2 million and total deferred tax liabilities of $3.2 million. The net deferred tax asset contains a valuation allowance representing the portion that management does not believe will be recovered from future taxable income. Management believes that sufficient taxable income will be generated in the future, primarily through our construction services segment which will still be consolidated for tax purposes, and from the reversal of the deferred tax liabilities to realize the benefit of our deferred tax assets for which valuation allowances have not been recorded against. If we were to incur substantial tax losses for a number of years, the carry-forward amounts against which we have not recorded a valuation allowance could expire without being utilized resulting in an increased tax expense in the period in which we believe it more likely than not that the carry-forward amounts will not be realized. If we were to earn substantially more taxable income for a number of years, the carry-forward amounts against which we have recorded a valuation allowance could be utilized resulting in a decreased tax expense in the period in which we believe it is more likely than not that the carry-forward amounts will be realized.
     Furthermore, we are subject to periodic review by domestic tax authorities for audit of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including federal and state taxes, we believe we have complied with the rules of the service codes and therefore have not recorded reserves for any possible exposure. Typically the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years, therefore a significant amount of time may pass before an audit is conducted and fully resolved. Although no audits are currently being conducted, if a taxing authority would require us to amend a prior year’s tax return we would record the increase or decrease in our tax obligation in the year in which it is more likely than not to be realized.
Results of Operations
     The following table sets forth, for the nine months and three months ended September 30, 2005 and 2004, certain items derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of revenue.

	Nine months ended				Three months ended
(dollars in thousands)	September 30,				September 30,
	2005		2004		2005		2004
		(Unaudited)				(Unaudited)
Revenue:
Construction services	90,401	64.4%	80,321	64.3%	28,342	60.2%	25,885	61.5%
Construction materials	50,051	35.6%	44,660	35.7%	18,741	39.8%	16,219	38.5%

Total revenue	140,452	100.0%	124,981	100.0%	47,083	100.0%	42,104	100.0%

Gross profit	10,128	7.2%	5,003	4.0%	4,543	9.6%	937	2.2%
General and administrative expenses	5,629	4.0%	4,686	3.7%	1,817	3.8%	1,594	3.8%

Income (loss)from operations	4,499	3.2%	317	0.3%	2,726	5.8%	(657)	-1.6%
Interest income	353	0.3%	48	0.0%	115	0.2%	2	0.0%
Interest expense	(274)	-0.2%	(260)	-0.2%	(90)	-0.2%	(64)	-0.1%
Other income (expense)	130	0.1%	(29)	0.0%	2	0.0%	38	0.1%
Income tax benefit (expense)	(816)	-0.6%	(28)	0.0%	(112)	-0.2%	254	0.6%
Minority interest in consolidated subsidiary	(123)	-0.1%	—	0.0%	(123)	-0.3%	—	0.0%

Net income (loss)	3,769	2.7%	48	0.1%	2,518	5.3%	(427)	-1.0%

Depreciation and amortization	3,284	2.3%	2,290	1.8%	1,130	2.4%	869	2.1%

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenue and Backlog. Consolidated revenue for the nine months ended September 30, 2005 (“interim 2005”) was $140.5 million compared to $125.0 million for the nine months ended September 30, 2004 (“interim 2004”). The increase in revenue was the result of a $10.1 million increase in revenue from the construction services segment, complemented by a $5.4 million increase in revenue from the construction materials segment. The increase in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of interim 2005 and impacted less by the amount of the beginning backlog. The increase in the construction materials segment was a result of an average unit sales price increase of 18.0% in interim 2005 from interim 2004; while the volume, cubic yards of concrete sold, which we referred to as “units”, decreased approximately 4.4% in interim 2005 from interim 2004. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in interim 2005 was primarily due to our customer’s projects being delayed in the permitting and approval process, a slight general slowing in the residential markets and wet weather conditions during January and February.
     Gross Profit. Consolidated gross profit increased to $10.1 million for interim 2005 from $5.0 million for interim 2004 and consolidated gross margin, as a percent of revenue, increased to 7.2% in interim 2005 from 4.0% in interim 2004. Gross profit from construction materials increased to $5.6 million in interim 2005 from $4.9 million in interim 2004 and the gross profit margin increased to 11.2% from 10.9% in the respective periods. The increase in the gross profit margin in the construction materials segment during interim 2005 was the result of an increase in the average unit sales price, reduced slightly by a lower volume of unit sales when compared to interim 2004. Gross profit from construction services increased to $4.5 million in interim 2005 compared to $.1 million in interim 2004 and the gross profit margin increased to 5.0% from .2% in the respective periods. The increase in the gross profit margin during the interim 2005 when compared to interim 2004 was primarily the result of having no additional losses to recognize on the Gooseberry project, whereas in interim 2004 we had recognized additional losses of approximately $3.8 million during interim 2004 and improved performance on projects in our core markets of Nevada and Arizona. Gross profit margins are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2005 may not be indicative of the annual gross profit margin.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 43.4%, to $3.3 million for interim 2005 from $2.3 million in interim 2004. The increase resulted from the additional plant, equipment and vehicles we placed in service during the interim 2005 and the 4th quarter of 2004. Of the $1.0 million increase $.4 million was from our construction services segment, while $.6 million came from our construction materials segment.
     General and Administrative Expenses. General and administrative expenses increased to $5.6 million for interim 2005 from $4.7 million for interim 2004. The increase in the general and administrative expenses was the result of an increase of $1.1 million in employee compensation expense, an increase of $.1 million in legal expense, an increase $.1 million in public company reporting and accounting expenses and an increase of $.1 million in our marketing and customer relations expense, offset by a decrease of $.5 million in bad debt expense.
     Interest Income, Interest Expense and Other Income (Expense). Interest income for interim 2005 increased to $.35 million from $.05 million for interim 2004 resulting from a court order placed upon a subcontractor to pay interest, in addition to reimbursing us for costs incurred to complete their obligations and legal fees. Interest expense for interim 2005 increased to $.27 million compared to $.26 million for interim 2004, due primarily to the change in the rate of interest on our variable interest rate debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue. The increase in other income (expense) was a result of the above mentioned court order placed upon a subcontractor to reimburse us for legal fees incurred in past years associated with the collection of costs to complete their obligations.
     Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary represents the portion of income, net of tax, attributable to the shares of Ready Mix, Inc. not in our control.
     Income Taxes. The increase in the income tax provision for interim 2005 to $.80 million compared to an income tax provision of $.03 million for interim 2004 was due to an increase in the pre-tax income during interim 2005. The Company’s effective income tax rate for interim 2005 was 17.3% compared to 37.5% for interim 2004.

For interim 2005, the Company’s effective income tax rate differed from the statutory rate due to the expected realization of net operating loss carry-forward amounts, which previously had a valuation allowance charged against them. For interim 2004, the Company’s effective income tax rate differed from the statutory rate due primarily to state income taxes. The difference between the amount of the tax provision and the actual cash outlay is due to the net operating loss carry-forward.
     Net Income. Net income improved to $3.77 million in interim 2005 when compared to net income of $.05 million for interim 2004 primarily as a result of improved margins in our construction services segment.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenue and Backlog. Consolidated revenue for the three months ended September 30, 2005 (“3rd quarter 2005”) was $47.1 million compared to $42.1 million for the three months ended September 30, 2004 (“3rd quarter 2004”). The increase in revenue was the result of a $2.5 million increase in revenue from the construction services segment, complemented by a $2.5 million increase in revenue from the construction materials segment. The increase in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of 3rd quarter 2005 and impacted less by the amount of the beginning backlog. The increase in the construction materials segment was due primarily to an increase of 16.4% in the average unit sales price, offset by a decrease of 1.8% in the volume of units sold in 3rd quarter 2005 from 3rd quarter 2004.
     Gross Profit. Consolidated gross profit increased to $4.5 million for 3rd quarter 2005 from $.9 million for 3rd quarter 2004 and consolidated gross margin, as a percent of revenue, increased to 9.6% in 3rd quarter 2005 from 2.2% in 3rd quarter 2004. Gross profit from construction services increased to $2.1 million in 3rd quarter 2005 compared to a loss of $1.1 million in 3rd quarter 2004 and the gross profit margin increased to 7.4% from -4.2% in the respective periods. The increase in the gross profit margin during the 3rd quarter 2005 when compared to 3rd quarter 2004 was contributed to having no additional losses to recognize on the Gooseberry project, whereas in 3rd quarter 2004 we had recognized additional losses of approximately $2.6 million during the 3rd quarter 2004. Gross profit margins are affected by a variety of factors including quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in 3rd quarter 2005 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $2.4 million in 3rd quarter 2005 from $2.0 million in 3rd quarter 2004 and the gross profit margin increased to 13.0% from 12.4% in the respective periods. The increase in the gross profit margin in the construction materials segment during 3rd quarter 2005 was the result of an increase in the average unit sales price, while our fixed costs were consistent with the prior period, but were disbursed over a slightly lower volume of unit sales when compared to 3rd quarter 2004.
     Depreciation and Amortization. Depreciation and amortization expense increased approximately $.3 million, or 30.0%, to $1.1 million for 3rd quarter 2005 from $.9 million in 3rd quarter 2004. The increase resulted from the additional plant, equipment and vehicles we placed in service during the previous 12 month period. The $.3 million increase was a result of a $.1 million increase from our construction services segment and a $.2 million increase from our construction materials segment.
     General and Administrative Expenses. General and administrative expenses increased to $1.8 million for 3rd quarter 2005 from $1.6 million for 3rd quarter 2004. The increase in the general and administrative expenses was primarily the result of an increase of $.6 million in employee compensation expense, primarily accrued year end bonuses and an increase of $.1 million in public company reporting and accounting expenses, offset by a decrease of $.4 million in bad debt expense.
     Interest Income, Interest Expense and Other Income (Expense). Interest income for 3rd quarter 2005 increased to $.12 million from less than $.01 million for 3rd quarter 2004 resulting primarily from an increase in invested cash reserves. Interest expense for 3rd quarter 2005 increased to $.09 million from $.06 million for 3rd quarter 2004 as a result of the change in the rate of interest on our variable interest rate debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.
     Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary represents the portion of income, net of tax, attributable to the shares of Ready Mix, Inc. not in our control.

     Income Taxes. The increase in the income tax provision for 3rd quarter 2005 to $.11 million compared to an income tax benefit of $.25 million for 3rd quarter 2004 was due to an increase in the pre-tax income during 3rd quarter 2005. The Company’s effective income tax rate for 3rd quarter 2005 was 4.1% compared to 37.5% for 3rd quarter 2004. For 3rd quarter 2005, the Company’s effective income tax rate differed from the statutory rate due to the expected realization of net operating loss carry-forward amounts. For 3rd quarter 2004, the Company’s effective income tax rate differed from the statutory rate due primarily to state income taxes. The difference between the amount of the tax provision and the actual cash outlay is due to the net operating loss carry-forward.
     Net Income. Net income improved to $2.5 million in 3rd quarter 2005 as compared to a net loss of $.43 million for 3rd quarter 2004 primarily as a result of improved margins in our construction services segment.
Liquidity and Capital Resources
     Our primary need for capital continues to be the expansion of our construction materials segment. This was one of the primary reasons for completing the initial public offering, as referenced above, of our materials subsidiary, Ready Mix, Inc. The offering raised over $17 million, net of offering costs, to fund further growth of this segment and as we implement our growth plan, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations.
     In December 2003, we elected to allow our fully drawn pre-existing line of credit with The CIT Group/ Equipment Financing, Inc., which we refer to as (“CIT”), to convert into a term agreement. The interest rate is Chase Manhattan Bank’s prime, plus 1.25% requiring equal monthly principal payments of $145,833 plus interest through December 31, 2007. As of September 30, 2005 the balance due under this term agreement was $3.83 million, and the interest rate was 8.0%. The term agreement is collateralized by all of our assets. Under the terms of the agreement, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth. As of September 30, 2005, we were compliant with the covenants.
     We are also currently negotiating with CIT to implement new separate lines of credit for working capital for each of the segments and separate lines of credit for equipment financing and the possible refinancing of the term debt mentioned above. Our intended purpose of the working capital line of credit is to expand our bonding capacity in our construction services segment and to allow our materials subsidiary to become independent from us for cash advances. We intend on using the separate equipment lines of credit, in addition to the proceeds from the offering mentioned above, for the additional capital expenditures discussed below in our materials segment and continued controlled growth and aged equipment replacement in our construction services segment.
     We are currently in negotiations to lease a site in the southwest Phoenix metropolitan area to locate a third ready-mix facility. Construction of a ready-mix production facility, as part of our expansion plan in the southwest Las Vegas metropolitan area, was completed in October and began operations in November 2005. We have also successfully acquired two locations for future raw material and production facilities, one in the northwest Las Vegas area and one in northwest Arizona which we will use to service the southeast Las Vegas metropolitan area as well as the local market.
     Historically, our primary source of cash has been from operations and various financial institutions. We believe our historical sources of capital and proceeds realized from the offering referenced above will be satisfactory to meet our needs for the coming twelve months.
     The following table sets forth for the nine months ended September 30, 2005 and 2004, certain items from the condensed consolidated statements of cash flows.

	Nine months ended
(dollars in thousands)	September 30,
	2005	2004
Cash flows provided by operating activities	$4,845	$7,591
Cash flows used in investing activities	(3,642)	(1,575)
Cash flows provided by (used in) financing activities	14,456	(3,726)

     Cash provided by operating activities during interim 2005 of $4.8 million represents a $2.7 million decrease from the amount provided by operating activities during interim 2004. The change was primarily due to the increase in our accounts receivable, as a result of our increased revenue during interim 2005, in the amount of $1.3 million compared to a decrease of $1.7 million during interim 2004 and the reduction of the claim receivable collected during interim 2004 in the amount of $4.1 million, offset by an increase in the cash inflow as it relates to our contracts in progress in the amount of $.6 million when compared to an increase of $.2 million during interim 2004, depreciation and amortization of $3.3 million compared to $2.3 million during interim 2004 and improved net income of $3.8 million compared to $.05 million during interim 2004.
     Cash used in investing activities during interim 2005 of $3.6 million represents a $2.1 million increase from the amount used in investing activities during interim 2004. Investing activities during interim 2005 was due primarily to capital expenditures of $3.1 million, $2.4 million in the construction materials segment and $.7 million in the construction services segment, and an increase of $.6 million in restricted cash, offset by cash received from the disposal of assets of $.2 million. Investing activities during interim 2004 included cash expended for capital expenditures of $2.9 million, $1.0 million in the construction materials segment and $1.9 million in the construction services segment, offset by cash received from the sale of property and equipment of $1.2 million and a reduction of $.1 million in restricted cash.
     Cash provided by financing activities during interim 2005 of $14.5 million represents an $18.2 million increase from the amount used in financing activities during interim 2004. Financing activities during interim 2005 included cash received from minority interest in a consolidated subsidiary of $17.2 million, net of offering costs, and cash received from the issuance of common stock on exercised options of $1.5 million, offset by the repayment of notes payable and capital lease obligations of $4.7 million, $2.4 million in the construction materials segment and $2.3 million in the construction services segment. Financing activities during interim 2004 included the repayment of notes payable and capital lease obligations of $3.9 million, $1.7 million in the construction materials segment and $2.2 million in the construction services segment, offset by the receipt of $.2 million in loan proceeds.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on our financial position or results of operations.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Reference is made to Meadow Valley Corporation’s most recently issued Annual Report and in particular the “Quantitative and Qualitative Disclosures about Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2005, there has been no material changes in the market risks described in Meadow Valley Corporation’s most recently issued Annual Report.

Item 4. Controls and Procedures
     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     For information about litigation involving us, see note 6 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
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

Index to Exhibits
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