Form 10-K
period 2005-12-31
MEADOW VALLEY CORP
filed 2006-03-30
CIK 934749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 0-25428
MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0328443 (I.R.S. Employer Identification No.)

4411 South 40th Street, Suite D-11, Phoenix, AZ (Address of principal executive offices)	85040 (Zip Code)
Registrant’s telephone number, including area code: (602) 437-5400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	Nasdaq SmallCap Market
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐; Accelerated filer ☐; Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On June 30, 2005, the aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates was $23,198,305.
On March 14, 2006, there were 4,160,853 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference into Parts II and III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2005.

MEADOW VALLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

i

RESTATEMENT
The accompanying Form 10-K and related consolidated financial statements pertaining to December 31, 2004 and the fiscal years ended December 31, 2004 and 2003 are being restated to reflect a reduction in the amount of deferred tax valuation allowance previously recorded in prior years, as well as to enhance income tax disclosures. The effect of the restatement, which occurred over a period of several years, increases the previously reported net income as of January 1, 2003 by approximately $598,000. The (net) change in the following previously reported earnings per share is as follows:

	2004	2003	2002	2001	2000
Fully diluted earnings (loss) per share as reported	$0.16	$0.03	$0.21	$(0.71)	$(0.44)
Effect of restatement	(0.01)	—	(0.05)	—	0.10

Fully diluted earnings (loss) per share as restated	$0.15	$0.03	$0.16	$(0.71)	$(0.34)

PART I
Item 1. Business
About Meadow Valley
     Meadow Valley Corporation (the “Company,” “Meadow Valley,” “we,” “us” and “our”), based in Phoenix, Arizona, is engaged in the construction industry as both a provider of construction services and a supplier of construction materials. Our construction services segment (the “CSS”) specializes in structural concrete construction of highway bridges and overpasses, and the paving of highways and airport runways. The construction materials segment (the “CMS”) provides ready mix concrete, sand and gravel products to both itself and primarily to other contractors. The CSS operates throughout Nevada, Arizona and southern Utah. The CMS operates in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas.
Special Note Regarding Forward Looking Statements
     This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
     These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete and the heavy highway construction business are very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
2005 Highlights
     On August 24, 2005, our construction materials subsidiary, Ready Mix, Inc. (“RMI”), completed the initial public offering of its common stock and began trading on the American Stock Exchange under the trading symbol “RMX.” An aggregate of 1,782,500 shares of RMI common stock, including the exercise of the over-allotment option, were sold for $11.00 per share. We retain ownership of 2,025,000 shares, representing approximately 53% of the total outstanding shares of RMI. Proceeds from the initial public offering are being used by RMI for the purchase of plant and equipment, repayment of debt to Meadow Valley and working capital.
     Proceeds received by us from this offering have fueled plant and pit development at our Southwest Las Vegas (Gary) plant, our Northwest Las Vegas (Lee Canyon) plant and pit facility and our Northwest Arizona (Detrital) pit facility. Equipment and plant facilities have been moved to our Gary location from our Southeast Las Vegas (Henderson) location and we have ceased operations at our Henderson location. Our Gary plant became fully operational in the 4th quarter 2005.
     Our construction services segment, Meadow Valley Contractors, Inc. (“MVCI”), continued its improved performance through the fourth quarter of 2005 for an overall gross margin improvement for 2005 over 2004. On August 3, 2005, we received a notice of substantial completion from the owner on our particularly troublesome Gooseberry project in central Utah. We are currently in the process of providing the owner documentation to support our potential claims of changed conditions and associated delays, renegotiable unit prices due to quantity changes and interference. We expect to resolve these issues with the owner during 2006 and we do not expect to recognize any further losses on this project.
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
     We currently have two subsidiaries, MVCI, which is wholly owned, and RMI. MVCI was founded in 1980 as a heavy construction contractor and has been providing construction services since inception. We purchased all of the outstanding common stock of MVCI on October 1, 1994, therefore, references to our history include the history of MVCI.
     Through MVCI, we provide construction services. MVCI operates as a heavy highway contractor on both public and private infrastructure projects including the construction of bridges and overpasses, channels, roadways, highways and airport runways. MVCI generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the states of Nevada, Arizona and southern Utah.
     In 1996, we expanded into the construction materials segment of the construction industry with the formation of RMI. RMI manufactures and distributes ready mix concrete, crushed landscaping rock and other miscellaneous rock and sand products. RMI owns and operates five ready mix concrete batch plants – two in the Las Vegas, Nevada area, one in Moapa, Nevada and two in the Phoenix, Arizona area and owns or leases 146 ready mix trucks as well as a small fleet of tractors and trailers used for hauling raw materials. RMI produces, under a mining lease, the majority of its own rock and sand for our Nevada plants from a crushing and screening plant in Moapa, Nevada. During 2005, mining and water rights to two additional sand and gravel mining properties were acquired that will also provide raw materials for Las Vegas, Nevada and surrounding areas. RMI primarily targets customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners. RMI began its ready mix concrete operation from its first location in North Las Vegas in March 1997, then began processing rock and sand from its Moapa pit in November 1999, and expanded into the Phoenix market with two plants in 2000. RMI successfully completed its initial public offering in August 2005 and we continue to own 2,025,000 shares, or approximately 53%, of RMI’s 3,807,500 total shares outstanding.
     Consistent with our dual interests in construction services and construction materials, through MVCI we also own one portable hot mix asphalt plant, a rubberized asphalt plant, and related asphalt paving equipment as well as a portable crushing and screening plant. The portability of these plants provide us an opportunity to enhance our construction operations in our existing markets, improve our competitiveness and generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt, or rubberized asphalt. These capabilities will also open opportunities to provide construction materials or to subcontract our services to other construction companies.
     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $68 million at December 31, 2005, compared to approximately $94 million at December 31, 2004, and consists of various projects in Nevada and Arizona. Approximately $63 million of our backlog is scheduled for completion during 2006. We have been the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Clark County (Nevada) Department of Public Works, the Utah Department of Transportation, the City of Phoenix, the Salt Lake City (Utah) Airport Authority and the New Mexico State Highway and Transportation Department.
Business Strategy
     The business strategies we employ or are implementing include:
•	Continuing to actively bid in the construction markets in Arizona and southern Nevada and improving construction project profitability. We will continue to focus our construction services within the geographic markets that have historically produced the best profits. Our emphasis is on building transportation infrastructure and other related heavy civil projects in our core markets of Arizona and southern Nevada. At the same time, we strive to improve margins on new contracts by, among other things, increasing, when possible, margins on new work bidding, maximizing labor and equipment productivity, negotiating more favorable material purchase contracts and employing the most competitive subcontractors.

•	Growing our client base for private construction services and ensuring satisfaction of existing private customer base. We have succeeded in attracting and retaining a nucleus of non-public clients for whom we regularly perform construction services. We believe we can generate better margins in the private sector, therefore we seek to grow our client base, add new customers and maintain continued customer satisfaction.

•	Continuing to increase working capital and liquidity. We strive to grow cash balances and employ available financing opportunities that will maximize working capital and liquidity. By doing so, we expect to increase bonding capacity, thereby allowing us to bid on more numerous or larger projects.

•	Continuing diligent pursuit of the successful resolution of three construction claims. Substantial costs were incurred in completing certain projects in New Mexico and Clark County, Nevada. We believe that much of the costs are reimbursable due to changed conditions, owners’ plan errors and omissions, conflicting utility right of ways, delays not attributable to us and inadequate administration by third party construction managers employed by the owners. The total amount of claims on the New Mexico and Nevada projects that have been submitted and remain unpaid is approximately $18.8 million, of which $10.5 million represents our portion of the claims, as of December 31, 2005.

•	Implementing the growth strategy for Ready Mix, Inc. Using the proceeds of the public offering as well as other financing, we strive to execute the plans to increase the number of batch plants and trucks in RMI’s existing geographic markets.

•	Acquiring sand and gravel mining rights. A key strategy for the future growth and value of the construction materials segment is the acquisition of mining properties, either by purchase or lease whichever is most advantageous, to decrease dependency on third-party suppliers, to control production and to increase revenue from the sale of sand and gravel products.
Market Overview
     Demand remains strong in almost every sector of the construction market in the United States. According to the U.S. Census Bureau’s preliminary numbers, the total value of construction put in place in 2005 in the United States surpassed $1.1 trillion, or approximately a 9% increase over 2004. Total construction put in place has experienced a 6% compounded annual growth rate during the period from 2000 to 2005. Construction, as a percentage of Gross Domestic Product (GDP), has risen from about 7.5% in 1994 to almost 9% in 2005 and, according to FMI Corporation (FMI), a leading construction industry consultant and investment banker, total construction put in place will continue to increase and is projected to exceed 9% of GDP by 2008.
     Certain sectors of the construction market influence our business more than others. The residential sector, both single-family and multi-family, represents a primary source of revenue for our construction materials segment as ready-mix concrete is a key construction material used in home, apartment and condominium construction. The development of new residential subdivisions are invariably accompanied by new or improved streets, highways and utilities providing revenue opportunities for our construction services segment. The commercial construction and transportation infrastructure sectors similarly impact our business. Total residential construction in 2005 increased 8%, down from year over year increases of 13% and 14% respectively in 2003 and 2004. The growth in residential construction is expected to slow again in 2006 with FMI predicting a 6% increase in current dollars from 2005 to 2006. The actual number of housing starts in 2006 will likely decrease from 2005, so the expected increase in the value of residential construction will likely come from the continuing rise of construction and materials costs. Typically, commercial construction lags residential, thus FMI’s expectation is that the commercial sector will experience a 10% increase in 2006. The transportation infrastructure sector is also expected to experience a 6% increase in 2006 compared to the 5% increase in 2005.
     Because our business focus is primarily in Arizona and Southern Nevada, certain demographic drivers, such as population growth, have significant impact on the local construction market. According to the U.S. Census Bureau, Arizona now ranks among the top ten most populous states in the U.S. On a percentage basis, the Census Bureau ranks Nevada and Arizona #1 and #2, respectively, in estimated population growth between 2000 and 2030. By 2030, Nevada is predicted to grow 114.3%, Arizona 108.8% and Florida is third at 79.5%. More specifically, the population of Las Vegas has increased 250% in the past 25 years and the Phoenix metropolitan area increased 132% from 1980 to the present.
     We have stated in our prior filings with the Securities and Exchange Commission, and it is well known in the industry, that an excessive and/or rapid rise in interest rates would be the likely cause of any notable decline in residential construction activity. In addition, any event that may impact the overall economy that would decrease consumer spending would result in lower receipts of sales tax dollars that, in turn, would diminish the availability of funding for transportation infrastructure. Our business can also be affected by the way in which market and economic dynamics, both domestic and international, impact the supply and the cost of raw materials like steel, cement or fuel.
Construction Services Segment (“CSS”)
Operations
     The CSS constructs highways, bridges, overpasses, airport runways and constructs other heavy civil projects. From our Phoenix, Arizona corporate office and area offices in Phoenix, Arizona and North Las Vegas, Nevada, we market (primarily by responding to solicitations for competitive bids) and manage all of our projects. Project management is also located on-site to provide direct supervision for operations.
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
     We own or lease most of the equipment used in our business, including cranes, backhoes, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment. On occasion, equipment that we own may be rented on a short-term basis to third parties. The net book value of our equipment in the CSS at December 31, 2005 was approximately $9 million.
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
Projects and Customers
     We perform work for both private and public owners. In the public sector, our principal customers are the state departments of transportation in Nevada and Arizona as well as bureaus and departments of municipal and county governments in those states. Since completing the final contracts in New Mexico, we have ceased the CSS operation in New Mexico. In the private sector, we perform work primarily for land developers. For the year ended December 31, 2005, revenue generated from four projects in Nevada and Arizona represented approximately 27% of our consolidated revenue, or 43% of the CSS revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which we operate could have a material adverse effect on our business, financial condition and results of operations.
     For the years ended December 31, 2005, 2004 and 2003, we recognized a significant portion of our consolidated revenue from the following customers (shown as an approximate percentage of consolidated revenue):

	For the Years Ended December 31,
	2005	2004	2003
Arizona Department of Transportation (Public)	21.0%	24.1%	27.9%
Del Webb (Private)	11.6%	6.8%	7.7%
Utah Department of Transportation (Public)	0.2%	2.2%	11.8%
The Contract Process
     Our projects are obtained primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. We submit bids after a detailed review of the project specifications, an internal review of our capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. We own, lease, or are readily able to rent, most equipment necessary to complete the projects upon which we bid. After computing estimated costs of the project to be bid, we add our desired profit margin before submitting the bid. We believe that success in the competitive bidding process involves (i) being selective on projects bid upon in order to optimize use of resources, (ii) identifying projects which require our specific expertise, (iii) becoming familiar with all aspects of the project to avoid costly bidding errors and (iv) analyzing the local market to determine the availability and cost of labor and the degree of competition. Since 1995, we have been awarded contracts on approximately 21% of the projects upon which we have bid. A substantial portion of our revenue is derived from projects that involve “fixed unit price” contracts under which we are committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete, or linear feet of pipe). The unit price is determined by a number of factors including haul distance between the construction site and the warehouses or supply facilities of local material suppliers and to or from disposal sites, site characteristics and the type of equipment to be used. While the fixed unit price contract generally shifts the risk of estimating the quantity of units for a particular project to the customer, any increase in our unit cost over its unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by us.
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
     Contracts often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. Revenue on contracts is recognized when direct costs are incurred. A common construction industry practice is for the customer to retain a portion of the project’s billings, generally not exceeding 10%, until the project is completed satisfactorily and all of our obligations are paid.
     We act as prime contractor on most of our construction projects and will subcontract certain activities such as electrical, mechanical, guardrail and fencing, signing and signals, foundation drilling, steel erection and other specialty work to others. As prime contractor, we bill the customer for work performed and pay the subcontractors from funds received from the customer. Occasionally we provide our services as a subcontractor to another prime contractor. As a subcontractor, we will generally receive the same or similar profit margin as we would as a prime contractor, although revenue to us will be smaller because we only contract a part of the project. As a prime contractor, we are responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, we are subject to liability associated with the failure of subcontractors to perform as required under the contract. We occasionally require our subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require us to use our best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds. On average, we have not required performance bonds for less than 10% of the dollar amount of our subcontracted work, but could likely increase the percentage of bonded subcontractors in the future. We are generally aware of the skill levels and financial condition of our subcontractors through our direct inquiry of the subcontractors and contract partners of the subcontractors, as well as our review of financial information provided by the subcontractors and third party reporting services including credit reporting agencies and bonding companies.

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
Backlog
     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $68 million at December 31, 2005, compared to approximately $94 million at December 31, 2004. Much of our backlog depends upon our success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of our backlog and other internal and external factors. A portion of our anticipated revenue in any year is not reflected in our backlog at the start of the year because some projects, or portions of projects, are initiated and completed in the same fiscal year. At December 31, 2005, our backlog included approximately $63 million of work that is scheduled for completion during 2006. Revenue may be impacted in any one period by the backlog at the beginning of the period. Accordingly, revenue in the future may be significantly reduced if we are unable to obtain substantial new projects in 2006. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained. We believe that our backlog figures are firm, subject to provisions contained in some contracts, which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. We have not been adversely affected by contract cancellations or modifications in the past.
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
     We are required to provide a surety bond on nearly all publicly funded projects and on some private projects. Our ability to obtain bonding, and the amount of bonding required, is primarily determined by our experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), our performance history, the number and size of projects under construction and other factors. Surety companies consider such factors in light of the amount of our surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. The larger the project and/or the more projects in which we are engaged, the greater our bonding, net worth and liquid working capital requirements will be. Bonding requirements vary depending upon the nature of the project to be performed. We generally pay a fee to bonding companies based upon the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, we must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Operating losses in 2000 and 2001, due primarily to losses on contracts with New Mexico and Clark County, Nevada, resulted in decreased liquidity and a change in our surety credit. Arch Insurance Group began providing bonds for us in 2005 and has gradually increased our bonding limits as our performance and our balance sheet continue to improve. Our current bonding limits are consistent with our recent bidding activity, namely, we have recently bid on single projects approaching $30 million, and if we had been successful, the total value of uncompleted bonded work would have approached $120 million. We believe our bonding capacity will continue to improve commensurate with our ongoing performance and as bonding capacity increases, so too will our bidding opportunities. Therefore, we believe that contract revenue will increase as our bonding capacity increases, although no assurance can given that we will actually experience such results.
Marketing
     Most of our contract revenue is from projects we obtain primarily through the process of competitive bidding. Accordingly, for competitive bid projects our marketing efforts are limited to subscribing to bid reporting services and monitoring trade journals and other industry sources for bid solicitations by various governmental authorities. In response to a bid request, we submit a proposal detailing our qualifications, the services to be provided and the cost of the services to the soliciting entity which then, based on their evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration such as the bidder’s track record for compliance with bid specifications and procedures and their construction experience. The balance of our CSS work is obtained through negotiation or being included on a preferred bidder’s list. We strive to constantly improve our relationships with such customers by being responsive and building quality work.
Construction Materials Segment (“CMS”)
Operations
     We began our construction materials operations in the first quarter of 1997 with the start-up of RMI. RMI currently operates five ready mix concrete batch plants — two in the Las Vegas, Nevada area, one in Moapa, Nevada and two in the Phoenix, Arizona area and a total of 146 ready mix trucks. Most of our internal sand and gravel requirements in the Las Vegas and Moapa markets are manufactured from our rock quarry in Moapa, Nevada. Production capacity at the Moapa quarry was increased substantially during 1999 with further refinements added in 2000. A full time sales staff promotes sales of ready mix concrete, rock and sand products and landscape rock.
Projects and Customers
     We target concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top 10 CMS customers in Nevada and Arizona represented approximately 20% of our consolidated revenue and represented 53% of the CMS’s revenue. The discontinuance of service to any of the above referenced customers or a general economic downturn could have an adverse effect on our future results of operations within this segment. For the years ended December 31, 2005, 2004 and 2003 we did not recognize a significant portion of our consolidated revenue from any individual CMS customer.
Competition
     The ready-mix concrete industry is highly competitive. Our ability to compete in our markets depends largely on the proximity of our customers’ job sites to our ready-mix concrete plant locations, our plant operating costs and the prevailing ready-mix concrete prices in each market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies.
     Our direct competitors include Rinker Materials, Nevada Ready Mix, Silver State Materials and All Star Ready Mix in Nevada and Rinker Materials, Cemex, Vulcan Materials and Hanson Materials in Arizona. We also face significant competition from many smaller ready-mix concrete providers. We believe we compete favorably with all of our competitors due to our plant locations, quality of our raw materials, our delivery and service, and our competitive prices. However, competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do have competitive advantages over us for jobs that are particularly price-sensitive. Moreover, competitors having greater financial resources to invest in new mixer trucks or build plants in new areas also have competitive advantages over us.
Marketing
     General contractors and subcontractors typically select their suppliers of ready-mix concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly where the concrete has complicated design specifications. In those projects and in government-funded projects generally, the general contractor or subcontractor usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe that the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, concrete subcontractors, design engineers and architects whose focus extends beyond the price of ready-mix concrete to product quality and consistency and reducing their in-place cost of concrete.
     The CMS currently has 10 full-time sales persons and intends to hire additional sales people as our new Arizona and Nevada concrete plants are opened. We also intend to develop and implement training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.
Meadow Valley Corporation and our Segments
Seasonality
     The construction industry is seasonal, generally due to inclement weather and length of daylight hours occurring in the winter months. Accordingly, we may experience a seasonal pattern in our operating results with lower revenue in the first and fourth quarters of each calendar year than other quarters. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies. Results for any one particular quarter, therefore, may not be indicative of results for other quarters or for the year.
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

Employees
     At March 1, 2006, we employed approximately 85 salaried employees (including our management personnel and executive officers) and approximately 446 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. During the year ended December 31, 2005, the number of hourly employees ranged from approximately 435 to approximately 614 and averaged approximately 517. At December 31, 2005, we were party to four project agreements in Arizona with the Southwest Regional Council of Carpenters Local #408 that covered less than 1% of our hourly workforce. We believe our relations with our employees are satisfactory.
Website Access
     Our website address is www.meadowvalley.com. On our website we make available, free of charge, our annual report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of our securities, code of ethics and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report.
Item 1A. Risk Factors
     The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements. The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:
     Dependence on Public Sector Customers. Substantially all of our revenue is generated from projects sponsored by federal, state and local governmental authorities. Consequently, any reduction in demand for our services by these governmental authorities for whatever reason, including a general economic slowdown or a continuation of the current trend toward reducing governmental spending, would have a material adverse effect on our business, financial condition and results of operations. Furthermore, government contracts are generally terminable at will, subject to a relatively small cancellation payment.
     Liability for Subcontractor Performance. We act as prime contractor on most of our construction projects and are therefore responsible for performance of the entire contract, including work assigned to subcontractors. Accordingly, we may be subject to substantial liability if a subcontractor fails to perform as required under the prime contract.
     Fixed Unit Price Risks. A substantial portion of our revenue is derived from “fixed unit price” contracts under which we are committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete). While fixed unit price contracts generally shift the risk of estimating the quantity of units required for a particular project to our customers, any increase in our unit cost over our unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by us and may have a material adverse effect on our business, financial condition and results of operations.
     Variations in Quarterly Operating Results. The construction industry is seasonal, generally due to inclement weather occurring in the winter months. Accordingly, we generally experience a seasonal pattern in our operating results with lower revenue in the first and fourth quarters of each calendar year than other quarters. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities and the stage of completion of major projects. Results for any one quarter, therefore, may not be indicative of results for other quarters or for the entire year.
     Potential Liability for Environmental Damages and Personal Injury. The construction industry is subject to significant risks of statutory, contractual and common law liability for environmental damages and personal injury. We may be liable for claims arising from our on-site or off-site services, including mishandling of hazardous or non-hazardous waste materials, or environmental contamination caused by us or our subcontractors, the costs for which could be substantial, even if we exercised due care and complied with all relevant laws and regulations. We are also subject to worker and third party claims for personal injury resulting in substantial liability for which we may be uninsured. We carry insurance which we consider sufficient to meet regulatory and customer requirements and to protect our assets and operations. Nevertheless, an uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, any inability to obtain insurance of the type and in the amounts required in connection with specific projects could impair our ability to bid on or complete such projects.
     An Inability to Secure and Permit Aggregate Reserves Could Negatively Impact Our Future Operations and Results. Tighter regulations for the protection of the environment and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure and permit aggregate reserves. Although we have thus far been able to secure and permit reserves to support our business, it is likely to become increasingly difficult to do so, and there is no assurance that we will be able to secure and permit reserves in the future.
     We Are Subject to Significant Bonding Requirements. We are required to provide bid and/or performance bonds in connection with governmental construction projects. Our current bonding limits are approximately $120 million in the aggregate and $30 million per project, but there can be no assurance that we will be able to maintain these bonding limits. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects. As a result of our bonding limits, we are restricted in the number and size of projects we may concurrently bid on, which may affect our results of operations.
     We Are Subject to Regulation. Our operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment, including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. We believe that we are in substantial compliance with all applicable laws and regulations. However, amendments to current laws and regulations imposing more stringent requirements could have a material adverse effect on us.
     There Are Risks Associated with Concentration of Construction Projects and Customers. Our operations are primarily situated in the states of Arizona and Nevada and our customers are primarily the Departments of Transportation in these two states. The discontinuance of any projects in these states, a general economic downturn or a reduction, as a result of market conditions, in the number of projects let out for bid in these two states, could have a material adverse effect on our business, financial condition and results of operations.
     We Face Intense Competition. Our business and industry are intensely competitive. We compete with a large number of small owner/operator contractors that tend to dominate smaller highway projects, together with larger, well capitalized regional and national contractors, when bidding on larger infrastructure projects. Moreover, due to currently favorable market conditions in our market areas, additional competition for projects continues to develop. Such additional competition could reduce our profit margins on our projects.
     Our Success Depends on Attracting and Retaining Qualified Personnel in a Competitive Environment. The single largest factor in our ability to profitably execute our work is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the resources available in the individual geographic areas in which we operate and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment.
     Dependence Upon Executive Officers. Our operations are dependent upon the continued services of our executive officers. The loss of services of any of our executive officers, whether as a result of death, disability or otherwise, could have a material adverse effect upon our operations. We have employment agreements with some of our executive officers and carry key person insurance on their lives.
     Strikes or Work Stoppages Could Have a Negative Impact on Our Operations and Results. Strikes or work stoppages by labor unions or attempts to unionize our workers could have a significant negative impact on our operations.

     Unavailability of Insurance Coverage Could Have A Negative Impact on Our Operations and Results. We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in most of our construction contracts. Although we have been able to obtain insurance coverage to meet our requirements in the past, there is no assurance that such insurance coverage will be available in the future.
     We Use Diesel Fuel, Asphalt Oil and Other Petroleum Based Products That Are Subject To Significant Price Fluctuations. These materials are used to run our equipment and are a significant part of the asphalt paving materials that are used in many of our construction projects. Although we can be partially protected by asphalt or fuel escalation clauses in some of our contracts, not all contracts provide such protection.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We owned or leased the following properties at December 31, 2005:

			Approximate	Approximate
			Building Size in	Land	Owned/
Location	Segment	Purpose	Square Feet	in Acres	Leased
4411 South 40th Street, Suites D-8, D-10, D-11, Phoenix, Arizona	CSS	Corporate office, Area office	8,280	—	Leased

3430 East Flamingo Suite 100, Las Vegas, Nevada	CMS	Area office	3,500	—	Leased

2601 East Thomas Road Suite 120, Phoenix, Arizona	CMS	Area office	3,200	—	Leased

2250 West Center Street Building two, Springville, Utah	CSS	Field Office	1,600	—	Leased

4635 Andrews Street, North Las Vegas, Nevada	CSS	Area office	4,320	—	Leased

109 West Delhi, North Las Vegas, Nevada	CMS	Ready Mix production facility	4,470	5	Owned

11500 West Beardsley Road, Sun City, Arizona	CMS	Ready Mix production facility	440	5	Leased

39245 North Schnepf Road, Queen Creek, Arizona	CMS	Ready Mix production facility	440	5	Owned

Richmar Ave., Las Vegas, Nevada	CMS	Ready Mix production facility	440	5	Owned

6210 Annie Oakley Drive Suite 102, Las Vegas, Nevada	CSS	Field Office	1,000	—	Leased

Moapa, Nevada	CMS	Sand and Aggegate production facility	840	40	Leased

Moapa, Nevada	CMS	Ready Mix production facility	440	—	Leased

Northwest Arizona	CMS	Sand and Aggegate production facility	840	40	Leased

Northwest Las Vegas, Nevada — Future Site	CMS	Sand and Aggegate production facility	—	40	Leased

Northwest Las Vegas, Nevada — Future Site	CMS	Ready Mix production facility	—	—	Leased
     Our CSS may lease office space on a short-term basis based on location, duration, and the availability of facilities at our ongoing construction sites.
     We have determined that the above properties are sufficient to meet our current needs.

Item 3. Legal Proceedings
     See Note 17—Litigation and Claim Matters in the accompanying consolidated financial statements (Item 8) for information regarding material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Meadow Valley Corporation’s common stock was listed on the Nasdaq National Market from October 1995 to August 2001. In August 2001, our securities were transferred to the Nasdaq SmallCap Market and trade under the symbol “MVCO.” The following table represents the high and low closing prices for our common stock on the Nasdaq SmallCap Market. As of March 15, 2006, there were approximately 1,700 record and beneficial owners of our common stock. On March 15, 2006, our common stock closed at $13.87 per share.

	2005		2004
	High	Low	High	Low
First Quarter	$7.35	$3.96	$2.75	$1.59
Second Quarter	7.20	4.56	2.71	2.07
Third Quarter	11.95	6.34	2.54	1.84
Fourth Quarter	14.26	7.88	4.81	2.43
     We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deems relevant.

Item 6. Selected Financial Data
Statement of Operations Information:
     The selected financial data as of and for each of the five years ended December 31, 2005, are derived from the Financial Statements of the Company and should be read in conjunction with the Financial Statements included elsewhere in this Annual Report on Form 10-K and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(as restated)	(as restated)	(as restated)
Statement of Operations Data:
Revenue	$183,872,863	$166,831,664	$154,106,865	$151,047,268	$174,063,148
Gross profit	15,187,579	6,967,790	6,343,618	7,531,597	4,658,361
Income (loss) from operations	6,521,006	457,951	(150,667)	932,657	(3,404,262)
Income (loss) before income taxes and minority interest	7,063,197	890,443	162,381	936,770	(3,192,562)
Net income (loss)	4,203,719	573,639	91,635	566,803	(2,523,931)
Basic net income (loss) per common share	$1.11	$0.16	$0.03	$0.16	$(0.71)
Diluted net income (loss) per common share	$1.01	$0.15	$0.03	$0.16	$(0.71)
Basic weighted average common shares outstanding	3,783,089	3,601,250	3,593,102	3,559,938	3,559,938
Diluted weighted average common shares outstanding	4,151,096	3,780,597	3,599,259	3,559,938	3,559,938
Dividends	—	—	—	—	—

Financial Position Data:
Working capital	$21,913,277	$2,294,162	$5,757,671	$2,701,266	$(887,784)
Total assets	87,016,530	65,328,832	55,366,528	57,434,203	62,823,852
Long-term debt	11,858,042	11,785,816	8,084,793	11,132,310	12,448,674
Stockholders’ equity	19,795,787	12,716,188	12,142,549	12,050,914	11,484,112
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere herein. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.
Executive Overview
     Our 2005 results showed significant improvement over 2004 and reflects what we had anticipated would result from our past decisions to focus on our historically most profitable markets as well as the expansion of our higher margin construction materials segment. Our construction services segment was favorably influenced by having completed the Gooseberry project with no additional losses. We believe our mediocre performance in 2003 and 2004 was directly attributable to losses totaling approximately $7.7 million on this now completed project. Besides avoiding any additional losses on the Gooseberry project, we also had a number of projects that performed much better than their original estimates, thus contributing to the improved gross profit from construction services. These project gross margin improvements primarily resulted from our project management’s ability to implement cost-saving planning and scheduling ideas, recommend and implement value-engineering alternatives, increasing crew productivity and avoiding mistakes. The construction materials segment had a record year in terms of both revenue and profit. Even though the total units sold decreased slightly, the ability to pass through rising raw materials costs helped account for increased revenue. Product pricing, logistical and equipment adjustments to minimize the impact of raw material shortages provided by third parties and other cost savings also contributed to improved gross profit for the construction materials segment. In addition, minimizing worker downtime and lost time due to injuries will invariably result in improved profitability. The completion of 2005 marked our eighth consecutive year of working over 1,000,000 man-hours. We continue to safely perform our work significantly better than industry averages. For example, our lost-time frequency rate (which approximates the number of injuries requiring days away from work for every 200,000 man-hours) was 1.07 compared to an industry average of 3.4. This is approximately 68% better than the industry average. Another frequently quoted safety statistic is a company’s experience modification rating, or “mod-rate.” A mod-rate less than one indicates that a company’s loss history, based on past injuries, is better than the average company. Our mod-rate is currently 0.74 or 26% better than the industry average.
     Another notable accomplishment during 2005 was the initial public offering of our Ready Mix, Inc. subsidiary. The sale of approximately 47% of our previously wholly-owned subsidiary netted approximately $17.1 million in proceeds, a portion of which was used to repay us for taxes and intercompany payables, and the balance will provide capital for further expansion of the CMS as disclosed in RMI’s public filings. Because we continue to own more than 50% of the outstanding capital stock of RMI we will continue to consolidate all of RMI’s revenue, gross profit, general and administrative expenses, and other income/expenses into our results and only deduct, as a minority interest, the approximately 47% of RMI’s net income from our net income. Because RMI’s initial public offering did not close until August 24, 2005, only approximately four months of minority interest deductions occurred in 2005.
     Our current year income tax liability for 2005 was also favorably impacted by our ability to utilize a portion of our net operating losses. The use of these NOLs resulted in a significantly reduced income tax liability for 2005. If we continue to be profitable, we expect year to year income tax liabilities to approximate 36% of income before tax expense in future periods, which will increase or decrease depending upon the yearly net impact of permanent taxable and nontaxable differences between pretax financial income and expenses and taxable income and deductions.
     We continue to work on the prosecution of outstanding construction project claims. We are vigorously preparing for court dates scheduled in the fall of 2006 and we hope that the Nevada Supreme Court will hear our appeal on the Clark County claim during 2006 as well. We cannot assure that these dates will not be delayed again.
Results of Operations
     The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicate:

(dollars in thousands)	For the Years Ended December 31,
	2005		2004		2003
			(as restated)		(as restated)
Revenue:
Construction services	$116,822	63.5%	$108,169	64.8%	$110,120	71.5%
Construction materials	67,051	36.5%	58,663	35.2%	43,987	28.5%

Total revenue	183,873	100.0%	166,832	100.0%	154,107	100.0%

Gross profit	15,188	8.3%	6,968	4.2%	6,344	4.1%
General and administrative expenses	8,667	4.7%	6,510	3.9%	6,494	4.2%

Income (loss) from operations	6,521	3.6%	458	0.3%	(151)	-0.1%
Interest income	563	0.3%	86	0.1%	59	0.0%
Interest expense	(362)	-0.2%	(348)	-0.2%	(489)	-0.3%
Other income	342	0.2%	695	0.4%	744	0.5%
Income tax expense	2,571	1.4%	317	0.2%	71	0.0%
Minority interest in consolidated subsidiary	289	0.2%	—	0.0%	—	0.0%

Net income	$4,204	2.3%	$574	0.3%	$92	0.1%

Depreciation and amortization	$4,499	2.4%	$3,202	1.9%	$2,728	1.8%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
          Revenue and Backlog. Consolidated revenue improved 10.2% to $183.9 million for the year ended December 31, 2005, as further referred to as “2005,” from $166.8 million for the year ended December 31, 2004, as further referred to as “2004.” The improved revenue resulted from an $8.4 million increase, net of inter-company sales, from the CMS, and an increase in revenue from the CSS of $8.7 million. The CMS revenue increase was due primarily to an approximate 18.1% increase in the average unit sales price in 2005 from 2004, which was partially offset by a 3.1% decrease in sales of cubic yards of concrete which we refer to as “units” in 2005 from 2004. Backlog in the CSS decreased to $68.4 million compared to $93.6 million a year ago. The beginning backlog in the CSS contributed to the increased revenue in 2005, based on the progress schedules and nature of the contracts contained in the backlog at the beginning of 2005. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by our surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by our CSS. Surety credit limits and conditions may improve as our financial performance improves, but there can be no assurance that surety credit will be increased.
          Gross Profit. Consolidated gross profit increased to $15.2 million for 2005 from $7.0 million for 2004 and consolidated gross margin, as a percent of revenue, increased to 8.3% in 2005 from 4.2% in 2004. Gross profit from CSS increased to $8.1 million in 2005 from $0.3 million in 2004 and the gross profit margin increased to 7.0% from 0.3% in the respective periods. In 2005, no additional loss was required to be recognized on the Gooseberry project. The total anticipated loss on the project is approximately $7.7 million. In August 2005, we received a notice of substantial completion from the owner on the Gooseberry project. We are currently in the process of submitting to the owner the necessary documentation to support our potential claims of changed conditions, associated delays and renegotiable unit prices due to quantity changes and interference. We believe, but can not assure, that there will not be any additional future losses. Gross profit margins are affected by a variety of factors including, the quality and accuracy of the initial estimate, construction delays and difficulties due to weather or other conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS increased to $7.1 million in 2005 from $6.6 million in 2004 and the gross profit margin decreased to 10.5% from 11.3% in the respective periods. The increase in gross profit and decrease in the gross profit margin during 2005 resulted primarily from our expansion of our operation and the under utilizing of new equipment. We anticipate the under utilization of new equipment through our expansion efforts, but long-term margins will benefit from the expansion efforts.
          Depreciation and Amortization. Depreciation and amortization expense increased to $4.5 million for 2005 from $3.2 million in 2004. The increase resulted from additional plant, equipment and vehicles we placed in service during 2005 and the 4th quarter of 2004. Of the $4.5 million for 2005, $2.4 million was from our construction materials segment, while $2.1 million came from our construction services segment.
          General and Administrative Expenses. General and administrative expenses increased to $8.7 million for 2005 from $6.5 million for 2004. This increase was primarily attributable to a $1.5 million increase in incentive compensation, a $0.3 million increase in payroll and payroll related expenses and taxes, increases of $0.1 million in insurance premiums, $0.2 million in legal fees and increases in public company expenses of $0.3 million, offset by $0.5 million decrease in bad debt expense.
          Interest Income, Expense and Other Income. Interest income increased to $.5 million for 2005 compared to 2004. Interest expense remained relatively flat at $.4 million for 2005. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue. Other income for 2005 decreased to $.3 million compared to 2004. Other income for 2004 consisted of gains on the disposal of property and equipment, which we did not have similar transactions in 2005.
          Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary represents the portion of income, net of tax, attributable to the shares of Ready Mix, Inc. not in our control.

          Income Taxes. The increase in the income tax provision for 2005 to $2.6 million compared to an income tax provision of $.3 million for 2004 was due to an increase in the pre-tax income during 2005. For 2005, our effective income tax rate differed from the statutory rate due primarily to state income taxes. The difference between the amount of the tax provision and the actual cash outlay was due to the net operating loss carry-forward and the tax treatment of disqualified dispositions of incentive stock options. We restated our 2004 and 2003 financial statements due to our audit committee determining that previously recorded valuation allowances against deferred tax assets were evaluated improperly. See Item 8 – Consolidated Financial Statements — Note 2 and Item 15, herein.
          Net Income. Net income was $4.2 million for 2005 as compared to net income of $.6 million for 2004. The increase in net income was the result of the improved gross profit, as discussed above, compared to 2004 where significant losses on the Gooseberry project were recognized.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
          Revenue and Backlog. Consolidated revenue improved 8.3% to $166.8 million for the year ended December 31, 2004, as further referred to as “2004,” from $154.1 million for the year ended December 31, 2003, as further referred to as “2003.” The improved revenue resulted from a $14.7 million increase, net of inter-company sales, from the CMS, offset by a decrease in revenue from the CSS of $2.0 million. The CMS revenue increase was due primarily to an approximate 25.0% volume increase in 2004 from 2003; the average unit sales price increased approximately 7.1% in 2004 from 2003. Backlog in the CSS increased to $93.6 million compared to $70.6 million a year ago. CSS revenue was impacted less by the amount of the beginning backlog than by the progress schedules and nature of the contracts contained in the backlog at the beginning of 2004. Revenue in the CSS was also affected by the Gooseberry project. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by our surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by our CSS. Surety credit limits and conditions may improve as our financial performance improves, but there can be no assurance that surety credit will be increased.
          Gross Profit. Consolidated gross profit increased to $7.0 million for 2004 from $6.3 million for 2003 and consolidated gross margin, as a percent of revenue, increased to 4.2% in 2004 from 4.1% in 2003. Gross profit from CSS decreased to $.3 million in 2004 from $2.2 million in 2003 and the gross profit margin decreased to .3% from 2.0% in the respective periods. The decrease in the CSS gross profit margin was greatly affected by the Gooseberry project. In 2004, we recognized an additional loss on the Gooseberry project in the amount of $5.2 million bringing the total anticipated loss at completion of the project to approximately $7.7 million. We believe, but can not assure, that there will not be any additional future losses. This project is scheduled for completion in the third quarter of 2005. Gross profit margins are affected by a variety of factors including, the quality and accuracy of the initial estimate, construction delays and difficulties due to weather or other conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS increased to $6.6 million in 2004 from $4.1 million in 2003 and the gross profit margin increased to 11.3% from 9.3% in the respective periods. The increase in the gross profit margin in the CMS during 2004 results from an increase of 7.1% in the average unit price and an increase in our unit volume of sales. The increase in the average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials.
          Depreciation and Amortization. Depreciation and amortization expense increased to $3.2 million for 2004 from $2.7 million in 2003. The increase resulted from additional plant, equipment and vehicles we placed in service during 2004. Of the $3.2 million for 2004, $1.6 million was from our construction materials segment, while $1.6 million came from our construction services segment.
          General and Administrative Expenses. General and administrative expenses remained flat at $6.5 million for 2004 when compared to 2003. Although the total general and administrative expenses remained relatively unchanged, payroll, bonuses and related payroll tax expenses increased by $.2 million, offset by a $.2 million decrease in bad debt expense.

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
          Income Taxes. The increase to $.3 million in the income tax provision for 2004 from $.1 million was the result of improved income before income tax expense when compared to 2003. For 2004, the Company’s effective income tax rate differed from the statutory rate due primarily to state income taxes and changes in the effective tax rate from 37.5% to 36.0% as the apportionment of taxable income between states has shifted more toward Nevada where no state income tax is paid. The difference between the amount of the tax provision and the actual cash outlay is due to the net operating loss carry-forward.
          Net Income. Net income was $.6 million for 2004 as compared to a net income of $.1 million for 2003. The increase in net income was the result of the improved gross profit, as discussed above, complemented by other income and offset by losses on the Gooseberry project.
Liquidity and Capital Resources
          Our primary need for capital will be the continued expansion of the CMS and to maximize our working capital so as to continually improve our bonding limits (see Bonding and Insurance in Item 1, herein). RMI’s public offering raised a significant amount of capital that is specifically earmarked for investment in the CMS operations. RMI no longer guarantees any Meadow Valley debt; however, RMI has indemnified Meadow Valley payment and performance bonds that were pre-existing prior to September 2005 and the initial public offering of RMI. As of December 31, 2005, Meadow Valley had $13.5 million of payment and performance bonds indemnified by RMI. On the other hand, there remain certain guarantees that Meadow Valley Corporation continues to make for the benefit of RMI. We expect, but cannot assure, that eventually there will be no guarantees between the two related companies. As we expand our businesses we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations.
          Historically, our primary source of cash has been from operations and financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the coming year.
          During December 2005, we entered into new credit facilities with CIT Construction, which provides MVCI a $3.0 million revolving credit facility and a $5.0 million capital expenditure commitment, and RMI a $5.0 million revolving credit facility as well as a $10.0 million capital expenditure commitment. The new CIT credit facilities are collateralized by each of our subsidiary’s assets as well as our guarantee. Under the terms of the agreements, MVCI, RMI and Meadow Valley are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a ratio of cash flow to current portion of long term debt. As of December 31, 2005, we were compliant with the covenants.
          The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows.

	For the Years Ended December 31,
	2005	2004	2003
Cash provided by operating activities	$5,217,432	$10,986,026	$5,033,068
Cash provided by (used in) investing activities	(5,128,942)	(1,542,131)	1,207,276
Cash provided by (used in) financing activities	13,312,609	(4,018,065)	(4,791,491)
          Cash provided by operating activities during 2005 of $5.2 million represents a $5.8 million decrease from the amount provided by operating activities during 2004. The change was primarily due to a decrease in the collection of $4.1 million of claims receivable collected in 2004 and an increase in disbursements in 2005 of $2.2 million in accounts payable when compared to 2004.

          Cash used in investing activities during 2005 of $5.1 million represents a $3.6 million increase from the amount used in investing activities during 2004. The change was primarily due to a $1.0 million increase in the purchase of property and equipment, a $2.0 million decrease in proceeds received from the sale of property and equipment and a $0.6 million decrease in restricted cash.
          Cash provided by financing activities during 2005 of $13.3 million represents a $17.3 million increase from the amount used in financing activities during 2004. The change was primarily due to a $2.0 million increase in proceeds from the issuance of common stock, a $17.1 million increase in proceeds from minority interest in consolidated subsidiary net of offering costs, a $0.4 million decrease in repayment of capital lease obligations, a $0.7 million decrease in proceeds received from notes payable and a $1.4 million increase in repayment of notes payable.
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
          Cash provided by investing activities during 2003 of $1.2 million represents a $.4 decrease from the amount provided by investing activities during 2002. Investing activities during 2003 were due primarily to cash received from the disposal of assets including equipment and land of $1.7 million, offset by capital expenditures of $.6 million and an increase of $.2 million in restricted cash. During 2003 we acquired $1.6 million of equipment through direct debt financing.
          Cash used in financing activities during 2003 of $4.8 million represents a $1.3 million increase from the amount used in financing activities during 2002. Financing activities during 2003 were primarily the repayment of notes payable and capital lease obligations of $4.8 million.
Impact of Inflation
          There have been increases in the cost of our raw materials and the transport of those materials, however, we have been able to effectively pass these additional costs on to our customers. Therefore, we believe that inflation has not had a material impact on our operations. However, additional substantial increases in labor costs, worker compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect our operations in future periods. Furthermore, increased interest rates typically track rising inflation. To the extent that rising interest rates equate to higher home mortgage rates, which have an impact on construction activity, a material rise in the inflation rate could cause a decline in residential or commercial construction and a negative impact on our business.

Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at December 31, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations

Long-term debt	$14,942	$3,519	$5,442	$5,002	$979

Interest payments on long-term debt (1)	2,680	911	1,249	468	52

Capital lease obligations	1,042	591	451	—	—

Operating leases	6,918	2,522	3,437	908	51

Purchase obligations	5,332	1,268	2,481	1,583	—

Other long term liabilities (2)	1,999	800	1,199	—	—

Total contractual obligations	$32,913	$9,611	$14,259	$7,961	$1,082

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 1.99% to 8.55% per annum. We do not assume an increase in the variable interest rate. See Note 10 – Notes payable and Note 11 – Line of Credit in the notes to the consolidated financial statements included in Item 8.

(2)	Other long-term liabilities include employment contracts with five of our key executives that call for annual salaries ranging from $110,000 to $250,000 through October 2008, and are to be reviewed annually by our Compensation Committee.
Known and Anticipated Future Trends and Contingencies
          Our CMS has shown steady growth since its inception and we plan to continue to exploit opportunities within that segment of our business. The initial public offering completed in 2005 for a portion of RMI was to raise capital for such purposes. The key dynamics of employment and population growth within our geographic markets appear to present the CMS with continued growth opportunities. Furthermore, during the past approximately thirty months, occasional shortages of cement, a key raw material used in the production of ready mix concrete, have created both challenges and opportunities – while costs have increased, the market environment has permitted us to pass those costs on to the end user rather than absorb them. It appears that demand for construction materials will remain steady and that the supply of raw materials will remain relatively limited, thereby likely maintaining stable prices, or, if costs rise, a possibility of further price increases.
          We have exited the construction services market in New Mexico and Utah, however, we may occasionally perform work in southern Utah that we believe can be effectively managed from our full time office in Las Vegas and we still maintain a small sand and gravel operation in Nephi, Utah. In spite of having physically exited these markets, we continue to expend resources dealing with two New Mexico projects with unresolved claims and we will be finalizing a claim to be submitted to the Federal Highway Administration on the Gooseberry project that was completed in 2005. We believe we have conservatively booked claim revenue on the New Mexico projects and we have booked no claim revenue on the Gooseberry project. Therefore, in the future, we believe we may be able to recover at least what we have booked to date, if not more.
          If the CSS can continue to demonstrate operating improvements, then as profitability, working capital and liquidity increase, so too will surety credit likely increase, thereby allowing us to bid on and perform more and larger projects. Bidding opportunities within our focused market areas of Nevada and Arizona are ample for the size of our current surety program and the Company believes, given historical bidding success, that the backlog may increase slightly during 2006.

          As public works constitute the majority of our CSS volume, and governmental entities are the primary source of funding for infrastructure work, it is, therefore, important that public funding be maintained. The national transportation legislation, SAFETEA-LU, was signed by President Bush on August 10, 2005 and should provide relatively stable funding for transportation infrastructure at least until its expiration in the fall of 2009.
          The competitive bidding process will continue to be the dominant method for determining contract awards. However, other innovative bidding methods will be tried and may gain favor, namely “A Plus B” contracts, where the bidders’ proposals are selected on both price and scheduling criteria. Design-build projects and Construction Manager at Risk (“CM@Risk”) projects are becoming more common and are likely to increase in frequency. We have no prior history of building design-build or CM@Risk projects, therefore, we are at a disadvantage in competing for projects using these delivery methods.
          In light of the rising need for infrastructure work throughout the nation and the tendency of current the need to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought. Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards. There is also a trend toward local and state legislation regulating growth and urban sprawl. The passage of such legislation and the degree of growth limits imposed by it could dramatically affect the nature of our markets.
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
Critical Accounting Policies
          Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America, or “GAAP.” We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.
          Our significant accounting policies are described below and in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for slow moving and obsolete inventory. The revenue recognition and cost estimation accounting method is applied by the CSS to heavy construction projects executed under multi-year contracts with various customers. Approximately 64%, 65% and 71% of total net revenue was recognized under the percentage-of-completion method of accounting during 2005, 2004 and 2003, respectively.
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
          The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our financial statements. A number of internal and external factors affect our percentage-of-completion estimates, including labor rate and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our consolidated financial statements.
     Collectibility of Accounts Receivable
          We are also required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts as of December 31, 2005 and 2004 amounted to $326,112 and $607,677, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history.
     Inventory, net:
          We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At December 31, 2005 and 2004, inventories of $776,978 and $871,112, respectively, are net of reserves of $244,271 and $286,822, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or market activity.
     Valuation of Property, Plant and Equipment:
          We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method, over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Plants	5-15 years
Computer equipment	5 years
Equipment	3-10 years
Leasehold improvements	2-10 years
Office furniture and equipment	5-7 years
Vehicles	5 years
          The life on any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, rain and the terrain conditions to reach the job site where the material is delivered. We maintain, service and repair approximately 95% of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
          We also review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairments are recognized in the period during which they are identified. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
     Income taxes:
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
     Classification of Leases:
          We follow the standards established by Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, which we will refer to as “FAS 13.” One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 52 ready-mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria of FAS 13 for capitalization, the leases are classified as operating leases. If we would have desired at the inception of the leases to have the ownership transfer at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases would have been classified as capital leases.
Recent Accounting Pronouncements
          In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our business, financial condition or results of operations.
          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on our business, financial position or results of operations.
          In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123. See Note 1—Summary of Significant Accounting Policies and Use of Estimates in the accompanying consolidated financial statements (Item 8) for disclosure information regarding Stock Option Expense. We estimate the expense for the year ending December 31, 2006 will be approximately $285,000 based on 494,857 options remaining outstanding under our plan and 253,125 options remaining outstanding under our subsidiary RMI’s plan during the year ending December 31, 2006.
          During May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on our business, financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate and commodity price market risk.
          Interest Rate Risk – From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.
          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2005. Assuming a 100 basis point increase in the prime interest rate at December 31, 2005 the potential increase in the fair value of our debt obligations would have been approximately $51,500 at December 31, 2005. See Note 10—Notes payable and Note 11—Lines of credit in the accompanying consolidated financial statements included in Item 8.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Meadow Valley Corporation
We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows and supplemental financial statement schedules included in Item 15 for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test            basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As indicated in Note 2, the accompanying consolidated financial statements of Meadow Valley Corporation and Subsidiaries have been restated at December 31, 2004 and for each of the two years in the period ended December 31, 2004.
In our opinion, the consolidated financial statements and supplemental financial statement schedules referred to above present fairly, in all material respects, the consolidated financial position of Meadow Valley Corporation and Subsidiaries at December 31, 2005 and 2004, and the results of its consolidated operations, changes in stockholders’ equity and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.
Certified Public Accounts
Phoenix, Arizona
March 10, 2006
INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
		(as restated)
Assets:
Current assets:
Cash and cash equivalents	$23,565,317	$10,164,218
Restricted cash	1,267,090	1,268,449
Accounts receivable, net	25,139,640	22,163,719
Prepaid expenses and other	3,171,670	2,818,395
Inventory, net	776,978	871,112
Costs and estimated earnings in excess of billings on uncompleted contracts	1,991,993	449,358
Deferred tax asset	760,724	2,141,731

Total current assets	56,673,412	39,876,982
Property and equipment, net	26,033,096	21,541,946
Refundable deposits	478,965	21,780
Mineral rights and pit development, net	194,977	252,044
Claims receivable	3,521,080	3,521,080
Other receivables	115,000	115,000

Total assets	$87,016,530	$65,328,832

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$18,521,558	$19,711,571
Accrued liabilities	5,878,595	4,907,554
Notes payable	3,518,892	5,212,187
Obligations under capital leases	546,801	531,746
Income tax payable	391,202	—
Billings in excess of costs and estimated earnings on uncompleted contracts	5,903,087	7,219,762

Total current liabilities	34,760,135	37,582,820
Notes payable, less current portion	11,423,044	10,804,017
Obligations under capital leases, less current portion	434,998	981,799
Deferred tax liability	3,177,771	3,244,008

Total liabilities	49,795,948	52,612,644

Commitments and contingencies
Minority interest in consolidated subsidiary	17,424,795	—

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 4,136,912 and 3,601,250 issued and outstanding	4,137	3,601
Additional paid-in capital	13,818,913	10,943,569
Capital adjustments	(799,147)	(799,147)
Retained earnings	6,771,884	2,568,165

Total stockholders’ equity	19,795,787	12,716,188

Total liabilities and stockholders’ equity	$87,016,530	$65,328,832

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Revenue:
Construction services	$116,822,072	$108,168,921	$110,119,548
Construction materials	67,050,791	58,662,743	43,987,317

Total revenue	183,872,863	166,831,664	154,106,865

Cost of revenue:
Construction services	108,706,174	107,827,853	107,883,229
Construction materials	59,979,110	52,036,021	39,880,018

Total cost of revenue	168,685,284	159,863,874	147,763,247

Gross profit	15,187,579	6,967,790	6,343,618
General and administrative expenses	8,666,573	6,509,839	6,494,285

Income (loss) from operations	6,521,006	457,951	(150,667)

Other income (expense):
Interest income	562,914	85,864	58,622
Interest expense	(362,326)	(348,229)	(489,117)
Other income	341,603	694,857	743,543

	542,191	432,492	313,048

Income before income taxes and minority interest in consolidated subsidiary	7,063,197	890,443	162,381
Income tax expense	2,570,955	316,804	70,746

Income before minority interest in consolidated subsidiary	4,492,242	573,639	91,635
Minority interest in consolidated subsidiary	288,523	—	—

Net income	$4,203,719	$573,639	$91,635

Basic net income per common share	$1.11	$0.16	$0.03

Diluted net income per common share	$1.01	$0.15	$0.03

Basic weighted average common shares outstanding	3,783,089	3,601,250	3,593,102

Diluted weighted average common shares outstanding	4,151,096	3,780,597	3,599,259

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2003 (as previously reported)	3,559,938	$3,601	$10,943,569	$(799,147)	$1,304,424
Prior period adjustment (See Note 2)					598,467

Balance at January 1, 2003 (as restated)	3,559,938	3,601	10,943,569	(799,147)	1,902,891
Treasury stock used in funding employer retirement plan contributions	41,312
Net income for the year ended 2003 (as restated)					91,635

Balance at December 31, 2003	3,601,250	3,601	10,943,569	(799,147)	1,994,526
Net income for the year ended 2004 (as restated)					573,639

Balance at December 31, 2004	3,601,250	3,601	10,943,569	(799,147)	2,568,165
Common stock issued on exercise of options, net of tax benefit (1)	535,662	536	2,875,344
Net income for the year ended 2005					4,203,719

Balance at December 31, 2005	4,136,912	$4,137	$13,818,913	$(799,147)	$6,771,884

(1) –	Additional paid-in capital associated with the issuance of common stock on exercise of options includes an income tax benefit in the amount of $884,083.
The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$178,671,433	$173,023,546	$156,457,827
Cash paid to suppliers and employees	(173,653,659)	(161,769,236)	(151,048,332)
Interest received	562,914	85,864	58,622
Interest paid	(362,326)	(348,229)	(489,117)
Income taxes refunded (paid)	(930)	(5,919)	54,068

Net cash provided by operating activities	5,217,432	10,986,026	5,033,068

Cash flows from investing activities:
Decrease (increase) in restricted cash	1,359	576,442	(163,530)
Proceeds from sale of property and equipment	391,504	2,450,931	776,822
Purchase of property and equipment	(5,521,805)	(4,569,504)	(613,800)
Proceeds from land held for sale	—	—	942,701
Proceeds from sale of mineral rights and pit development	—	—	265,083

Net cash provided by (used in) investing activities	(5,128,942)	(1,542,131)	1,207,276

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,991,797	—	—
Proceeds from minority interest in consolidated subsidiary	17,747,900	—	—
Offering costs associated with minority interest in consolidated subsidiary	(611,628)	—	—
Repayment of capital lease obligations	(531,746)	(906,191)	(1,032,586)
Proceeds received from notes payable	543,998	1,281,570	—
Repayment of notes payable	(5,827,712)	(4,393,444)	(3,758,905)

Net cash provided by (used in) financing activities	13,312,609	(4,018,065)	(4,791,491)

Net increase in cash and cash equivalents	13,401,099	5,425,830	1,448,853

Cash and cash equivalents at beginning of year	10,164,218	4,738,388	3,289,535

Cash and cash equivalents at end of year	$23,565,317	$10,164,218	$4,738,388

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,203,719	$573,639	$91,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,499,044	3,201,683	2,728,309
Gain on sale of property, equipment and land	(9,397)	(485,911)	(537,173)
Deferred taxes, net	2,198,853	310,885	124,814
Allowance for doubtful accounts	(281,565)	(102,476)	422,820
Inventory allowance	(42,551)	(917,375)	186,197
Minority interest in consolidated subsidiary	288,523	—	—

Changes in operating assets and liabilities:
Accounts receivable	(2,674,326)	(1,397,221)	116,531
Income taxes receivable	(20,030)	—	—
Claims receivable	—	4,101,898	(3,714,020)
Prepaid expenses and other	62,742	(238,707)	(100,620)
Inventory	136,685	1,295,381	382,920
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,542,635)	1,013,951	79,752
Refundable deposits	(457,185)	72,519	(43,695)
Claims receivable, less current portion	—	—	4,440,027
Other receivables	—	(115,000)	32,223
Accounts payable	(1,190,013)	1,064,714	(1,265,659)
Accrued liabilities	971,041	343,738	866,705
Income taxes payable	391,202	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,316,675)	2,264,308	1,222,302

Net cash provided by operating activities	$5,217,432	$10,986,026	$5,033,068

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies and Use of Estimates:
     Nature of the Corporation:
          Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”)(“construction services segment”) and Ready Mix, Inc. (“RMI”)(“construction materials segment”.) MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in the states of Nevada, Arizona, and southern Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas and Phoenix metropolitan areas. Formed by the Company, RMI commenced operations in 1997. In 2005, the Company sold, in a public offering, approximately 47% of its ownership in RMI and continues to own approximately 53%.
     Liquidity:
          The Company incurred income (loss) from operations for the years ended December 31, 2005, 2004 and 2003 of $6,521,006, $457,951 and $(150,667) and has provided cash from operating activities of $5,217,432, $10,986,026 and $5,033,068 for the years ended December 31, 2005, 2004 and 2003. In 2004, the Company sold a parcel of land, held by the construction service segment, to a third party for $350,000 resulting in a gain on the disposal of the land in the amount of $44,668, which is included in other income. In 2005 the Company sold approximately 47% of its stake in a subsidiary, RMI, through an initial public offering, which resulted in approximately $17.1 million in net proceeds after underwriters’ commissions and other offering costs. The Company continues to own approximately 53% of the outstanding shares of RMI as of December 31, 2005.
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
     Principles of Consolidation:
          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries MVCI and RMI. Intercompany transactions and balances have been eliminated in consolidation.
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
          Significant estimates are used when accounting for the percentage-of-completion and the estimated gross profit on projects in progress, allowance for doubtful accounts, inventory allowance, depreciation and amortization, realization of claims receivable, accruals, taxes, contingencies and the valuation of the incentive stock options which are discussed in the respective notes to the consolidated financial statements.
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
     Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of December 31, 2005 the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of this amount, the Company’s portion of the claims total was $10,548,878 and the balance of $8,287,101 pertains to a prime contractor or subcontractors’ claims.
          Total claim amounts reported in the Company’s consolidated financial statements are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claims receivable as of December 31, 2005 and 2004 to offset a portion of costs incurred to-date on the claims. The claims receivable as of December 31, 2005 and 2004 are comprised of a long-term portion of $3,521,080.
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
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of December 31, 2005 and 2004. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.
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
     Restricted Cash:
          At December 31, 2005 and 2004, funds in the amount of $1,267,090 and $1,268,449, respectively, were held in trust, in lieu of retention, on certain of the Company’s construction contracts and will be released to the Company after the contracts are completed.
     Accounts Receivable, net:
          Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress as well as other trade and non-trade receivables.
          The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. At December 31, 2005 and 2004, the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $326,112 and $607,677, respectively. During the years ended December 31, 2005, 2004 and 2003 the Company incurred bad debt expense (recovery) in the amounts of $(206,694), $278,022 and $431,909, respectively. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected.
          At December 31, 2005 and 2004 all of the Company’s accounts receivable were pledged as collateral for the Company’s lines of credit.
     Inventory, net:
          Inventory, which consist primarily of raw materials, are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. At December 31, 2005 and 2004, the Company had an allowance for potentially obsolete or slow moving inventory in the amounts of $244,271 and $286,822.
          At December 31, 2005 and 2004, the Company’s inventory was pledged as collateral for the Company’s lines of credit.
     Property and Equipment:
          Property and equipment are recorded at cost. Depreciation charged to operations during the years ended December 31, 2005, 2004 and 2003 was $4,441,977, $3,144,617 and $2,671,242, respectively. Depreciation is provided for on the straight-line method, over the estimated useful lives. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter.
          The estimated useful lives of property and equipment are:

Plants	5-15 years
Computer equipment	5 years
Equipment	3-10 years
Vehicles	5 years
Office furniture and equipment	5-7 years
Leasehold improvements	2-10 years
          At December 31, 2005 and 2004, all property and equipment were pledged as collateral for the Company’s lines of credit, notes payable or capital lease obligations.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Income Taxes:
          The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In prior years the Company filed consolidated tax returns with MVCI and RMI. The Company absorbed the net income of MVCI and RMI pursuant to a tax sharing agreement, which called for any income tax receivable or payable to be remitted to, or paid by, the Company. As a result of the public offering of RMI’s stock, RMI can no longer include its income as a part of the Company’s consolidated tax return and will file its own tax return in their respective tax jurisdictions.
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
          The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2005 and 2004.
     Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:
          The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
     Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.
     Stock-Based Compensation:
          Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company and its subsidiary, RMI, have chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.
          In January 2005, RMI adopted the 2005 Equity Incentive Plan providing for the granting of both qualified incentive stock options and non-statutory stock options. The Company has reserved 675,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of RMI’s Board of Directors and may be awarded to officers, directors, employees and consultants. Consultants may receive only non-qualified stock options.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock Based Compensation (Continued):
          The maximum term of the stock options for RMI is five years. The maximum term of the stock options for the Company is 10 years. The amount of underlying stock granted under each stock option agreement may be exercised as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the appropriate company’s common stock on the day of grant.
          During January 2005, RMI’s Board of Directors granted 232,875 stock options to officers, directors and employees at an exercise price of $11.00 per share. The options, which vest over three years, must be exercised within five years of the date of grant.
          During November 2005, the Boards of Directors of the Company and RMI granted 15,000 and 20,250 stock options to a director and employees at an exercise price of $9.38 and $12.50 per share, respectively. The options, which vest over three years, must be exercised within 10 and five years, respectively, of the date of grant.
          All stock options issued have an exercise price not less than the fair market value of the Company’s or RMI’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s or RMI’s financial statements for the years ended December 31, 2005, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s or RMI’s net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

	Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Net income, as reported	$4,203,719	$573,639	$91,635
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(157,146)	(92,852)	(58,604)

Pro forma net income	$4,046,573	$480,787	$33,031

Basic net income per common share
As reported	$1.11	$0.16	$0.03
Pro forma	1.07	0.13	0.01

Diluted net income per common share
As reported	$1.01	$0.15	$0.03
Pro forma	0.97	0.13	0.01
          There were no options issued by the Company during 2004. There were no options issued by RMI during 2004 and 2003.
          The fair value of the Company’s option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005: expected life of options of three years, expected volatility of 80.90%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2005 was approximately $5.18. The stock- based compensation expense, net of tax, is deemed to be incurred equally over each accounting period of the three year vesting schedule of the options.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
          The fair value of the Company’s option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003: expected life of options of three years, expected volatility of 82.23%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2003 was approximately $.82. The stock-based compensation expense, net of tax, is deemed to be incurred equally over each accounting period of the three year vesting schedule of the options.
          The fair value of the Company’s option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001: expected life of options of five years, expected volatility of 60.85%, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 was approximately $.97. The stock-based compensation expense, net of tax, is deemed to be incurred equally over each accounting period of the three year vesting schedule of the options.
          The fair value of RMI option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in January 2005: expected life of options of three years, expected volatility of 21.4%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted January 2005 was approximately $1.95. The stock-based compensation expense, net of tax, is deemed to be incurred equally over each accounting period of the three year vesting schedule of the options.
          The fair value of RMI option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in November 2005: expected life of options of three years, expected volatility of 23.3%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted November 2005 was approximately $2.84. The stock-based compensation expense, net of tax, is deemed to be incurred equally over each accounting period of the three year vesting schedule of the options.
     Recent Accounting Pronouncements:
          In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s financial position or results of operations.
          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s financial position or results of operations.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company intends to comply with the standard upon its effectiveness; however, the Company does not believe that the impact to the Company’s consolidated financial statements would be materially different from the pro forma disclosures under SFAS No. 123 disclosed on the previous page under the heading Stock Based Compensation. The Company estimates the expense for the year ending December 31, 2006 will be approximately $285,000 based on 494,857 options remaining outstanding under the Company’s plan and 253,125 options remaining outstanding under the Company’s subsidiary RMI’s plan during the year ending December 31, 2006.
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
2.	Restatement of Financial Statements:
          On March 2, 2006 the Company’s audit committee completed a review of the Company’s valuation allowance against its deferred tax asset and income tax provision calculations. In light of the historical operating losses of the Company’s construction services segment, it was previously deemed prudent to decrease the deferred tax asset by creating an allowance against deferred tax assets. The primary purpose of the allowance was to minimize the risk of carrying net operating losses that could potentially expire unutilized. After review, and with the concurrence of its independent auditors, the Company determined that the valuation allowance should have been limited to amounts in excess of the deferred tax liability amount. Accordingly, the Company is restating years 2004 and 2003 in these consolidated financial statements and the required filings with the United States Securities and Exchange Commission. Netting deferred tax assets (before any allowance) against deferred tax liabilities had the effect of entirely eliminating the allowance since deferred tax liabilities exceeded deferred tax assets. The restatement resulted in an increase to retained earnings of approximately $598,000 as of January 1, 2003, a decrease in net income of approximately $29,000 for the year ended December 31, 2003 and a decrease in net income of approximately $26,000 for the year ended December 31, 2004.
3.	Concentration of Credit Risk:
          The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2005 and 2004, the Company has uninsured cash, cash equivalents, and restricted cash in the amounts of approximately $27,000,000 and $12,000,000, respectively.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.	Concentration of Credit Risk (Continued):
          The Company’s business activities and accounts receivable are with customers in the construction industry and various governmental authorities and municipalities located primarily in Nevada and Arizona. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.
4.	Accounts Receivable, net:
          Accounts receivable, net consists of the following:

	December 31,
	2005	2004
Contracts in progress	$12,101,708	$11,635,825
Contracts in progress — retention	3,075,487	1,801,612
Completed contracts	39,480	273,364
Completed contracts — retention	1,044,929	1,506,693
Other trade receivables	9,135,832	7,176,141
Other receivables	68,316	377,761

	25,465,752	22,771,396
Less: Allowance for doubtful accounts	(326,112)	(607,677)

	$25,139,640	$22,163,719

5.	Contracts in Progress:
          Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2005	2004
Costs incurred on uncompleted contracts	$165,582,867	$97,962,831
Estimated earnings (loss) to date	2,196,947	(4,500,300)

	167,779,814	93,462,531
Less: billings to date	(171,690,908)	(100,232,935)

	$(3,911,094)	$(6,770,404)

          Included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,991,993	$449,358
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,903,087)	(7,219,762)

	$(3,911,094)	$(6,770,404)

6.	Land Held for Sale:
          In February 2004, the Company sold a parcel of land held by the construction services segment with a cost basis of $264,738 to a third party for $350,000. The Company recognized a net gain on the disposal of the land in the amount of $44,668 which is included in other income for the year ended December 31, 2004. In September 2003, the Company sold a parcel of land, which was held by the construction materials segment, to a third party for $942,701, net of selling expenses. The Company recognized a net gain on the disposal of the land in the amount of $231,170, which is included in other income for the year ended December 31, 2003.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.	Property and Equipment:
          Property and equipment consists of the following:

	December 31,
	2005	2004
Land	$2,647,763	$2,343,975
Plants	9,417,309	7,656,292
Computer equipment	880,530	783,460
Equipment	16,762,810	14,131,600
Vehicles	9,307,975	8,235,239
Office furniture and fixtures	90,029	87,241
Leasehold improvements	286,607	536,798
Water rights	2,250,000	—

	41,643,023	33,774,605
Less: Accumulated depreciation	(15,609,927)	(12,232,659)

	$26,033,096	$21,541,946

8.	Accounts Payable:
          Accounts payable consists of the following:

	December 31,
	2005	2004
Trade	$15,238,752	$16,787,461
Retentions	3,282,806	2,924,110

	$18,521,558	$19,711,571

9.	Accrued Liabilities:
          Accrued liabilities consist of the following:

	December 31,
	2005	2004
Compensation	$4,125,792	$2,543,308
Taxes	449,445	776,872
Insurance	699,928	611,510
Other	603,430	975,864

	$5,878,595	$4,907,554

10.	Notes Payable:
          Notes payable consists of the following:

	December 31,
	2005	2004
Notes payable, variable interest rate was 7.25% at December 31, 2005, with combined monthly principal payments of $14,186 and $15,536, as of December 31, 2005 and 2004, due dates ranging from July 14, 2005 to May 13, 2006, collateralized by equipment	$58,139	$237,813

Note payable, 7.50% interest rate with monthly payments of $29,855, due January 1, 2010, collateralized by equipment	—	1,486,569

	$58,139	$1,724,382

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.	Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	December 31,
	2005	2004
Totals from previous page	$58,139	$1,724,382

Notes payable, interest rates ranging from 4.00% to 7.58%, with combined monthly payments of $51,422, due dates ranging from January 18, 2005 to October 20, 2005, collateralized by equipment	—	163,410

Notes payable, interest rates ranging from 4.50% to 6.75%, with combined monthly payments of $18,577, due dates ranging from January 31, 2006 to December 1, 2008, collateralized by equipment and vehicles	454,636	661,476

Notes payable, non-interest bearing, with combined monthly payments of $7,641, due dates ranging from August 15, 2008 to September 15, 2008 (less unamortized discount of $17,903 - effective rate of 6%), collateralized by vehicles	228,341	337,390

Line of credit for $2,023,102, variable interest was 8.00% at December 31, 2005, interest only payments until December 31, 2007, then principal plus interest payments, due December 31, 2010, collateralized by all assets in the Company (See Note 11)	1,675,044	5,191,102

Notes payable, interest rates ranging from 1.99% to 6.75% with combined monthly payments of $153,748 and $156,958, as of December 31, 2005 and 2004, due dates ranging from April 1, 2005 to November 10, 2008, collateralized by equipment	2,465,831	4,145,697

Notes payable, interest rates ranging from 5.25% to 8.55% with combined monthly payments of $23,711, due dates ranging from December 18 , 2005 to February 27, 2006, collateralized by equipment	43,676	312,941

Notes payable, interest rates ranging from 5.31% to 5.99% with combined monthly payments of $14,199, due dates ranging from January 31, 2009 to January 5, 2010, collateralized by vehicles	523,719	660,371

Notes payable, interest rates ranging from 6.21% to 6.34% with combined monthly payments of $8,371 and a principal payment of $753,314 due April 16, 2009, collateralized by land	905,626	947,927

Note payable, 7.05% interest rate with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	307,645	320,639

Note payable, 6.50% interest rate with monthly payments of $14,732, due October 11, 2009, collateralized by equipment	973,296	1,082,912

	$7,635,953	$15,548,247

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.	Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	December 31,
	2005	2004
Totals from previous page	$7,635,953	$15,548,247

Non-interest bearing notes payable, with combined monthly payments of $5,148 and $6,151, as of December 31, 2005 and 2004, due dates ranging from May 7, 2005 to July 23, 2007, (less unamortized discount of $4,818 - effective rate of 6%), collateralized by equipment	100,628	166,422

Note payable, 6.70% interest rate with monthly payments of $35,976, due August 1, 2005, collateralized by the Company’s general liability insurance policy	—	246,298

Note payable, 5.90% interest rate with monthly principal payments of $1,905 plus interest, due May 24, 2007, collateralized by equipment	32,380	55,237

Notes payable, interest rates ranging from 5.90% to 6.88% with combined monthly payments of $14,883, due dates ranging from January 31, 2010 to December 9, 2010, collateralized by vehicles	681,717	—

Notes payable, interest rates ranging from 1.90% to 7.90% with combined monthly payments of $64,858, due dates ranging from December 20, 2007 to December 21, 2010, collateralized by equipment	2,369,312	—

Note payable, variable interest rate was 8.50% at December 31, 2005, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,692,857	—

Notes payable, 7.50% interest rates with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	483,198	—

Line of credit for $3,000,000, variable interest rate was 8.00% at December 31, 2005, interest only payments until December 31, 2008, then principal plus interest payments due December 31, 2011, collateralized by all assets of the Company (See Note 11)	250,000	—

Line of credit for $5,000,000, variable interest was 7.50% at December 31, 2005, interest only payments until December 31, 2008, then principal plus interest payments due December 31, 2011, collateralized by all assets of the Company (See Note 11)	1,465,733	—

Note payable, 6.88% interest rate with monthly payments of $39,133, due August 1, 2006, collateralized by the Company’s general liability insurance policy	230,158	—

	14,941,936	16,016,204
Less: current portion	(3,518,892)	(5,212,187)

	$11,423,044	$10,804,017

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.	Notes Payable (Continued):
          Following are maturities of long-term debt as of December 31, 2005 for each of the next 5 years and thereafter:

2006	$3,518,892
2007	2,911,147
2008	2,530,376
2009	3,514,715
2010	1,487,752
2011 and thereafter	979,054

$14,941,936

11.	Lines of Credit:
          During December 2005, the Company successfully entered into a $3,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of December 31, 2005 was 8.0%. The Company utilized a portion of the line of credit to repay a portion of its term debt. The balance outstanding on the line of credit as of December 31, 2005 was $250,000 and is reported in Note 10 of these notes to consolidated financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of December 31, 2005, the Company was in compliance with these covenants.
          During December 2005, RMI successfully entered into a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of December 31, 2005 was 7.50%. RMI utilized a portion of the line of credit to repay a portion of its term debt. The balance outstanding on the line of credit as of December 31, 2005 was $1,465,733 and is reported in Note 10 of these notes to consolidated financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s assets. Under the terms of the agreement, RMI is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of December 31, 2005, RMI was in compliance with these covenants.
          During December 2005, the Company successfully converted a term loan agreement into a line of credit in the amount of $2,023,102, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of December 31, 2005 was 8.0%. The balance outstanding on the line of credit as of December 31, 2005 was $1,675,044 and is reported in Note 10 of these notes to consolidated financial statements. The line of credit agreement allows interest only payments until December 31, 2007. Then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2010 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of December 31, 2005, the Company was in compliance with these covenants.
          In addition to the lines of credit mentioned above, the Company and RMI have also established capital expenditure commitments in the amounts of $5,000,000 and $10,000,000, respectively. The purposes of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Related Party Transactions:
     Revenue and Accounts Receivable:
          During the years ended December 31, 2005, 2004 and 2003 the Company provided construction materials to LAM Contracting, LLC (“LAM”), a related party in the amounts of $152,630, $18,346 and $22,982, respectively. Amounts due from the related party included in accounts receivable at December 31, 2005 and 2004 was $40,956 and $39,088, respectively.
     Professional Services:
          During the years ended December 31, 2005, 2004 and 2003, a related party rendered professional services to the Company in the amounts of $164,202, $0 and $6,246, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company incurred director fees of $110,500, $40,000 and $40,000, respectively in aggregate to outside members of the board of directors. At December 31, 2005 and 2004, $124,625 and $0 were due to related parties which included amounts due to outside directors.
     Subcontractor/Supplier:
          LAM provided materials and equipment used in the Company’s construction service business during the years ended December 31, 2005, 2004 and 2003, in the amounts of $7,740, $44,593 and $589, respectively. At December 31, 2005 and 2004 there were no liabilities due to related parties from subcontracts and supplies.
          LAM is an electrical contractor located in Las Vegas Nevada. The Company owns a 49% interest in LAM and accounts for its investment in LAM using the equity method which is included in Prepaid Expenses and Other on the consolidated balance sheet. The Company’s investment in LAM as of December 31, 2005 and 2004 was $768,000 and $745,102, respectively. The Company is currently in negotiations to sell its interest in LAM to the majority owner.
13. Income Taxes:
          The provisions for income tax expense from operations consist of the following:

	For the Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Current	$(372,102)	$(5,919)	$54,068

Deferred	(2,198,853)	(310,885)	(124,814)

	$(2,570,955)	$(316,804)	$(70,746)

          The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2005	2004
		(as restated)
Deferred tax asset:
Allowance for bad debt and other	$417,186	$355,564
Inventory allowance	87,938	91,095
NOL carryforward	255,600	1,695,072

	760,724	2,141,731
Deferred tax liability:
Depreciation	(3,177,771)	(3,244,008)

Net deferred tax liability	$(2,417,047)	$(1,102,277)

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Income Taxes (Continued):
          For the years ended December 31, 2005, 2004 and 2003, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the Years Ended December 31,
	2005	2004	2003
		(as restated)	(as restated)
Statutory rate of 34% applied to income before income taxes	$2,401,000	$303,000	$55,000
State taxes, net of federal benefit	140,000	18,000	3,000

Increase (decrease) in income taxes resulting from:
Non-Deductible items	30,000	22,000	12,000
Change in combined tax rate	—	(27,000)	—

	$2,571,000	$316,000	$70,000

          Net operating loss carryforward expiration schedule as of December 31, 2005:

Federal		State
Tax Year	Operating Loss	Tax Year	Operating Loss
Expiring	Carryforward	Expiring	Carryforward
2024	$710,000	2009	$—

          The federal and state net operating loss carry-forwards as of December 31, 2004 were $4,687,000 and 3,550,000, respectively.
14. Commitments and Contingencies:
          The Company is currently leasing its main office space in Phoenix, Arizona under a non-cancelable operating lease agreement expiring in December 2008. The lease agreement provides for monthly payments of $9,108 from January 1, 2005 through December 31, 2007 and monthly payments of $9,356 from January 1, 2008 through December 31, 2008. The lease also requires the Company to pay common area maintenance, taxes, insurance and other costs. Rent under the aforementioned operating lease was $116,376, $105,623 and $125,984 for the years ended December 31, 2005, 2004 and 2003.
          The Company leases additional office space, batch plants, equipment, mixer trucks and property under leases and raw material purchase obligations expiring in various years through 2014. Rents and purchase obligations under the aforementioned operating leases and purchase agreements were $6,951,970, $8,578,975 and $7,043,026 for the years ended December 31, 2005, 2004 and 2003, respectively.
          Minimum future rental payments under non-cancelable operating leases as of December 31, 2005 for each of the next five years and in aggregate are:

For the Years Ending December 31,	Amount

2006	$2,521,515
2007	1,947,610
2008	1,489,835
2009	807,258
2010	100,963
2011 and thereafter	51,250

$6,918,431

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Commitments and Contingencies (Continued):
          Minimum future purchase agreements under non-cancelable purchase agreements as of December 31, 2005 for each of the next five years and in aggregate are:

For the Years Ending December 31,	Amount

2006	$1,268,444
2007	1,235,444
2008	1,245,444
2009	1,164,644
2010	417,935
$5,331,911

          The Company has entered into employment contracts with three of its executive officers that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. RMI has entered into employment contracts with two of its executive officers that provide for an annual salary, issuance of RMI’s common stock and various other benefits and incentives. As of December 31, 2005, the total commitments, excluding benefits and incentives, for each of the following years and in aggregate are:

For the Years Ending December 31,	Amount

2006	$800,000
2007	800,000
2008	399,167
$1,999,167

          The Company is the lessee of batch plants, equipment and vehicles under capital leases expiring in various years through 2008. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over the lesser of the expected useful life or the lease term. Depreciation on the assets under capital leases charged to expense in 2005, 2004 and 2003 was $347,729, $231,808 and $398,345, respectively. At December 31, 2005 and 2004, property and equipment included $1,222,413 and $1,671,623, net of accumulated depreciation, of batch plants, vehicles and equipment under capital leases.
          Minimum future lease payments under capital leases as of December 31, 2005 for each of the next three years and in aggregate are:

For the Years Ending December 31,	Amount

2006	$591,348
2007	346,105
2008	104,193

Total minimum payments	1,041,646
Less: amount representing interest	(59,847)

Present value of net minimum lease payment	981,799
Less: current portion	(546,801)

$434,998

          Interest rates on capitalized leases vary from 5.07% to 6.75% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Commitments and Contingencies (Continued):
          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.
15. Minority Interest in Consolidated Subsidiary:
          On August 24, 2005, the Company’s construction materials subsidiary, Ready Mix, Inc. (“RMI”) began trading on the American Stock Exchange under the trading symbol “RMX.” The initial public offering of 1,782,500 shares, including the exercise of the over-allotment option, were sold for $11.00 per share. The Company retains ownership of 2,025,000 shares, representing approximately 53% of the total outstanding shares of RMI. Proceeds from the initial public offering are being used by RMI for the purchase of plant and equipment, repayment of debt to the Company and working capital.
          In connection with the RMI initial public offering, the Company entered into an underwriting agreement. Under this agreement, during the period of 180 days from the issuance date, the Company will not, and will not permit any of its affiliates, directly or indirectly to offer, pledge, sell, grant any option or contract to purchase, purchase any option or contract to sell, grant any option right or warrant to purchase, lend or otherwise transfer or dispose of any shares of Common Stock without the prior written consent of the underwriters.
          Net proceeds realized through the offering and approximately 47% of RMI’s net income from the date of the offering through December 31, 2005, are reported on the December 31, 2005 balance sheet under the caption “Minority Interest in Consolidated Subsidiary.” Also, the portion of net income referenced above is reported on the related statements of operations for the year ended December 31, 2005 under the caption “Minority Interest in Consolidated Subsidiary.”
16. Stockholders’ Equity:
     Preferred Stock:
          The Company has authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.
17. Litigation and Claim Matters:
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Litigation and Claim Matters (Continued):
     The following proceedings represent matters that may become material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. A trial date has been set for fall of 2006.

(2)	Clark County Public Works, Clark County, Nevada – A final ruling on November 1, 2004, by the three-member arbitration panel awarded MVCI approximately $5,540,000 of which $2,100,000 is due MVCI and the balance of $3,440,000 is due a subcontractor. The award included prejudgment interest and post-judgment interest which continues to accrue at approximately $900 per day. The approximate total value of the claims ruled on above was $6,833,197 of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works has filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. The County’s motion was heard on May 9, 2005 and was denied by the District Court, but has now been appealed to the Nevada Supreme Court. In 2004, the three-member arbitration panel made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project, which we refer to as the Shoring Entitlement claim. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the district court and on February 7, 2005, MVCI filed an appeal to the Supreme Court of the State of Nevada. The primary issues, related to the claim filed against Clark County Public Works, were changed conditions, constructive changes, contract modifications and associated delay costs.
     The combined total of all outstanding claims as of December 31, 2005 is $18,835,979. MVCI’s portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $3,521,080 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
     MVCI has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable final outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on MVCI’s behalf.
     Although the Company believes its claims receivable represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $3,521,080 will decrease earnings. Conversely, a payment for those same items in excess of $3,521,080 will increase income.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Litigation and Claim Matters (Continued):
Lawsuits Filed Against Meadow Valley Corporation and its Subsidiaries
(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. The Company terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges it was wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying consolidated financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada Shoring Entitlement claim, as mentioned above, has concluded, a decision rendered, payment received from the county, and the funds are escrowed. As a result of the Clark County arbitration panel’s decision referenced above, we have requested binding arbitration concerning all remaining matters between MVCI and ICS. A date has not been set for the arbitration.

(2)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on one of the two contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leased the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contract with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the one contract for which JDCC was the prime contractor had been furnished by the Company’s surety companies. MVCI indemnified the surety companies against losses and claims on the one contract. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003 for mutual consideration, J&D and MVCI entered into a settlement agreement whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	MVCI has been named in two civil actions filed in Nevada District Court, Clark County, Nevada as a result of a fatal traffic accident involving one of its trucks. The first complaint, Case No. A485620, was filed on April 14, 2004 and is a civil action titled Shotzie Thomas, individually and as Administratrix of the Estate of Emberly Thomas, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas and Does I-X and Roes I-X. The second complaint, Case No. A490720, was filed August 19, 2004 and is a civil action titled Arthur M. Hoolmalu, individually and as Special Administrator of the Estate of Tulare M. Adams, deceased, and Sandra K. Adams and Michael Adams, dependent parents, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas, American Family Insurance Company and Does I-X and Roes I-X. The complaint seeks damages from MVCI for losses

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Litigation and Claim Matters (Continued):
suffered by the plaintiffs as a result of the accident. In 2005, the estate of Emberly Thomas and the estate of Tulare M. Adams settled for undisclosed amounts which were paid by our insurance company.
(5)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The Complaint, No.CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006 Joseph Burkhamer, the Father of Decedent Michelle James, was dismissed from the complaint. The Company denies responsibility for the accident and is vigorously defending the action. The Company has not accrued a liability related to this complaint as of December 31, 2005.
18.	Statement of Cash Flows:

Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the years ended December 31, 2005, 2004 and 2003, the Company financed the purchase of property, plant and equipment in the amounts of $3,793,429, $8,689,666 and $1,551,225, respectively. During the year ended December 31, 2005, the Company refinanced a note payable in the amount of $1,739,570. During the year ended December 31, 2004, the Company refinanced a capital lease obligation in the amount of $1,131,515.
     During the years ended December 31, 2005 and 2004, the Company financed the purchase of various insurance policies in the amount of $416,017 and $382,789, respectively.
     During the year ended December 31, 2005, the Company realized an income tax benefit of $884,083, as a result of disqualifying dispositions of incentive stock options, which is included in additional paid-in capital.
19. Significant Customers:
     For the years ended December 31, 2005, 2004 and 2003, the Company recognized a significant portion of its revenue from the following Customers (shown as an approximate percentage of total revenue):

	For the Years Ended December 31,
	2005	2004	2003
A	21.0%	24.1%	27.9%
B	11.6%	6.8%	7.7%
C	0.2%	2.2%	11.8%
     At December 31, 2005 and 2004, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

	For the Years Ended December 31,
	2005	2004
A	$2,042,861	$3,266,513
B	745,756	2,071,254
C	30,645	1,670,235

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Equity Incentive Plan:
     In November 1994, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company reserved 1,200,000 shares of its common stock for issuance under the Plan. Granting of the options was at the discretion of the Board of Directors and could be awarded to employees, directors and consultants. Consultants could receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant. The 1994 Stock Option Plan (“Prior Plan”) expired on November 30, 2004.
     The 2004 Equity Incentive Plan (“2004 Plan”) was adopted by the Company in November 2004 and was subsequently approved by the shareholders in 2005. Up to 1,200,000 shares of common stock are reserved for issuance under the 2004 Plan, all of which were previously reserved for issuance under the Prior Plan, therefore, no additional shares of common stock have been reserved for the 2004 Plan. Granting of the options was at the discretion of the Board of Directors and could be awarded to employees, directors and consultants. Consultants could receive only non-qualified stock options. The maximum term of the stock options are 10 years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant. The 2004 Plan will expire November 30, 2014.
     The following summarizes the Company’s stock option transactions:

		Weighted Average
	Shares	Price per Share
Outstanding January 1, 2003	744,025	$4.46
Granted	369,000	1.46
Forfeited	(37,200)	4.68

Outstanding December 31, 2003	1,075,825	3.42
Forfeited	(34,000)	2.55

Outstanding December 31, 2004	1,041,825	3.45
Forfeited	(26,306)	3.49
Granted	15,000	9.38
Exercised	(535,662)	3.72

Outstanding December 31, 2005	494,857	$3.34

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Equity Incentive Plan (Continued):
     Information relating to stock options at December 31, 2005 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
		Remaining
Exercise Price per Share	Shares	Life ( in Years)	Exercise Price	Shares	Exercise Price
$5.410	2,500	1	$5.410	2,500	$5.410
4.375	54,350	1	4.375	54,350	4.375
5.310	80,000	2	5.310	80,000	5.310
5.875	36,500	3	5.875	36,500	5.875
4.563	10,000	4	4.563	10,000	4.563
4.000	10,000	4	4.000	10,000	4.000
3.875	28,300	4	3.875	28,300	3.875
2.438	51,250	6	2.438	51,250	2.438
1.460	206,957	8	1.460	97,957	1.460
9.380	15,000	10	9.380	—	9.380

$1.46 to $9.38	494,857		$3.342	370,857	$3.650

     All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the years ended December 31, 2005, 2004 and 2003.
     In January 2005, RMI adopted an equity incentive plan providing for the granting of both qualified incentive stock options and non-statutory stock options. RMI has reserved 675,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees, directors and consultants. Consultants may receive only non-statutory stock options. The maximum term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of RMI’s common stock on the date of grant.
     The following summarizes RMI’s stock option transactions:

		Weighted Average
	Shares	Price per Share
Outstanding January 1, 2005	—	$—
Granted	253,125	11.12
Forfeited	—	—

Outstanding December 31, 2005	253,125	$11.12

     Information relating to stock options at December 31, 2005 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
		Remaining
Exercise Price per Share	Shares	Life ( in Years)	Exercise Price	Shares	Exercise Price
$11.00	232,875	4	$11.00	—	$11.00
12.50	20,250	5	12.50	—	12.50

$11.00 to $12.50	253,125		$11.12	—	$11.12

     All stock options issued have an exercise price not less than the fair market value of RMI’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in these consolidated financial statements for the year ended December 31, 2005, 2004 and 2003.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21. Employee Benefit Plan:
     The Company maintains a 401(k) profit sharing plan allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors, and are subject to certain limitations. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $437,363, $330,545 and $294,619 to the Plan.
22. Earnings per Share:
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

	For the Years Ended December 31,
	2005	2004	2003
Weighted average common shares outstanding	3,783,089	3,601,250	3,593,102
Dilutive effect of:
Stock options	368,007	179,347	6,157

Weighted average common shares outstanding assuming dilution	4,151,096	3,780,597	3,599,259

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For years ended December 31, 2005, 2004 and 2003, the Company had no anti-dilutive common stock equivalents.
     The Company’s diluted net income per common share for the year ended December 31, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 494,857 shares at a range of $1.46 to $9.38.
     The Company’s diluted net income per common share for the year ended December 31, 2004 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 588,300 shares at a range of $1.46 to $3.875. The weighted average of options to purchase 453,525 shares at a range of $4.00 to $6.25 per share were outstanding during 2004, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.
     The Company’s diluted net income per common share for the year ended December 31, 2003 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 369,000 shares at $1.46. The weighted average of options to purchase 706,825 shares at a range of $2.438 to $6.25 per share were outstanding during 2003, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.
23. Backlog:
     The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $68,400,000 at December 31, 2005 compared to approximately $93,600,000 at December 31, 2004. At December 31, 2005, the Company’s backlog included $63,000,000 (unaudited) of work that is scheduled for completion during 2006.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
24. Subsequent Events:
     In February and March of 2006, the Company was awarded approximately $17.4 million in new contracts.
     In January 2006, the Company financed the purchase of a piece of equipment in the amount of $397,725. The note payable obligation has an interest rate of 5.7%, with monthly payments of $7,634 and is due January 2011.
25. Other Informative Disclosures:
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
     The construction services segment of the Company generates revenue by providing construction services, usually under terms of a contract with an owner or a subcontract with another contractor. The construction services segment operates in Nevada, Arizona and southern Utah markets.
     The following is a summary of certain financial information of the Company’s two main areas of operations for 2005, 2004 and 2003:

	Construction	Construction
	Services	Materials
For the twelve months ended December 31, 2005
Gross revenue	$116,822,072	$67,734,424
Intercompany revenue	—	(683,633)
Cost of revenue	108,706,174	60,662,743
Interest income	466,901	173,574
Interest expense	(212,546)	(227,341)
Intercompany interest income (expense)	77,561	(77,561)
Depreciation and amortization	2,088,144	2,410,900
Income before taxes	3,142,565	3,920,632
Income tax expense	(1,135,913)	(1,435,042)
Net income	1,718,129	2,485,590
Total assets	47,109,736	39,906,794

For the twelve months ended December 31, 2004*
Gross revenue	$108,175,663	$59,135,658
Intercompany revenue	(6,742)	(472,915)
Cost of revenue	107,834,595	52,508,936
Interest income	170,409	28,637
Interest expense	(209,615)	(251,796)
Intercompany interest income (expense)	113,182	(113,182)
Depreciation and amortization	1,586,633	1,615,050
Income (loss) before taxes	(2,921,056)	3,811,499
Income tax benefit (expense)	1,054,728	(1,371,532)
Net income (loss)	(1,866,328)	2,439,967
Total assets	42,915,047	22,413,785

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
25. Other Informative Disclosures (Continued):
     The following is a summary of certain financial information of the Company’s two main areas of operations for 2005, 2004 and 2003 (Continued):

	Construction	Construction
	Services	Materials
For the twelve months ended December 31, 2003*
Gross revenue	$110,119,548	$44,128,065
Intercompany revenue	—	(140,748)
Cost of revenue	107,883,229	40,020,766
Interest income	50,672	7,950
Interest expense	(281,555)	(207,562)
Depreciation and amortization	1,497,089	1,231,220
Income (loss) before taxes	(1,511,323)	1,673,704
Income tax benefit (expense)	562,648	(633,394)
Net income (loss)	(948,675)	1,040,310
Total assets	39,652,728	15,713,800

*	- As restated to report corrections to income tax benefits in the years ended December 31, 2004 and 2003.
     There are no differences in accounting principles between the operations. All centrally incurred costs are allocated to the construction services operation. Beginning in 2005, an administrative services fee has been allocated to the materials segment in the amount of $22,000 per month. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

MEADOW VALLEY CORPORATION AND SUNSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,
			(as restated*)	(as restated*)
2005
Revenue	$39,926,013	$53,443,002	$47,083,476	$43,420,372
Gross profit	1,946,110	3,638,552	4,543,061	5,059,856
Income from operations	290,496	1,482,142	2,726,120	2,022,248
Net income	252,495	997,684	1,639,409	1,314,131
Basic net income per common share	0.07	0.27	0.43	0.32
Diluted net income per common share	0.06	0.25	0.39	0.30
Basic weighted average common shares outstanding	3,604,555	3,653,501	3,808,809	4,065,489
Diluted weighted average common shares outstanding	3,960,138	4,040,282	4,198,742	4,405,220

2004
Revenue	$39,168,733	$43,708,119	$42,103,802	$41,851,010
Gross profit	2,463,975	1,602,522	936,807	1,964,486
Income (loss) from operations	791,456	182,985	(657,160)	140,670
Net income (loss)	436,663	38,437	(427,085)	525,624
Basic net income (loss) per common share	0.12	0.01	(0.12)	0.15
Diluted net income (loss) per common share	0.12	0.01	(0.12)	0.14
Basic weighted average common shares outstanding	3,601,250	3,601,250	3,601,250	3,601,250
Diluted weighted average common shares outstanding	3,754,754	3,742,934	3,601,250	3,887,900

2003
Revenue	$32,194,111	$41,970,349	$42,846,101	$37,096,304
Gross profit	1,706,168	2,486,882	1,400,930	749,638
Income (loss) from operations	126,502	956,107	(469,787)	(763,489)
Net income (loss)	19,654	521,303	(97,094)	(352,228)
Basic net income (loss) per common share	0.01	0.14	(0.03)	(0.10)
Diluted net income (loss) per common share	0.01	0.14	(0.03)	(0.10)
Basic weighted average common shares outstanding	3,568,659	3,601,250	3,601,250	3,601,250
Diluted weighted average common shares outstanding	3,568,659	3,601,250	3,601,250	3,625,878

*	- The quarter ended September 30, 2005 and the quarters ended December 31, 2004 and 2003 are restated. See Item 15 of this 2005 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective. Listed below are the material weaknesses determined by management.
Inadequate Controls over the Preparation, Analysis, Documentation, and Review of Income Tax Provision
     As of March 2, 2006, the Company determined that it had not maintained adequate controls over the preparation, analysis, documentation, and review of the income tax provision calculation, and related financial statement disclosures.
Facts and Circumstances Surrounding Inadequate Controls over the Preparation, Analysis, Documentation, and Review of Income Tax Provision
     On March 2, 2006, the audit committee of the Company completed a review of the application of the deferred tax asset valuation allowance. The valuation allowance had been established in contemplation of our historical operating losses. After review, and in consultation with our independent auditors, it was determined the valuation allowance should have been limited to amounts in excess of the deferred tax liability amount. The effect of the restatement as of December 31, 2004 is to restate into prior periods a total of approximately $544,000 of income tax benefits. The following table summarizes the effect of the changes to the respective periods and shows a comparison to what was previously reported in the Company’s consolidated financial statements.

	For the Years Ended December 31,
In thousands, except per share data.	2004	2003	2002	2001	2000
Net income, as previously reported	$600	$121	$738	$(2,524)	$(1,575)
Adjustment income tax benefit (expense) *	(26)	(29)	(171)	—	362

Net income, as restated	$574	$92	$567	$(2,524)	$(1,213)

Earnings (loss) per fully diluted share (as reported)	$0.16	$0.03	$0.21	$(0.71)	$(0.44)
Effect of Amendment	(0.01)	—	(0.05)	—	0.10

Earnings (loss) per fully diluted share (as restated)	$0.15	$0.03	$0.16	$(0.71)	$(0.34)

*	- The remaining of the adjustment occurs in years prior to 2000.
Remediation of Controls over the Preparation, Analysis, Documentation, and Review of the Income Tax Provision Calculation
     We had the following change in our internal control over financial reporting. Our management team has attended additional continuing professional education on SFAS 109 “Accounting for Income Taxes.”
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.
Item 11. Executive Compensation
     The information required by Item 11 relating to our directors is incorporated herein by reference to the information contained under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information contained under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated herein by reference to the information contained under the headings “Election of Directors,” “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.
Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 is incorporated herein by reference to the information contained under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated herein by reference to the information contained under the heading “Disclosure of Audit and Non-Audit Fees” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements
		See Item 8 of Part II hereof.

	(2)	Financial Statement Schedules
		See Schedules below and the accompanying consolidated financial statements (Item 8) of Part II hereof.
                Schedule of valuation and qualifying accounts:

	Balance at	Charged to		Balance at
In Thousands	Beginning	Expense		Ending
Description	of Year	Account	Deductions	of Year
Year ended December 31, 2003
Allowance for doubtful accounts	$287	$432	$(9)	$710
Allowance for potentially obsolete or slow moving inventory	$1,000	$186	$—	$1,186

Year ended December 31, 2004
Allowance for doubtful accounts	$710	$278	$(380)	$608
Allowance for potentially obsolete or slow moving inventory	$1,186	$—	$(899)	$287

Year ended December 31, 2005
Allowance for doubtful accounts	$608	$(207)	$(75)	$326
Allowance for potentially obsolete or slow moving inventory	$287	$—	$(43)	$244
     Restatement of information previously reported for the quarters ended September 30, 2005 and 2004 and December 31, 2004 and 2003:

	Three months ended		Three months ended
	September 30,		December 31,
In thousands, except per share data.	2005	2004	2004	2003
Net income (loss), as previously reported	$2,518	$(427)	$552	$(323)
Income tax expense adjustment	(879)	—	(26)	(29)

Net income (loss), as restated	$1,639	$(427)	$526	$(352)

Earnings (loss) per basic share (as reported)	$0.66	$(0.12)	$0.16	$(0.09)
Effect of Amendment	(0.23)	—	(0.01)	(0.01)

Earnings (loss) per basic share (as restated)	$0.43	$(0.12)	$0.15	$(0.10)

Earnings (loss) per fully diluted share (as reported)	$0.60	$(0.12)	$0.15	$(0.09)
Effect of Amendment	(0.21)	—	(0.01)	(0.01)

Earnings (loss) per fully diluted share (as restated)	$0.39	$(0.12)	$0.14	$(0.10)

     On March 2, 2006 our audit committee completed a review of the valuation allowance against deferred tax asset and income tax provision calculations. In light of the historical operating losses of our construction services segment, management had previously deemed it prudent to decrease the deferred tax asset by creating an allowance against deferred tax assets. The primary purpose of the allowance was to minimize the risk of carrying net operating losses that could potentially expire unutilized. After review, and with the concurrence of our independent auditors, it was determined that the valuation allowance should have been limited to amounts in excess of the deferred tax liability amount. The review also encountered an error in a prior year’s tax return that misstated the amount of income tax loss in 2004. We restated certain income tax related line items for the three month periods ended September 30, 2005, December 31, 2004 and 2003. Since the deferred tax liabilities exceeded the deferred tax assets, the net operating loss valuation allowance was entirely eliminated. See Note 2 in the accompanying consolidated financial statements (Item 8) for information related to adjustments to retained earnings.
(3)	Exhibits

Exhibit
No.	Title

3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)

3.02	Bylaws of the Registrant (1)

3.03	Bylaws of the Registrant Effective October 20, 1995 (1)

3.04	Bylaws of the Registrant Effective April 28, 1997 (2)

10.1	Form of Indemnification Agreement with entered into by the Registrant with its Directors and executive officers (2)

10.2	Employment Agreement with Robert DeRuiter (3)

10.3	Employment Agreement with Nicole R. Smith (4)

10.4	Employment Agreement with Robert Morris (4)

10.5	Employment Agreement with Robert Bottcher (4)

10.6	Employment Agreement with Robert Terril (4)

10.7	Employment Agreement with Sam Grasmick (4)

10.8	Employment Agreement with Bradley E. Larson (5)

10.9	Employment Agreement with Kenneth D. Nelson (5)

10.10	Employment Agreement with Alan A. Terril (5)

10.11	Addendum to Employment Contracts for Brad Larson, Ken Nelson, Ron Lewis and Alan Terril (3)

10.12	Lease Agreement between the Registrant and Ken Nosker (6)

10.13	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (7)

10.14	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (7)

10.15	Security Agreement with Associates Leasing, Inc. (7)

10.16	Security Agreement with FCC Equipment Financing, Inc. (8)

10.17	Lease Agreement with Thomas Mining, LLC (8)

10.18	Office Lease Agreement (2)

10.19	Amendment to Office Lease Agreement of the Registrant (9)

10.20	Amendment to Office Lease Agreement of the Registrant (9)

\

Exhibit
No.	Title

10.21	Amendment to Office Lease Agreement of the Registrant (10)

10.22	Amendment to Office Lease Agreement of the Registrant (11)

10.23	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (3)

10.24	Contract between Registrant and Utah Department of Transportation (5)

10.25	Settlement Agreement and Release between the Registrant and New Mexico Department of Transportation (11)

10.26	Promissory Note with Nevada State Bank (12)

10.27	Promissory Note with Nevada State Bank (12)

10.28	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.29	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.30	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.31	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.32	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.33	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.34	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (12)

10.35	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.36	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)

10.37	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)

10.38	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (2)

10.39	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (2)

10.40	Renewal and Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)

10.41	Renewal and Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)

10.42	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.43	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.44	Notice of Assignment of Security Agreement from Astec Financial Services to The CIT Group/Equipment Financing, Inc. (5)

10.45	Notice of Assignment of Security Agreement from Astec Financial Services to The CIT Group/Equipment Financing, Inc. (5)

10.46	Line of Credit Agreement with GMAC Financial Services (10)

10.47	Line of Credit Agreement with Ford Motor Credit Company (10)

10.48	Commitment letter from DaimlerChrysler Services (14)

10.49	Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (14)

14.1	Code of Ethics for Senior Management (11)

Exhibit
No.	Title

21	Subsidiaries of the Registrant (1)

23	Consent of Independent Auditors *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995

(2)	Incorporated by reference to the Company’s December 31, 2001 Annual Report on Form 10-K

(3)	Incorporated by reference to the Company’s June 30, 2002 Form 10-Q

(4)	Incorporated by reference to the Company’s September 30, 2002 Form 10-Q

(5)	Incorporated by reference to the Company’s December 31, 2002 Annual Report on Form 10-K

(6)	Incorporated by reference to the Company’s December 31, 1998 Annual Report on Form 10-K

(7)	Incorporated by reference to the Company’s December 31, 2000 Annual Report on Form 10-K

(8)	Incorporated by reference to the Company’s September 30, 2001 Form 10-Q

(9)	Incorporated by reference to the Company’s June 30, 2003 Form 10-Q

(10)	Incorporated by reference to the Company’s September 30, 2003 Form 10-Q

(11)	Incorporated by reference to the Company’s December 31, 2003 Annual Report on Form 10-K

(12)	Incorporated by reference to the Company’s June 30, 2004 Form 10-Q

(13)	Incorporated by reference to the Company’s March 31, 2003 Form 10-Q

(14)	Incorporated by reference to the Company’s March 31, 2004 Form 10-Q

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION

/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2006
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRADLEY E. LARSON and CLINT TYRON, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson	/s/ Don A. Patterson

Bradley E. Larson	Don A. Patterson
Director, President and Chief Executive Officer	Director
Date: March 30, 2006	Date: March 30, 2006

/s/ Kenneth D. Nelson	/s/ Charles E. Cowan

Kenneth D. Nelson	Charles E. Cowan
Director, Chief Administrative Officer and Vice President	Director Date: March 30, 2006
Date: March 30, 2006

/s/ Charles R. Norton	/s/ Clint Tryon

Charles R. Norton	Clint Tryon
Director	Treasurer, Secretary and Principal Financial and
Date: March 30, 2006	Accounting Officer
Date: March 30, 2006