Form 10-Q
period 2006-03-31
MEADOW VALLEY CORP
filed 2006-05-15
CIK 934749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number: 0-25428
MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of incorporation or organization)	88-0328443 (I.R.S. Employer Identification Number)

4411 South 40th Street, Suite D-11, Phoenix, Arizona (Address of principal executive offices)	85040 (Zip Code)
(602) 437-5400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer☐ ; Accelerated filer ☐; Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
Number of shares outstanding of each of the registrant’s classes of common stock as of May 8, 2006:
Common Stock, $.001 par value
4,160,853 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$16,941,084	$23,565,317
Restricted cash	1,303,009	1,267,090
Accounts receivable, net	28,449,527	25,139,640
Prepaid expenses and other	2,714,710	3,171,670
Inventory, net	860,343	776,978
Costs and estimated earnings in excess of billings on uncompleted contracts	3,132,389	1,991,993
Deferred tax asset	773,428	760,724

Total current assets	54,174,490	56,673,412
Property and equipment, net	30,929,774	26,228,073
Refundable deposits	568,413	478,965
Claims receivable	3,521,080	3,521,080
Other receivables	115,000	115,000

Total assets	$89,308,757	$87,016,530

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$18,689,429	$18,521,558
Accrued liabilities	4,019,775	5,878,595
Notes payable	3,883,146	3,518,892
Obligations under capital leases	555,266	546,801
Income tax payable	339,797	391,202
Billings in excess of costs and estimated earnings on uncompleted contracts	6,318,080	5,903,087

Total current liabilities	33,805,493	34,760,135
Notes payable, less current portion	13,309,229	11,423,044
Obligations under capital leases, less current portion	292,967	434,998
Deferred tax liability	3,177,771	3,177,771

Total liabilities	50,585,460	49,795,948

Commitments and contingencies
Minority interest in consolidated subsidiary	17,900,352	17,424,795

Stockholders’ equity:
Preferred stock — $ par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $ par value; 15,000,000 shares authorized, 4,160,853 and 4,136,912 issued and outstanding	4,161	4,137
Additional paid-in capital	13,982,089	13,818,913
Capital adjustments	(799,147)	(799,147)

Retained earnings	7,635,842	6,771,884

Total stockholders’ equity	20,822,945	19,795,787

Total liabilities and stockholders’ equity	$89,308,757	$87,016,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenue:
Construction services	$24,619,028	$25,946,833
Construction materials	21,130,640	13,979,180

Total revenue	45,749,668	39,926,013

Cost of revenue:
Construction services	22,544,073	25,082,773
Construction materials	18,457,682	12,897,130

Total cost of revenue	41,001,755	37,979,903

Gross profit	4,747,913	1,946,110
General and administrative expenses	2,758,942	1,655,614

Income from operations	1,988,971	290,496

Other income (expense):
Interest income	189,256	177,763
Interest expense	(75,125)	(91,796)
Other income	20,738	18,060

	134,869	104,027

Income before income taxes and minority interest in consolidated subsidiary	2,123,840	394,523
Income tax expense	(784,326)	(142,028)

Income before minority interest in consolidated subsidiary	1,339,514	252,495
Minority interest in consolidated subsidiary	475,556	—

Net income	$863,958	$252,495

Basic net income per common share	$0.21	$0.07

Diluted net income per common share	$0.19	$0.06

Basic weighted average common shares outstanding	4,154,444	3,604,555

Diluted weighted average common shares outstanding	4,476,559	3,960,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2006
(Unaudited)

	Common Stock
	Number of
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2006	4,136,912	$4,137	$13,818,913	$(799,147)	$6,771,884

Common stock issued on exercise of options, net of tax benefit	23,941	24	52,136	—	—

Stock-based compensation expense	—	—	82,827	—	—

Excess tax benefits from share-based payment arrangements	—	—	28,213	—	—

Net income for the three months ended March 31, 2006	—	—	—	—	863,958

Balance at March 31, 2006	4,160,853	$4,161	$13,982,089	$(799,147)	$7,635,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$41,713,506	$42,029,759
Cash paid to suppliers and employees	(43,713,899)	(37,213,428)
Income taxes refunded (paid)	(828,404)	201
Interest received	189,256	177,763
Interest paid	(75,125)	(91,796)

Net cash provided by (used in) operating activities	(2,714,666)	4,902,499

Cash flows from investing activities:
(Increase) decrease in restricted cash	(35,919)	227,536
Proceeds from sale of property and equipment	200,958	170,378
Purchase of property and equipment	(4,457,350)	(719,451)

Net cash used in investing activities	(4,292,311)	(321,537)

Cash flows from financing activities:
Proceeds from issuance of common stock	52,160	83,351
Proceeds from notes payable	1,828,224	—
Repayment of notes payable	(1,392,287)	(1,358,773)
Repayment of capital lease obligations	(133,566)	(138,692)
Excess tax benefits from share-based payment arrangements	28,213	—

Net cash provided by (used in) financing activities	382,744	(1,414,114)

Net (decrease) increase in cash and cash equivalents	(6,624,233)	3,166,848

Cash and cash equivalents at beginning of period	23,565,317	10,164,218

Cash and cash equivalents at end of period	$16,941,084	$13,331,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Increase (decrease) in cash and cash equivalents (Continued):
Reconciliation of net income to net cash provided by (used in) operating activities:
Net Income	$863,958	$252,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,376,080	1,064,064
(Gain) loss on sale of property and equipment	(6,887)	24,299
Stock-based compensation expense	82,827	—
Deferred taxes, net	(12,704)	142,229
Allowance for doubtful accounts	(5,308)	58,774
Minority interest in consolidated subsidiary	475,556	—
Changes in operating assets and liabilities:
Accounts receivable	(3,324,609)	2,453,579
Income taxes receivable	20,030	—
Prepaid expenses and other	456,960	279,831
Inventory	(83,365)	(422,994)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,140,396)	(1,000,782)
Refundable deposits	(89,448)	(41,235)
Accounts payable	167,872	2,095,780
Accrued liabilities	(1,858,820)	(612,131)
Income taxes payable	(51,405)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	414,993	608,590

Net cash provided by (used in) operating activities	$(2,714,666)	$4,902,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2005 consolidated balance sheet data was derived from audited condensed consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          Meadow Valley Corporation was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“Construction services segment”) and Ready Mix, Inc. (“RMI”) (“Construction materials segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in southern Nevada and Arizona. RMI manufactures and distributes ready mix concrete in the Las Vegas, NV and Phoenix, AZ metropolitan areas. In 2005, the Company sold, in a public offering, approximately 47% of its ownership interest in RMI and continues to own approximately 53% of RMI’s outstanding common stock.
     Reclassifications:
          Certain balances as of December 31, 2005 have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.
     Liquidity:
          The Company had income from operations for the three months ended March 31, 2006 of $1,988,971 and used cash from operating activities of $2,714,666. For the three months ended March 31, 2005, the Company had income from operations of $290,496 and provided cash from operating activities of $4,902,499.
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
          We recognize revenue in our construction materials segment on the sale of our concrete and aggregate products at the time of delivery.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2006, the total amount of contract claims filed by the Company with various public entities was $18,835,979. Of this amount, the Company’s portion was $10,548,878 and the balance of $8,287,101 pertains to a prime contractor or subcontractors’ claims.
          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $3,521,080 in cumulative claims receivable as of March 31, 2006 to offset a portion of costs incurred to-date on the claims.
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
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $880,763 as of March 31, 2006. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.
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
     Stock-Based Compensation:
          Both the Company and RMI have stock-based compensation plans. Effective January 1, 2006, the Company and RMI adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore neither have restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
SFAS 123R. The Company and RMI recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of three years.
          The Company and RMI estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility of award grants made in the Company’s plan is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award. Expected volatility of award grants made in RMI’s plan is measured using the weighted average of historical daily changes in the market price of RMI’s peer group’s common stock over the expected term of the award. The peer group is used since RMI does not have sufficient historical daily changes in its common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by both companies and management’s analysis of potential forfeitures.
          Prior to the adoption of SFAS 123R, the Company and RMI recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company and RMI have applied the provisions of SAB 107 in their adoption of SFAS 123R. See Note 2 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
          The following table illustrates the effect on net income and net income per share if the Company and RMI had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the first quarter of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods; using the straight line method. The following pro forma information sets forth the net income and net income per share assuming that the Company and RMI had used the SFAS 123 fair value method in accounting for stock options during the first quarter of fiscal 2005:

Three months ended
March 31, 2005
Net income, as reported	$252,495
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects[1]	(46,835)

Pro forma net income	$205,660

Basic net income per common share
As Reported	$0.07
Pro forma	0.06

Diluted net income per common share
As Reported	$0.06
Pro forma	0.05

[1]	$24,219 of the total $46,835 is related to RMI’s stock-based compensation plan.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements:
          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 did not have a material affect on the Company’s financial position or results of operations.
2. Stock-Based Compensation:
          The Company and RMI both have individual stock-based compensation plans. Meadow Valley Corporation’s accompanying condensed consolidated financial statements and these related notes to financial statements have been presented on a consolidated basis and therefore include RMI’s stock-based compensation information. The information below is presented to show disclosures related to both the Company’s and RMI’s individual stock-based compensation plans. Under the sub-heading “Meadow Valley Corporation” of this note, information is only for the Company’s plan, with the exception of information presented that is directly related to the consolidation of the accompanying financial statements and this information is indicated as “consolidated”. Under the sub-heading “Ready Mix, Inc” of this note, information is only for RMI’s plan.
     Meadow Valley Corporation:
          On January 1, 2006, the Company adopted the fair value recognition provisions SFAS 123R. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
          The Company adopted SFAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the quarter ended March 31, 2005.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     As of March 31, 2006, the Company has the following stock-based compensation plans:
     Equity Incentive Plan
          In 2004, the Company adopted the 2004 Equity Incentive Plan (“2004 Plan”). The 2004 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          The 2004 Plan authorizes the issuance of up to 1,200,000 shares of Common Stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of Common Stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. The term of the stock options are ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. As of March 31, 2006, 169,815 shares were available for future grant under the 2004 Plan.
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

Awards Prior to
January 1, 2006
Dividend yield	0%
Expected volatility	23.94% - 82.23%
Weighted-average expected volatility	49.14%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$1.15
     The following table summarizes the stock option activity during the first quarter of fiscal 2006:

	Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value[2]
Outstanding January 1, 2006	494,857	3.34	4.93	$554,982
Granted	—	—	—	—
Exercised	(23,941)	2.18	5.99	(21,782)
Forfeited or expired	(334)	1.46	7.64	(274)

Outstanding March 31, 2006	470,582	3.40	4.62	$532,926	$4,201,308

Exercisable March 31, 2006	346,563	3.75	3.45	$365,831	$2,972,022

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of March 31, 2006, for those awards that have an exercise price currently below the closing price as of March 31, 2006.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	124,019	$1.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested stock options at March 31, 2006	124,019	$1.35

          During the three months ended March 31, 2006 the Company recognized consolidated compensation expense of $82,827, of which $54,402 was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $2,649, related thereto. As of March 31, 2006, there was $112,520 of total unrecognized compensation cost, net of $11,606 attributable to estimated forfeitures, related to nonvested stock options granted under the Plan. That cost is expected to be recognized over the weighted average period of 1.55 years. No awards were granted in the three months ended March 31, 2006.
          During the three months ended March 31, 2006, the Company received proceeds of $52,160 as a result of the exercise common stock options.
       Ready Mix, Inc.:
          RMI adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
          RMI recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the quarter ended March 31, 2005.
          As of March 31, 2006, RMI has the following stock-based compensation plans:
     Equity Incentive Plan
          In 2005, RMI adopted the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          RMI has reserved 675,000 shares of its common stock for issuance under the plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2006, 421,875 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of RMI’s common stock on the date of grant.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          RMI uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards prior to
January 1, 2006
Dividend yield	0%
Expected volatility	21.4% - 23.3%
Weighted-average volatility	21.55%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.02
          No awards were granted during the three months ended March 31, 2006.
          The following table summarizes the stock option activity during the first quarter of fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value [2]
Outstanding January 1, 2006	253,125	$11.12	3.89	$511,616
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding March 31, 2006	253,125	11.12	3.89	$511,616	$1,050,469

Exercisable March 31, 2006	77,625	$11.00	3.83	$151,369	$331,459

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of March 31, 2006, for those awards that have an exercise price currently below the closing price as of March 31, 2006.
          A summary of the status of RMI’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	253,125	$2.02
Granted	—	—
Vested	(77,625)	1.95
Forfeited	—	—

Nonvested stock options at March 31, 2006	175,500	$2.05

          During the three months ended March 31, 2006 RMI recognized compensation expense of $54,402 and a tax benefit of $7,648, related thereto. As of March 31, 2006, there was $280,188 of total unrecognized compensation cost, net of $32,633 attributable to estimated forfeitures, related to nonvested stock options granted under the Plan. That cost is expected to be recognized over the weighted average period of 3.89 years. The total fair value of 77,625 options vested during the three months ended March 31, 2006, was $151,369. No awards were granted or forfeited in the three months ended March 31, 2006.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Notes Payable:
          Notes payable consists of the following:

	March 31,	December 31,
	2006	2005
Balance of notes payable outstanding from year end	$13,566,057	$14,941,936

Note payable, 8.18% interest rate with monthly payments of $7,353 and one balloon payment of $111,853, due November 14, 2009, collateralized by equipment	356,193	—

Notes payable, interest rates of 3.85% with interest only payments until April 1, 2006, then combined monthly payments of $4,780, due December 1, 2009, collateralized by equipment	193,979	—

Notes payable, interest rates ranging from 5.70% to 8.14% with combined monthly payments of $52,466, due dates ranging January 31, 2011 to March 28, 2011, collateralized by equipment	3,076,146	—

	17,192,375	14,941,936
Less: current portion	(3,883,146)	(3,518,892)

	$13,309,229	$11,423,044

          Following are maturities of the above long-term debt for each of the next five years and thereafter:

2007	$3,883,146
2008	3,447,605
2009	3,138,203
2010	4,004,707
2011	1,972,458
2011 and thereafter	746,256

$17,192,375

4. Lines of Credit:
          As of March 31, 2006, the Company had a $3,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of March 31, 2006 was 8.5%. The balance outstanding on the line of credit as of March 31, 2006 was $250,000 and is reported in Note 3 of these notes to condensed consolidated financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of March 31, 2006, the Company was in compliance with these covenants.
          As of March 31, 2006, RMI had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of March 31, 2006 was 8.0%. The balance outstanding on the line of credit as of March 31, 2006 was $1,280,263 and is reported in Note 3 of these notes to condensed consolidated financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s assets. Under the terms of the agreement, RMI is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of March 31, 2006, RMI was in compliance with these covenants.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Lines of Credit (Continued):
          As of March 31, 2006, the Company has a line of credit in the amount of $2,023,102, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of March 31, 2006 was 8.5%. The balance outstanding on the line of credit as of March 31, 2006 was $1,590,669 and is reported in Note 3 of these notes to condensed consolidated financial statements. The line of credit agreement allows interest only payments until December 31, 2007. Then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2010 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of March 31, 2006, the Company was in compliance with these covenants.
          In addition to the lines of credit mentioned above, the Company and RMI have also established capital expenditure commitments in the amounts of $5,000,000 and $10,000,000, respectively. The purposes of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity.
5. Commitments:
          During the quarter ended March 31, 2006, the Company entered into two operating leases and extended one of its office leases for a combined monthly payment amount of $10,420. Minimum future rental payments under the non-cancelable operating leases entered into during the three months ended March 31, 2006, for the following years are:

2007	$121,230
2008	8,230

$129,460

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of March 31, 2006.
          The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.
6. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Statement of Cash Flows (Continued):
          During the three months ended March 31, 2006 and 2005, the Company financed the purchase of equipment in the amount of $1,814,502 and $385,741, respectively. During the three months ended March 31, 2005, the Company refinanced a note payable in the amount of $1,489,570.
          During the three months ended March 31, 2006, the Company incurred $82,827 in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
7. Litigation and Claim Matters:
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
          The following proceedings represent matters that may become material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of the Company’s claims on these projects is $12,002,782, of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. A trial date has been set for spring of 2007.

(2)	Clark County Public Works, Clark County, Nevada – A final ruling on November 1, 2004, by the three-member arbitration panel awarded MVCI approximately $5,540,000, of which $2,100,000 is due MVCI and the balance of $3,440,000 is due a subcontractor. The award included prejudgment interest and post-judgment interest, which continues to accrue at approximately $900 per day. The approximate total value of the claims ruled on above was $6,833,197, of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works has filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. The County’s motion was heard on May 9, 2005 and was denied by the District Court, but has now been appealed to the Nevada Supreme Court. In 2004, the three-member arbitration panel made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project, which we refer to as the Shoring Entitlement claim. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005, MVCI filed an appeal to the Nevada Supreme Court. The primary issues related to the claim filed against Clark County Public Works were changed conditions, constructive changes, contract modifications and associated delay costs. A date has not yet been established for the Nevada Supreme Court to hear the appeals.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
          The combined total of all outstanding claims as of March 31, 2006 is $18,835,979. MVCI’s portion of the total claims is $10,548,878 and the balance pertaining to a prime contractor or subcontractors’ claims is $8,287,101. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $3,521,080 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
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
Lawsuits Filed Against Meadow Valley Corporation and its Subsidiaries
(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. The Company terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges the subcontracts were wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying condensed consolidated financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada Shoring Entitlement claim, as mentioned above, is concluded, a decision is rendered, payment is received from the County, and the funds are escrowed. As a result of the Clark County arbitration panel’s decision referenced above, we have requested binding arbitration concerning all remaining matters between MVCI and ICS. The arbitration has been scheduled for September 2006.

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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
with the one contract for which JDCC was the prime contractor had been furnished by the Company’s surety companies. MVCI indemnified the surety companies against losses and claims on the one contract. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003, J&D and MVCI entered into a settlement agreement for mutual consideration whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.
(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The Complaint, No.CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006 Joseph Burkhamer, the Father of Decedent Michelle James, was dismissed from the complaint. The Company denies responsibility for the accident and is vigorously defending the action. The Company has not accrued a liability related to this complaint as of March 31, 2006.
8. Earnings per Share:
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

	For the Three Months Ended
	March 31,
	2006	2005
Weighted average common shares outstanding	4,154,444	3,604,555
Dilutive effect of:
Stock options	322,114	355,583

Weighted average common shares outstanding assuming dilution	4,476,559	3,960,138

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the three months ended March 31, 2006 and 2005, the Company had no anti-dilutive common stock equivalents.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Earnings per Share (Continued):
          The Company’s basic net income per share at March 31, 2006 and 2005, were computed by dividing net income for the period by 4,154,444 and 3,604,555, respectively, the basic weighted average number of common shares outstanding during the period.
          The Company’s diluted net income per common share at March 31, 2006 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares underlying options to purchase 470,582 common shares at a range of $1.46 to $9.38. Options to purchase 724,973 common shares at a range of $1.46 to $4.56 per share were outstanding during 2005.
9. Income Taxes:
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
          The effective income tax rate of approximately 37% for the three months ended March 31, 2006 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 36% for the three months ended March 31, 2005 differed from the statutory rate, due primarily to state income taxes.
10. Subsequent Events:
          During April and May 2006, the Company financed the purchase of a piece of equipment and a vehicle in the amount of $196,043. The notes payable obligations have interest rates of 8.15% and 1.9%, respectively, with monthly combined principal payments of $3,396 plus interest and are due June 27, 2011 and June 11, 2011.
          During April 2006, the Company leased 20 additional mixer trucks, with a combined monthly payment of $50,251. The operating leases expire March 25, 2011 through April 28, 2011.
          During April 2006, the Company renewed a purchase agreement to mine aggregate products with a monthly minimum payment of $20,000. The agreement expires April 30, 2007 and can be extended year after year at the Company’s option.
          During April 2006, the Company entered into an agreement to purchase an office building in Phoenix, AZ in the amount of $1,917,000. The Company intends on financing approximately $1,500,000 of the purchase price.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Segment Information:
          The Company manages and operates two segments — construction services and construction materials. The construction services segment provides construction services to a broad range of public and some private customers primarily in southern Nevada and Arizona. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of two locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity.

	Three Months Ended March 31,
	2006		2005
	Construction		Construction
(dollars in thousands)	Services	Materials	Services	Materials
Gross revenue	$25,303	$21,132	$25,947	$14,331
Intercompany revenue	(684)	(1)	—	(352)
Cost of revenue	23,228	18,459	25,083	13,249
Interest income	96	93	203	6
Interest expense	(46)	(29)	(55)	(68)
Intercompany interest income (expense)	—	—	31	(31)
Depreciation and amortization	588	788	497	567
Income before income taxes and minority interest in consolidated subsidiary	518	1,606	84	311
Income tax expense	(194)	(590)	(30)	(112)
Income before minority interest in consolidated subsidiary	324	1,016	54	199
Minority interest in consolidated subsidiary	—	(476)	—	—
Net income	324	540	54	199
Total assets	44,282	45,027	43,760	22,341
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
          This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in the Annual Report on Form 10-K and any changes thereto in Part II, Item 1A “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the construction services and construction materials segments of our business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
          Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
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
          In general, labor, equipment and disposable materials tend to be the types of costs with the greatest uncertainty, and, therefore, have the greatest risk of variation from budgeted costs. Permanent materials and subcontract costs tend to be more predictable and, to a greater degree, can be fixed for the duration of the contract, thus have less risk of variation from the original estimate. Over the last year, however, nearly the entire United States construction industry has been impacted by materials shortages and rising costs of key commodities such as steel, cement and petroleum-based products. We have managed to avoid material deterioration of profit margins due to untimely delivery of important construction materials or from rapidly rising costs of the same, but have not escaped constrained revenue from the construction materials segment caused by cement powder allocations or from minor cost overruns due to rising costs of raw materials in our construction services segment. A significant and unforeseen rise in the cost of crude oil could negatively impact our performance. Likewise, prolonged shortages of raw materials could delay progress on projects, cause cost overruns and potentially erode profit margins.

“

Overview
          The first quarter of 2006 was positively influenced by the unusually mild and dry weather that we experienced in our market that permitted construction activity to progress with few interruptions. When comparing the first quarter of 2006 to the first quarter of 2005, the improvement is even more pronounced since the weather a year ago had such a negative impact on operations. Furthermore, our materials segment was favorably impacted by the increased delivery capacity that was added since the first quarter of 2005, which was effectively utilized to service the increased demand for our product. Construction services revenue remained relatively flat, but profitability improved due to the majority of the projects nearing completion and whose profits are more certain than at earlier stages of completion and due to having negotiated a favorable resolution of certain issues on a project that had experienced losses in prior periods.
          Our construction materials segment experienced a particularly strong quarter for the reasons previously stated. Revenue for the first quarter of 2006 increased 51% compared to the same quarter of 2005 and net income increased 411% over the same comparable periods. We continue to employ capital and manpower to implement our growth strategies and expect our performance to be further enhanced as we bring these planned new production facilities on line. We believe we have adequately adapted to the expected decline in activity in the residential market by increasing our sales in what we consider to be a very strong commercial/industrial construction sector. We do not expect the residential market to materially decline, but rather incur a normal cooling down period from the fast paced building activity that we have seen over the last few years. We believe this will benefit the industry and our business over the long term.
          Contract backlog, as of March 31, 2006, declined slightly to $64.5 million compared to $68.4 million at December 31, 2005. Nearly $62 million of the existing backlog is scheduled to be completed in 2006. Since the beginning of 2006, our bonding capacity has increased and we have been able to bid on larger single projects valued as high as $40 million. Our aggregate bonding limit, as previously reported, has increased to approximately $120 million. Presently, we have adequate capacity given the current level of backlog and future bidding opportunities. We have been actively bidding on new contracts but have yet to add any material contracts to our backlog other than the $17.4 million award that we reported in March. We believe our best course of action is to remain disciplined in our bidding strategy, seeking to maximize profitability and minimize risk in order to maintain the trend that we established in 2005, which showed a marked reduction in the number of unprofitable projects and much improved margins on profitable work.
Critical Accounting Policies, Estimates and Judgments
          Significant accounting policies are described in the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe our most critical accounting policies are revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowances for doubtful accounts, our inventory allowance, the valuation of property, plant and equipment, and our accounting policies on contingencies, income taxes and the estimation of the fair value of share-based payment arrangements. The revenue recognition and cost estimation accounting method is applied by our construction services segment to heavy construction projects executed under multi-year contracts with various customers.
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

          The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our condensed consolidated financial statements. A number of internal and external factors affect our percentage-of-completion estimates, including labor rate and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our condensed consolidated financial statements.
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2006 and December 31, 2005 amounted to $320,804 and $326,112, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
          We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At March 31, 2006 and December 31, 2005, inventories of $860,343 and $776,978, respectively, are each net of reserves of $244,271. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions.
          We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The life of any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, weather severity and the terrain in which the equipment operates. We maintain, service and repair a majority of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
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
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of March 31, 2006, we had total deferred tax assets of $.8 million with no valuation allowance and total deferred tax liabilities of $3.2 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
          Furthermore, we are subject to periodic review by domestic tax authorities for audit of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including federal and state taxes, we believe we have complied with the rules of the service codes and therefore have not recorded reserves for any possible exposure. Typically the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years, therefore a significant amount of time may pass before an audit is conducted and fully resolved. Although no audits are currently being conducted, if a taxing authority would require us to amend a prior years tax return we would record the increase or decrease in our tax obligation in the period in which it is more likely than not to be realized.
          Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R using Black-Scholes option valuation model. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, did not recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
          Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
          As discussed elsewhere in this filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to change in circumstances.
Results of Operations
          The following table sets forth, for the three months ended March 31, 2006 and 2005, certain items derived from the Company’s condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Three months ended March 31,
	2006		2005
(dollars in thousands)	(Unaudited)
Revenue:
Construction services	$24,619	53.8%	$25,947	65.0%
Construction materials	21,131	46.2%	13,979	35.0%

Total revenue	45,750	100.0%	39,926	100.0%

Gross profit	4,748	10.4%	1,946	4.9%
General and administrative expenses	2,759	6.0%	1,655	4.1%

Income from operations	1,989	4.3%	291	0.7%
Interest income	189	0.4%	178	0.4%
Interest expense	(75)	-0.2%	(92)	-0.2%
Other income	21	0.1%	18	0.1%

Income before income taxes and minority interest in consolidated subsidiary	2,124	4.6%	395	1.0%
Income tax expense	(784)	-1.7%	(142)	-0.4%

Income before minority interest in consolidated subsidiary	1,340	2.9%	253	0.6%
Minority interest in consolidated subsidiary	(476)	-1.0%	—	0.0%

Net income	$864	1.9%	$253	0.6%

Depreciation and amortization	$1,376	3.0%	$1,064	2.7%

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
          Revenue and Backlog. Consolidated revenue for the three months ended March 31, 2006, which we refer to as “interim 2006,” was $45.7 million compared to $39.9 million for the three months ended March 31, 2005, which we refer to as “interim 2005.” The increase in revenue was primarily the result of a $7.2 million increase in revenue from the construction materials segment, offset by a $1.3 million decrease in revenue from the construction services segment. The increase in the construction materials segment was due to an increase in both of the average unit sales price and total sales unit volume. The sales price increased by 15.9% in interim 2006 from interim 2005; and the volume increased 28.8% in interim 2006 from interim 2005. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The construction services segment revenue was impacted by the amount of the beginning backlog and by the progress schedules and nature of the contracts contained in the backlog at the beginning of interim 2006.
          Gross Profit. Consolidated gross profit increased to $4.7 million for interim 2006 from $1.9 million for interim 2005 and consolidated gross margin, as a percent of revenue, increased to 10.4% in interim 2006 from 4.9% in interim 2005. Gross profit from construction services increased to $2.1 million in interim 2006 when compared to $.9 million at interim 2005 and the gross profit margin increased to 8.4% from 3.3% in the respective periods. The increase in the gross profit margin during the first quarter of 2006 was due to continued realization of improved profit margins on key projects reflecting our continued focus on securing more profitable projects in the southern Nevada and Arizona markets and by having negotiated a favorable resolution of issues on a certain project that had incurred losses in prior periods. Gross profit margins are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2006 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $2.7 million in interim 2006 from $1.1 million in interim 2005 and the gross profit margin increased to 12.6% from 7.7% in the respective periods. The increase in the gross profit margin in the construction materials segment during interim 2006 was due to increases in our average unit sales price and our total volume which benefited from the extraordinary good weather that allowed construction projects to proceed with few interruptions.
          General and Administrative Expenses. General and administrative expenses increased to $2.8 million for interim 2006 from $1.7 million in interim 2005. General and administrative expenses increased due to increases in administrative labor and incentive compensation of $.9 million, increases in insurance, legal and public company related expenses of $.2 million.
          Interest Income, Expense and Other Income. Interest income, interest expense and other income all remained relatively flat both individually and collectively for interim 2006 at $.1 million collectively, when compared with interim 2005 at $.1 million, also collectively.
          Income Taxes. The income tax provision for interim 2006 was $.8 million compared to an income tax provision of $.1 million for interim 2005 due to an increase in pre-tax income in interim 2006 when compared to interim 2005.
          Net Income. Net income was $.9 million for interim 2006 as compared to net income of $.3 million for interim 2005. This is also reflective of the reduction of net income as minority interest in consolidated subsidiary in interim 2006 increased to $.5 million. The initial public offering of our consolidated subsidiary occurred in August 2005, which is why interim 2005 minority interest in consolidated subsidiary was $0. The overall increase in net income was the result of the increase in gross profit, as discussed above.
Liquidity and Capital Resources
          Our primary need for capital will be the continued expansion of our construction materials segment and to maximize our working capital so as to continually improve our bonding limits. As we further expand our businesses we will continue to utilize the proceeds raised in the initial public offering by our subsidiary, RMI and we will utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations.

          Historically, our primary source of cash has been from operations and financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the coming year.
          We currently have a credit facility with The CIT Group/Equipment Financing Inc., also referred to as “CIT”, which provides us with $8 million in revolving credit and $15 million in capital expenditure commitments. These credit facilities are collateralized by each of our subsidiaries’ assets as well as our guarantee. Under the terms of the agreements, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA), both at each subsidiary level and on a consolidated basis. We are also required to maintain a ratio of cash flow to current portion of long term debt. As of March 31, 2006, we were compliant with the covenants. As of March 31, 2006, approximately $6.9 million in revolving credit was available under these facilities.
          The following table sets forth for the three months ended March 31, 2006 and 2005, certain items from the condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2006	2005
Cash flows provided by (used in) operating activities	$(2,714,666)	$4,902,499
Cash flows used in investing activities	(4,292,311)	(321,537)
Cash flows provided by (used in) financing activities	382,744	(1,414,114)
          Cash used in operating activities during interim 2006 of $2.7 million represents a $7.6 million decrease from the amount provided by operating activities during interim 2005. The change was primarily due to the increase of our accounts receivable in the amount of $5.8 million and a decrease in accrued liabilities in the amount of $1.2 million.
          Cash used in investing activities during interim 2006 of $4.3 million represents a $4.0 million increase from the amount used in investing activities during interim 2005. Investing activities during interim 2006 was due primarily to capital expenditures of $4.5 million, offset by cash received from the disposal of assets of $.2 million. Investing activities during interim 2005 included cash received from the disposal of assets of $.2 million and a reduction of $.2 million in restricted cash, offset by capital expenditures of $.7 million.
          Cash provided by financing activities during interim 2006 of $.4 million represents a $1.8 million increase from the amount used in financing activities during interim 2005. Financing activities during interim 2006 included the repayment of notes payable and capital lease obligations of $1.5 million, offset by loan proceeds of $1.8 million and by the cash received from the issuance of common stock on exercised options of $.1 million. Financing activities during interim 2005 included the repayment of notes payable and capital lease obligations of $1.5 million, offset by the receipt of $.1 million in cash from the issuance of common stock on exercised options.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
          Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate market risk. We purchase commodities, such as cement, aggregates and diesel fuel, at market prices and are not aware of any financial instruments to hedge these commodity prices.

          Our operations are likely to be affected by the level of general construction activity, including the level of interest rates and availability of funds for construction projects. A significant decrease in the level of general construction activity in any of the metropolitan areas which we service may have a material adverse effect on our sales and earnings.
          Interest Rate Risk—From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the condensed balance sheet and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.
          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at March 31, 2006. Assuming a 100 basis point increase in the prime interest rate at March 31, 2006, the potential increase in the fair value of our debt obligations would have been approximately $.05 million at March 31, 2006. See Note 3—Notes payable in the accompanying March 31, 2006 condensed consolidated financial statements.
Item 4. Controls and Procedures
          An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          For information about litigation involving us, see Note 7 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 during the three months ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
     Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION
(Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
President and Chief Executive Officer
May 15, 2006

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer
May 15, 2006