Form 10-Q
period 2006-06-30
MEADOW VALLEY CORP
filed 2006-08-14
CIK 934749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25428
MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0328443
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4411 South 40th Street, Suite D-11, Phoenix, Arizona	85040
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐;           Accelerated filer ☐;           Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of each of the registrant’s classes of common stock as of August 7, 2006:
Common Stock, $.001 par value
4,165,963 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,862,483	$23,565,317
Restricted cash	3,298,979	1,267,090
Accounts receivable, net	30,142,962	25,139,640
Prepaid expenses	1,538,350	3,171,670
Note receivable	119,454	—
Inventory, net	1,332,701	776,978
Costs and estimated earnings in excess of billings on uncompleted contracts	2,743,941	1,991,993
Deferred tax asset	778,429	760,724

Total current assets	57,817,299	56,673,412
Property and equipment, net	34,150,648	26,228,073
Note receivable, less current portion	674,086	—
Refundable deposits	208,172	478,965
Claims receivable	1,729,676	3,521,080
Other receivables	—	115,000

Total assets	$94,579,881	$87,016,530

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$17,014,370	$18,521,558
Accrued liabilities	4,146,878	5,878,595
Notes payable	4,075,204	3,518,892
Obligations under capital leases	556,406	546,801
Income tax payable	870,648	391,202
Billings in excess of costs and estimated earnings on uncompleted contracts	9,537,835	5,903,087

Total current liabilities	36,201,341	34,760,135
Notes payable, less current portion	14,880,575	11,423,044
Obligations under capital leases, less current portion	156,193	434,998
Deferred tax liability	3,177,771	3,177,771

Total liabilities	54,415,880	49,795,948

Commitments and contingencies
Minority interest in consolidated subsidiary	18,388,837	17,424,795

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 4,162,853 and 4,136,912 issued and outstanding	4,163	4,137
Additional paid-in capital	14,060,579	13,818,913
Capital adjustments	(799,147)	(799,147)
Retained earnings	8,509,569	6,771,884

Total stockholders’ equity	21,775,164	19,795,787

Total liabilities and stockholders’ equity	$94,579,881	$87,016,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Revenue:
Construction services	$49,907,031	$62,059,325
Construction materials	44,090,244	31,309,690
Construction materials testing	69,262	—

Total revenue	94,066,537	93,369,015

Cost of revenue:
Construction services	45,909,736	59,625,931
Construction materials	38,576,711	28,158,422
Construction materials testing	65,250	—

Total cost of revenue	84,551,697	87,784,353

Gross profit	9,514,840	5,584,662
General and administrative expenses	5,472,111	3,812,024

Income from operations	4,042,729	1,772,638

Other income (expense):
Interest income	358,466	236,962
Interest expense	(153,733)	(183,628)
Other income	45,403	127,433

	250,136	180,767

Income before income taxes and minority interest in consolidated subsidiary	4,292,865	1,953,405
Income tax expense	(1,591,138)	(703,226)

Income before minority interest in consolidated subsidiary	2,701,727	1,250,179
Minority interest in consolidated subsidiary	964,042	—

Net income	$1,737,685	$1,250,179

Basic net income per common share	$0.42	$0.34

Diluted net income per common share	$0.39	$0.31

Basic weighted average common shares outstanding	4,158,088	3,629,028

Diluted weighted average common shares outstanding	4,478,871	4,000,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2006	2005
Revenue:
Construction services	$25,288,003	$36,112,492
Construction materials	22,959,604	17,330,510
Construction materials testing	69,262	—

Total revenue	48,316,869	53,443,002

Cost of revenue:
Construction services	23,365,663	34,543,158
Construction materials	20,119,029	15,261,292
Construction materials testing	65,250	—

Total cost of revenue	43,549,942	49,804,450

Gross profit	4,766,927	3,638,552
General and administrative expenses	2,713,169	2,156,410

Income from operations	2,053,758	1,482,142

Other income (expense):
Interest income	169,210	59,199
Interest expense	(78,608)	(91,832)
Other income	24,665	109,373

	115,267	76,740

Income before income taxes and minority interest in consolidated subsidiary	2,169,025	1,558,882
Income tax expense	(806,812)	(561,198)

Income before minority interest in consolidated subsidiary	1,362,213	997,684
Minority interest in consolidated subsidiary	488,486	—

Net income	$873,727	$997,684

Basic net income per common share	$0.21	$0.27

Diluted net income per common share	$0.19	$0.25

Basic weighted average common shares outstanding	4,161,732	3,653,501

Diluted weighted average common shares outstanding	4,481,183	4,040,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2006
(Unaudited)

	Common Stock
	Number of
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2006	4,136,912	$4,137	$13,818,913	$(799,147)	$6,771,884

Common stock issued on exercise of options, net of tax benefit	25,941	26	55,054	—	—

Stock-based compensation expense	—	—	141,047	—	—

Excess tax benefits from share-based payment arrangements	—	—	45,565	—	—

Net income for the six months ended June 30, 2006	—	—	—	—	1,737,685

Balance at June 30, 2006	4,162,853	$4,163	$14,060,579	$(799,147)	$8,509,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$93,700,658	$90,071,024
Cash paid to suppliers and employees	(89,570,936)	(90,277,031)
Income taxes refunded (paid)	(1,109,368)	200
Interest received	358,466	236,962
Interest paid	(153,733)	(183,628)

Net cash provided by (used in) operating activities	3,225,087	(152,473)

Cash flows from investing activities:
Increase in restricted cash	(2,031,889)	(292,302)
Proceeds from sale of property and equipment	220,159	219,902
Purchase of property and equipment	(7,135,300)	(1,695,287)

Net cash used in investing activities	(8,947,030)	(1,767,687)

Cash flows from financing activities:
Proceeds from issuance of common stock	55,080	146,680
Proceeds from notes payable	3,083,540	—
Repayment of notes payable	(2,895,876)	(2,822,393)
Repayment of capital lease obligations	(269,200)	(270,688)
Excess tax benefits from share-based payment arrangements	45,565	—

Net cash provided by (used in) financing activities	19,109	(2,946,401)

Net decrease in cash and cash equivalents	(5,702,834)	(4,866,561)
Cash and cash equivalents at beginning of period	23,565,317	10,164,218

Cash and cash equivalents at end of period	$17,862,483	$5,297,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by (used in) operating activities:
Net Income	$1,737,685	$1,250,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,842,041	2,153,827
(Gain) loss on sale of property and equipment	(23,296)	18,915
Stock-based compensation expense	141,047	—
Deferred taxes, net	(17,705)	703,426
Allowance for doubtful accounts	38,838	101,914
Minority interest in consolidated subsidiary	964,042	—

Changes in operating assets and liabilities:
Accounts receivable	(5,062,190)	(4,873,492)
Income taxes receivable	20,030	—
Prepaid expenses and other	839,780	581,624
Inventory	(555,723)	(90,035)
Costs and estimated earnings in excess of billings on uncompleted contracts	(751,948)	(1,344,620)
Refundable deposits	270,793	(34,448)
Claims receivable	1,791,404	—
Other receivable	115,000	—
Accounts payable	(1,507,188)	(1,185,130)
Accrued liabilities	(1,731,717)	(208,406)
Income taxes payable	479,446	—
Billings in excess of costs and estimated earnings on uncompleted contracts	3,634,748	2,773,773

Net cash provided by (used in) operating activities	$3,225,087	$(152,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          Meadow Valley Corporation was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“Construction services segment”), Ready Mix, Inc. (“RMI”) (“Construction materials segment”) and Apex Testing Corp. (“Apex”) (“Construction materials testing segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in southern Nevada and Arizona. RMI manufactures and distributes ready mix concrete in the Las Vegas, NV and Phoenix, AZ metropolitan areas. In 2005, the Company sold, in a public offering, approximately 47% of its ownership interest in RMI and continues to own approximately 53% of RMI’s outstanding common stock. Apex is a construction materials testing provider in the Las Vegas, Nevada area. In May 2006, Apex was formed and subsequently, assets were purchased for approximately $134,000 from an existing materials testing company in Las Vegas, Nevada.
     Reclassifications:
          Certain balances as of December 31, 2005 and for the periods ended as of June 30, 2005 have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.
     Liquidity:
          The Company had income from operations for the six months ended June 30, 2006 of $4,042,729 and $3,225,087 in cash provided by operating activities. For the six months ended June 30, 2005, the Company had income from operations of $1,772,638 and used cash from operating activities of $152,473.
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
     Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2006, the total amount of contract claims filed by the Company with various public entities was $12,002,782. Of this amount, the Company’s portion was $8,336,931 and the balance of $3,665,851 pertains to a prime contractor or subcontractors’ claims.
          In June 2006, a claim of approximately $6.8 million was settled for approximately $5.1 million, thereby reducing the Company’s claims receivable from $3,521,080 to $1,729,676. Of the $5.1 million in settlement proceeds, $3.0 million was paid to subcontractors for their portion of the total claim. Since the remaining $2.1 million in proceeds exceeded the approximately $1.8 million of claims receivables we had recorded on the project, the difference of $.3 million is included in gross profit the quarter ended June 30, 2006.
          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $1,729,676 in cumulative claims receivable as of June 30, 2006 to offset a portion of costs incurred to-date on the claims.
          The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.
          Although the Company believes that the claims receivable amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $1,729,676 will decrease earnings. Conversely, a payment for those same items in excess of $1,729,676 will result in increased income.
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763 as of June 30, 2006. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation:
          Both the Company and RMI have stock-based compensation plans. Effective January 1, 2006, the Company and RMI adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore neither have restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company and RMI recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of three years.
          The Company and RMI estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility of award grants made under the Company’s plan is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award. Expected volatility of award grants made under RMI’s plan is measured using the weighted average of historical daily changes in the market price of RMI’s peer group’s common stock over the expected term of the award. The peer group is used since RMI does not have sufficient historical daily changes in its common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by both companies and management’s analysis of potential forfeitures.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
          The following table illustrates the effect on net income and net income per share if the Company and RMI had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the six months ended June 30, 2005. For purposes of pro forma disclosures, the value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods using the straight line method. The following pro forma information sets forth the net income and net income per share assuming that the Company and RMI had used the SFAS 123 fair value method in accounting for stock options during the six months ended June 30, 2005:

Six months ended
June 30, 2005
Net income, as reported	$1,250,179
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(27,623)

Pro forma net income	$1,222,556

Basic net income per common share
As Reported	$0.34
Pro forma	0.34
Diluted net income per common share
As Reported	$0.31
Pro forma	0.31
     Recent Accounting Pronouncements:
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.
2. Stock-Based Compensation:
          The Company and RMI both have individual stock-based compensation plans. Meadow Valley Corporation’s accompanying condensed consolidated financial statements and these related notes to financial statements have been presented on a consolidated basis and therefore include RMI’s stock-based compensation information. The information below is presented to show disclosures related to both the Company’s and RMI’s individual stock-based compensation plans. Under the sub-heading “Meadow Valley Corporation” of this note, information is only for the Company’s plan, with the exception of information presented that is directly related to the consolidation of the accompanying condensed financial statements and this information is indicated as “consolidated”. Under the sub-heading “Ready Mix, Inc.” of this note, information is only for RMI’s plan.
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
          The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense in the six months ended June 30, 2005.
          As of June 30, 2006, the Company has the following stock-based compensation plans:
     Equity Incentive Plan
          In 2004, the Company adopted the 2004 Equity Incentive Plan (“2004 Plan”). The 2004 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The 2004 Plan authorizes the issuance of up to 1,200,000 shares of Common Stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of Common Stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2006, 169,815 shares were available for future grant under the 2004 Plan. The stock options have a term of ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of the grant.
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

Awards Prior to
January 1, 2006
Dividend yield	0%
Expected volatility	23.94%-82.23%
Weighted-average expected volatility	49.14%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$1.15
          No awards were granted during the six months ended June 30, 2006.
          The following table summarizes the Company’s stock option activity during the first six months of fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value[2]
Outstanding January 1, 2006	494,857	3.34	4.93	$554,982
Granted	—	—		—
Exercised	(25,941)	2.12		(23,422)
Forfeited or expired	(334)	1.46		(274)

Outstanding June 30, 2006	468,582	3.41	4.35	$531,286	$3,767,216

Exercisable June 30, 2006	344,563	3.77	3.18	$364,191	$2,647,066

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of June 30, 2006, for those awards that have an exercise price currently below the closing price as of June 30, 2006.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	124,019	$1.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested stock options at June 30, 2006	124,019	$1.35

          During the six months ended June 30, 2006 the Company recognized consolidated compensation expense of $141,047, of which $80,714 was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $5,099 related thereto. As of June 30, 2006, there was $83,596 of total unrecognized compensation cost, net of $8,622 attributable to estimated forfeitures, related to nonvested stock options granted under the plan. That cost is expected to be recognized over the weighted average period of .63 years. No awards were granted during the six months ended June 30, 2006.
          During the six months ended June 30, 2006, the Company received proceeds of $55,080 as a result of the exercise of common stock options.
   Ready Mix, Inc.:
          On January 1, 2006, RMI adopted the fair value recognition provisions of SFAS 123R. Prior to January 1, 2006, RMI accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
          RMI adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
          RMI recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the six months ended June 30, 2005.
          As of June 30, 2006, RMI has the following stock-based compensation plans:
    Equity Incentive Plan
          In 2005, RMI adopted the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          RMI has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2006, 424,375 shares were available for future grant under the 2005 Plan. The stock options have a term of five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of RMI’s common stock on the date of grant.
          RMI uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards prior to
January 1, 2006
Dividend yield	0%
Expected volatility	21.4%-23.3%
Weighted-average volatility	21.55%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.02
          No awards were granted during the six months ended June 30, 2006.
          The following table summarizes RMI’s stock option activity during the first six months of fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value[2]
Outstanding January 1, 2006	253,125	$11.12	3.89	$511,616
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding June 30, 2006	250,625	$11.12	3.64	$506,741	$460,850

Exercisable June 30, 2006	76,791	$11.00	3.58	$149,742	$150,510

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of June 30, 2006, for those awards that have an exercise price currently below the closing price as of June 30, 2006.
          A summary of the status of RMI’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	253,125	$2.02
Granted	—	—
Vested	(76,791)	1.95
Forfeited	(2,500)	1.95

Nonvested stock options at June 30, 2006	173,834	$2.05

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          During the six months ended June 30, 2006, RMI recognized compensation expense of $80,714 and a tax benefit of $5,099, related thereto. As of June 30, 2006, there was $256,518 of total unrecognized compensation cost, net of $11,231 attributable to estimated forfeitures, related to nonvested stock options granted under the plan. That cost is expected to be recognized over the weighted average period of 3.64 years. The total fair value of 76,791 options vested during the six months ended June 30, 2006 was $150,510. No awards were granted in the six months ended June 30, 2006. During the six months ended June 30, 2006, 2,500 options were forfeited, of which 833 options were vested.
3. Notes Payable:
          Notes payable consists of the following:

	June 30,	December 31,
	2006	2005
Balance of notes payable outstanding from year end	$12,252,332	$14,941,936
Note payable, 8.18% interest rate with monthly payments of $7,353 and one balloon payment of $111,853, due November 14, 2009, collateralized by equipment	341,318	—
Notes payable, interest rates of 3.85% with interest only payments until April 1, 2006, then combined monthly payments of $4,780, due December 1, 2009, collateralized by equipment	183,357	—
Note payable, 1.90% interest rate with monthly payments of $558, due May 11, 2010, collateralized by a vehicle	25,246	—
Note payable, 7.46% interest rate with monthly payments of $13,867, due May 26, 2021, collateralized by real property	1,493,785	—
Notes payable, interest rates ranging from 5.70% to 8.15% with combined monthly payments of $10,472, due dates ranging January 31, 2011 to April 27, 2011, collateralized by equipment	533,350	—
Notes payable, interest rates ranging from 7.99% to 8.45% with combined monthly principal payments of $71,015 plus interest, due dates ranging from March 25, 2011 to June 28, 2011, collateralized by equipment	4,126,391	—

	18,955,779	14,941,936
Less: current portion	(4,075,204)	(3,518,892)

	$14,880,575	$11,423,044

          Following are maturities of the above long-term debt for each of the next five years and thereafter:

2007	$4,075,204
2008	3,923,190
2009	4,072,736
2010	3,479,962
2011	1,918,456
2012 and thereafter	1,486,231

$18,955,779

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Lines of Credit:
          As of June 30, 2006, the Company had a $3,000,000 revolving line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of June 30, 2006 was 9.0%. The balance outstanding on the line of credit as of June 30, 2006 was $250,000. The credit agreement provides for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of June 30, 2006, the Company was in compliance with these covenants.
          As of June 30, 2006, RMI had a $5,000,000 revolving line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of June 30, 2006 was 8.5%. The balance outstanding on the line of credit as of June 30, 2006 was $1,070,263. The credit agreement provides for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s assets. Under the terms of the agreement, RMI is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of June 30, 2006, RMI was in compliance with these covenants.
          As of June 30, 2006, the Company has a line of credit in the amount of $2,023,102, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of June 30, 2006 was 9.0%. The balance outstanding on the line of credit as of June 30, 2006 was $1,440,669. The credit agreement provides for interest only payments until December 31, 2007. Then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2010 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of June 30, 2006, the Company was in compliance with these covenants.
          In addition to the lines of credit agreements mentioned above, the Company and RMI have each established capital expenditure commitments in the amounts of $5,000,000 and $10,000,000, respectively. The purposes of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of June 30, 2006, the Company and RMI had approximately $4,800,000 and $5,700,000, respectively, available to draw against under such commitments.
5. Commitments:
          During the six months ended June 30, 2006, the Company leased various pieces of equipment, with a combined monthly payment of $79,142, and extended one of its office leases with a monthly payment $8,230. Minimum future rental payments under the non-cancelable operating leases entered into during the six months ended June 30, 2006, for the following years are:

2007	$1,021,868
2008	923,428
2009	923,428
2010	923,428
2011	769,523

$4,561,675

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Commitments (Continued):
          During the six months ended June 30, 2006, RMI extended a purchase agreement with a minimum monthly payment of $20,000. Minimum future purchase agreement payments under the non-cancelable agreement entered into during the six months ended June 30, 2006 for the following year is:

2007	$200,000

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of June 30, 2006.
          The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.
6. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the six months ended June 30, 2006 and 2005, the Company financed the purchase of property and equipment in the amounts of $3,826,179 and $781,113, respectively. During the six months ended June 30, 2005, the Company refinanced a note payable in the amount of $1,489,570.
          During the six months ended June 30, 2006, the Company incurred $141,047 in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
          During the six months ended June 30, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to its majority owner. The Company sold its interest in LAM for $793,540 that is to be paid over six years with quarterly payments of $37,355 including interest at 4%.

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
          The following proceedings represent matters that may become material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of the Company’s claims on these projects is $12,002,782, of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. A trial date has been set for spring of 2007.

(2)	Clark County Public Works, Clark County, Nevada – A final ruling on November 1, 2004, by the three-member arbitration panel awarded MVCI approximately $5,540,000, of which $2,100,000 is due MVCI and the balance of $3,440,000 is due a subcontractor. The award included prejudgment interest and post-judgment interest, which continues to accrue at approximately $900 per day. The approximate total value of the claims ruled on above was $6,833,197, of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works has filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. The County’s motion was heard on May 9, 2005 and was denied by the District Court, but has now been appealed to the Nevada Supreme Court. In 2004, the three-member arbitration panel made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project, which we refer to as the Shoring Entitlement claim. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005, MVCI filed an appeal to the Nevada Supreme Court. The primary issues related to the claim filed against Clark County Public Works were changed conditions, constructive changes, contract modifications and associated delay costs. A date has not yet been established for the Nevada Supreme Court to hear the appeals. On June 19, 2006, the Company settled its $6,833,197 claim with Clark County for $5,110,000, of which $2,095,000 was placed in escrow and is classified in the accompanying condensed consolidated financial statements as restricted cash pursuant to a binding arbitration agreement between the Company and its subcontractor, Innovative Construction Systems, Inc. (“ICS”). Subsequent to June 30, 2006, the Company settled the pending claims with ICS during its preparation for the arbitration hearing. Both parties agreed to withdraw their respective actions with prejudice, which resulted in the release of $2.1 million from escrow to the Company that was classified as restricted cash in the accompanying condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
          The combined total of all outstanding claims as of June 30, 2006 is $12,002,782. MVCI’s portion of the total claims is $8,336,931 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,665,851. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $1,729,676 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
          MVCI has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable final outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on MVCI’s behalf.
          Although the Company believes its claims receivable represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $1,729,676 will decrease earnings. Conversely, a payment for those same items in excess of $1,729,676 will increase income.
          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.
Lawsuits Filed Against Meadow Valley Corporation and its Subsidiaries
(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. The Company terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges the subcontracts were wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying condensed consolidated financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada Shoring Entitlement claim, as mentioned above, is concluded, a decision is rendered, payment is received from the County, and the funds are escrowed. As a result of the Clark County arbitration panel’s decision referenced above, we have requested binding arbitration concerning all remaining matters between MVCI and ICS. Subsequent to June 30, 2006, the Company settled all matters with ICS during its preparation for the arbitration hearing. Both parties agreed to withdraw their respective actions with prejudice, which resulted in the release of $2.1 million from escrow to the Company that was classified as restricted cash in the accompanying condensed consolidated financial statements. The Company’s remaining obligation to ICS is to continue its appeal to the Nevada Supreme Court of the shoring entitlement claim and to cooperate with ICS in passing through one of their remaining claims if they decide to pursue their rights to do so.

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

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The Complaint, No.CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint. The Company denies responsibility for the accident and is vigorously defending the action. The Company has not accrued a liability related to this complaint as of June 30, 2006.
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

	For the Six Months Ended
	June 30,
	2006	2005
Weighted average common shares outstanding	4,158,088	3,629,028
Dilutive effect of:
Stock options	320,783	371,182

Weighted average common shares outstanding assuming dilution	4,478,871	4,000,210

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Earnings per Share (Continued):
          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the six months ended June 30, 2006 and 2005, the Company had no anti-dilutive common stock equivalents.
          The Company’s basic net income per share at June 30, 2006 and 2005, were computed by dividing net income for the period by 4,158,088 and 3,629,028, respectively, the basic weighted average number of common shares outstanding during the period.
          The Company’s diluted net income per common share at June 30, 2006 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares underlying options to purchase 468,582 common shares at a range of $1.46 to $9.38. Options to purchase 776,214 common shares at a range of $1.46 to $5.41 per share were outstanding during 2005. Options to purchase 191,025 shares at a range of $5.875 to $6.25 per share were outstanding during 2005, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.
9. Income Taxes:
          The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, in accordance with APB Opinion No. 28, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective tax rate and in evaluating our tax positions.
          The effective income tax rate of approximately 37% for the six months ended June 30, 2006 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 36% for the six months ended June 30, 2005 differed from the statutory rate, due primarily to state income taxes.
10. Subsequent Events:
          During July 2006, the Company leased an asphalt paver to replace an existing asphalt paver, with a monthly payment of $6,916. The operating lease expires July 10, 2009. During July 2006, the Company financed the purchase of various pieces of equipment and two vehicles in the amount of $486,439. The notes payable obligations have interest rates ranging from 1.90% to 8.75%, with monthly combined payments of $8,988 and are due from July 20, 2011 to August 15, 2011.
          In July and August of 2006, the Company was awarded approximately $47.6 million in new contracts including a $44.4 million highway contract with Clark County, Nevada, announced in a press release dated July 6, 2006 and a $3.2 million private water utility contract not previously announced. The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $71.6 million (unaudited) at June 30, 2006. The above referenced new contract amounts were added to the Company’s backlog subsequent to June 30, 2006.
          In August 2006, the Company settled the pending claims with ICS during its preparation for arbitration hearings. Both parties agreed to withdraw their respective actions with prejudice, which resulted in the release of $2.1 million from escrow to the Company that was classified as restricted cash in the accompanying condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Segment Information:
          The Company manages and operates three segments — construction services, construction materials and construction materials testing. The construction services segment provides construction services to a broad range of public and some private customers primarily in southern Nevada and Arizona. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of three locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and two locations in the Phoenix, AZ vicinity. The construction materials testing segment provides materials testing services to the broader construction industry in the Las Vegas, Nevada area.

	Six Months Ended June 30,
	2006			2005
		Construction			Construction
			Materials			Materials
(dollars in thousands)	Services	Materials	Testing	Services	Materials	Testing
Gross revenue	$50,918	$44,129	$69	$62,059	$31,817	$—
Intercompany revenue	(1,011)	(39)	—	—	(507)	—
Cost of revenue	46,921	38,616	65	59,625	28,666	—
Interest income	178	180	—	277	14	—
Interest expense	(90)	(64)	—	(107)	(131)	—
Intercompany interest income (expense)	—	—	—	54	(54)	—
Depreciation and amortization	1,185	1,656	1	1,002	1,151	—
Income (loss) before income taxes and minority interest in consolidated subsidiary	1,063	3,254	(24)	488	1,465	—
Income tax benefit (expense)	(405)	(1,195)	9	(176)	(527)	—
Income (loss) before minority interest in consolidated subsidiary	658	2,059	(15)	313	937	—
Minority interest in consolidated subsidiary	—	(964)	—	—	—	—
Net income (loss)	658	1,095	(15)	313	937	—

Total assets	45,297	49,058	225	42,639	22,611	—
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
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and any changes thereto in Part II, Item 1A “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the construction services and construction materials segments of our business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

Overview
          Revenue for the first half of 2006 was relatively flat compared to the first half of 2005. Growth from the materials segment compensated for a decline in revenue from the services segment resulting from lower contract backlog entering the period. Contract backlog for the quarter ended June 30, 2006 increased to approximately $71.6 million, a 15% increase from a year ago and 11% more than the beginning of this year’s second quarter. This backlog amount does not include a $44.4 million contract awarded to us by Clark County, Nevada and announced in a press release dated July 6, 2006 or a $3.2 million private utility contract not previously announced; both projects were awarded subsequent to the end of the second quarter. Due to our continuing performance, our bonding limits have been raised to $50 million for a single project and $150 million for our aggregate program. With increased backlog and new contract awards not yet added to the backlog, we expect the services segment to generate more revenue in the second half of the current fiscal year than during the first half of the current fiscal year. Materials segment revenue is also expected to increase in the second half of fiscal 2006 as the production facilities at Lee Canyon and southwest Phoenix will begin to generate sales.
          Gross profit and gross profit margins were significantly better during the first half of the 2006 compared to the same period in 2005. This improvement is primarily attributable to favorable weather in the first quarter, completing a number of highly profitable projects in the first half of the year, negotiating additional contract compensation to recover previously expended costs and a claim settlement that exceeded our claim amount and that also included offsetting current legal costs.
          The expansion plans for our materials segment continue to move forward. We began production of ready mix concrete from our Lee Canyon facility north of Las Vegas and are continuing to work on completing the crushing and screening operations at that location. The ready mix batch plant at Moapa has been replaced with a higher capacity plant to meet the growing needs in the Moapa, Overton and Logandale areas. The third batching facility in Phoenix, located in the growing southwest part of the metropolitan area, has been delivered and is being erected. We expect this plant to begin production during the third quarter.
          We made good progress in relieving ourselves of the cost and distraction of old contract claims and in further reducing the amount of contract claims receivable on our balance sheet. On June 19, 2006, we settled with Clark County, Nevada whereby we agreed to accept a payment of approximately $5.1 million and Clark County agreed to drop their appeal of the QA/QC award. The effect of this settlement was to reduce our claims receivable by approximately $1.8 million, increase gross profit by $.3 million and recovered legal expenses. Subsequent to the close of the second fiscal quarter 2006, our portion of the cash received from that settlement, approximately $2.1 million, was released from escrow as a result of an agreement between us and ICS to dismiss the pending arbitration proceedings between us, with each party paying their own legal expenses. Our only remaining obligations to ICS are to continue our appeal to the Nevada Supreme Court of the shoring entitlement claim and to cooperate with ICS in passing through one of their remaining claims if they decide to pursue their rights to do so.
New Accounting Pronouncements
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS

No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.
          The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.
Critical Accounting Policies, Estimates and Judgments
          Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe our most critical accounting policies are revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowances for doubtful accounts, our inventory allowance, the valuation of property and equipment, and our accounting policies on contingencies, income taxes and the estimation of the fair value of share-based payment arrangements. The percentage-of-completion method is applied by our construction services segment to heavy construction projects executed under multi-year contracts with various customers.
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
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2006 and December 31, 2005 amounted to $364,950 and $326,112, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. Should our estimate for the provision of bad debt be insufficient to allow for the write-off of future bad debts, we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in a future period.
          We are required to state our inventory at the lower of cost or market. In assessing the ultimate realization of inventory, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At June 30, 2006 and December 31, 2005, inventory of $1,332,701 and $776,978, respectively, are each net of reserves of $244,271. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions.
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
          We also review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairments are recognized in the period during which they are identified. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of June 30, 2006, we had total deferred tax assets of $.8 million with no valuation allowance and total deferred tax liabilities of $3.2 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
Results of Operations
          The following table sets forth, for the six months and three months ended June 30, 2006 and 2005, certain items derived from the Company’s condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Six months ended June 30,				Three months ended June 30,
	2006		2005		2006		2005
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue:
Construction services	$49,907	53.1%	$62,059	66.5%	$25,288	52.5%	$36,112	67.6%
Construction materials	44,090	46.9%	31,310	33.5%	22,960	47.5%	17,331	32.4%
Construction materials testing	69	0.0%	—	0.0%	69	0.0%	—	0.0%

Total revenue	94,066	100.0%	93,369	100.0%	48,317	100.0%	53,443	100.0%

Gross profit	9,515	10.1%	5,585	6.0%	4,767	9.9%	3,638	6.8%
General and administrative expenses	5,472	5.8%	3,812	4.1%	2,713	5.6%	2,156	4.0%

Income from operations	4,043	4.3%	1,773	1.9%	2,054	4.3%	1,482	2.8%
Interest income	358	0.4%	237	0.3%	169	0.3%	59	0.1%
Interest expense	(154)	-0.2%	(184)	-0.2%	(79)	-0.2%	(92)	-0.2%
Other income	45	0.0%	127	0.1%	25	0.1%	109	0.2%

Income before income taxes and minority interest in consolidated subsidiary	4,293	4.6%	1,953	2.1%	2,169	4.5%	1,559	2.9%
Income tax expense	(1,591)	-1.7%	(703)	-0.8%	(807)	-1.7%	(561)	-1.0%

Income before minority interest in consolidated subsidiary	2,702	2.9%	1,250	1.3%	1,362	2.8%	998	1.9%
Minority interest in consolidated subsidiary	964	1.0%	—	0.0%	488	1.0%	—	0.0%

Net income	$1,738	1.8%	$1,250	1.3%	$874	1.8%	$998	1.9%

Depreciation and amortization	$2,842	3.0%	$2,154	2.3%	$1,466	3.0%	$1,090	2.0%

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
          Revenue and Backlog. Consolidated revenue for the six months ended June 30, 2006 (“interim 2006”) was $94.1 million compared to $93.4 million for the six months ended June 30, 2005 (“interim 2005”). The increase in revenue was the result of a $12.2 million decrease in revenue from the construction services segment, offset by a $12.8 million increase in revenue from the construction materials segment. The decrease in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of interim 2006. The increase in the construction materials segment revenue resulted primarily from a 21.5% increase in the sale of cubic yards of concrete, which we refer to as “units,” complemented by a 16.4% increase in the average unit sales price. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The increased volume in the interim 2006 was primarily due to favorable weather conditions during the first quarter 2006 when compared to the wet weather experienced in January and February 2005, an increased number of mixer trucks in our fleet and our blend of customers allowing the delivery of our product during non-peak hours.
          Gross Profit. Consolidated gross profit increased to $9.5 million for interim 2006 from $5.6 million for interim 2005 and consolidated gross profit margin, as a percent of revenue, increased to 10.1% in interim 2006 from 6.0% in interim 2005. Gross profit from construction materials increased to $5.5 million in interim 2006 from $3.2 million in interim 2005 and the gross profit margin increased to 12.5% from 10.1% in the respective periods. The increase in the gross profit margin during interim 2006 was primarily due to increased productivity which was generated on an equivalent fixed asset basis when compared to interim 2005. Although our average unit sales price increased, our variable unit costs also increased as a percentage of revenue. We anticipate that as a result of our expansion efforts our fixed costs will increase in the near future as the Lee Canyon Pit in northwest Las Vegas, Nevada becomes operational and our third ready mix production facility in Phoenix, Arizona opens. Gross profit from construction services increased to $4.0 million in interim 2006 compared to $2.4 million in interim 2005 and the gross profit margin increased to 8.0% from 3.9% in the respective periods. The increase in the gross profit margin during interim 2006 was due to continued realization of improved profit margins on key projects reflecting our continued focus on securing more profitable projects in the southern Nevada and Arizona markets and by having negotiated a favorable resolution of issues on a certain project that had incurred losses in prior periods. Gross profit was positively impacted by $.3 million due to the settlement reached with Clark County as we received amounts in excess of what was originally recorded as claims receivable as it relates to this claim. Gross profit margins are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2006 may not be indicative of the annual gross profit margin.
          General and Administrative Expenses. General and administrative expenses increased to $5.5 million for interim 2006 from $3.8 million for interim 2005. The increase in the general and administrative expenses was the result of an increase of $1.1 million in employee compensation expense, an increase of $.2 million in legal expense, an increase $.2 million in public company reporting and computer expenses and an increase of $.2 million in our insurance expense and marketing and customer relations expense.
          Interest Income and Expense. Interest income for interim 2006 increased to $.36 million from $.24 million for interim 2005, resulting primarily from an increase in invested cash reserves, which resulted from the initial public offering of RMI. Interest expense for interim 2006 decreased to $.15 million compared to $.18 million for interim 2005, due primarily to the repayment of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.
          Income Taxes. The increase in the income tax provision for interim 2006 to $1.6 million compared to an income tax provision of $.7 million for interim 2005 was due to an increase in the pre-tax income during interim 2006. The difference between the amount of the tax provision and the actual cash outlay is due to the overpayment of estimated 2005 income taxes.
          Net Income. Net income was $1.7 million in interim 2006 as compared to net income of $1.3 million for interim 2005. Interim 2006 net income is net of approximately $1.0 million of minority interest due to the initial public offering of RMI and interim 2005 does not include any minority interest amounts.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
          Revenue and Backlog. Consolidated revenue for the three months ended June 30, 2006 (“2nd quarter 2006”) was $48.3 million compared to $53.4 million for the three months ended June 30, 2005 (“2nd quarter 2005”). The decrease in revenue was the result of a $10.8 million decrease in revenue from the construction services segment, offset by a $5.6 million increase in revenue from the construction materials segment. The decrease in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning 2nd quarter 2006. The increase in the construction materials segment revenue resulted primarily from a 15.4% increase in the sale of cubic yards of concrete, which we refer to as “units,” complemented by a 16.9% increase in the average unit sales price. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The increased volume in the 2nd quarter 2006 was primarily due to an increased number of mixer trucks in our fleet and our blend of customers allowing the delivery of our product during non-peak hours.

          Gross Profit. Consolidated gross profit increased to $4.8 million for 2nd quarter 2006 from $3.6 million for 2nd quarter 2005 and consolidated gross profit margin, as a percent of revenue, increased to 9.9% in 2nd quarter 2006 from 6.8% in 2nd quarter 2005. Gross profit from construction services increased to $1.9 million in 2nd quarter 2006 compared to $1.6 million in 2nd quarter 2005 and the gross profit margin increased to 7.6% from 4.4% in the respective periods. Gross profit was positively impacted by $.3 million due to the settlement reached with Clark County as we received amounts in excess of what was originally recorded as claims receivable as it relates to this claim. Gross profit margins are affected by a variety of factors including quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in 2nd quarter 2006 may not be indicative of the annual gross profit margin. Gross profit from construction materials increased to $2.8 million in 2nd quarter 2006 from $2.1 million in 2nd quarter 2005 and the gross profit margin increased to 12.4% from 11.9% in the respective periods. The increase in the construction materials segment gross profit margin during 2nd quarter 2006 was primarily due to an increase in our average unit sales price, while the disbursement of our fixed costs, which were only slightly higher when compared with the same period in 2005, were over the higher volume, thereby reducing the average fixed cost per unit sold.
          General and Administrative Expenses. General and administrative expenses increased to $2.7 million for 2nd quarter 2006 from $2.2 million for 2nd quarter 2005. The increase in the general and administrative expenses was the result of an increase of $.2 million in employee compensation expense, an increase of $.1 million in legal expense and an increase of $.2 million in public company reporting and insurance expenses.
          Interest Income and Expense. Interest income for 2nd quarter 2006 increased to $.17 million from $.06 million for 2nd quarter 2005, resulting primarily from an increase in invested cash reserves. Interest expense for 2nd quarter 2006 decreased to $.08 million from $.09 million for 2nd quarter 2005 as a result of the reduction of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.
          Income Taxes. The increase in the income tax provision for 2nd quarter 2006 to $.8 million compared to an income tax provision of less than $.6 million for 2nd quarter 2005 was due to an increase in the pre-tax income during 2nd quarter 2006. The difference between the amount of the tax provision and the actual cash outlay is due to the overpayment of estimated 2005 income taxes.
          Net Income. Net income was $.9 million in 2nd quarter 2006 as compared to a net income of $1.0 million for 2nd quarter 2005. Net income for the 2nd quarter 2006 is net of approximately $.5 million of minority interest due to the initial public offering of RMI and 2nd quarter 2005 does not include any minority interest amounts.
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
          We currently have credit facilities with The CIT Group/Equipment Financing Inc., also referred to as “CIT,” which provides us with $8 million in revolving credit and $15 million in capital expenditure commitments. These credit facilities are collateralized by each of our subsidiaries’ assets as well as our guarantee. Under the terms of the agreements, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA), both at each subsidiary level and on a consolidated basis. We are also required to maintain a ratio of cash flow to current portion of long term debt. As of June 30, 2006, we were compliant with the covenants. As of June 30, 2006, approximately $6.7 million in revolving credit was available.

          The following table sets forth for the six months ended June 30, 2006 and 2005, certain items from the condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2006	2005
Cash flows provided by (used in) operating activities	$3,225,087	$(152,473)
Cash flows used in investing activities	(8,947,030)	(1,767,687)
Cash flows provided by (used in) financing activities	19,109	(2,946,401)
          Cash provided by operating activities during interim 2006 of $3.2 million represents a $3.4 million increase from the amount used in operating activities during interim 2005. The increase was due to changes in various operating assets and liabilities, highlighted by the collection of $1.8 million in claims receivables, that resulted in a net increase in cash of $2.5 million and the reconciliation of non cash items with net income that increased cash $.9 million over interim 2005.
          Cash used in investing activities during interim 2006 of $8.9 million represents a $7.2 million increase from the amount used in investing activities during interim 2005. Investing activities during interim 2006 included capital expenditures of $7.1 million and an increase in restricted cash of $2.0 million, offset by cash received from the disposal of assets of $.2 million. Investing activities during interim 2005 included capital expenditures of $1.7 million and an increase in restricted cash of $.3 million, offset by cash received from the disposal of assets of $.2 million.
          Cash provided by financing activities during interim 2006 of $.02 million represents a $2.9 million increase from the amount used in financing activities during interim 2005. Financing activities during interim 2006 included the repayment of notes payable and capital lease obligations of $3.2 million, offset by loan proceeds of $3.1 million and by the cash received from the issuance of common stock on exercised options of $.1 million. Financing activities during interim 2005 included the repayment of notes payable and capital lease obligations of $3.1 million, offset by the receipt of $.1 million in cash from the issuance of common stock on exercised options.
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
          Our operations are likely to be affected by the level of general construction activity, including the level of interest rates and availability of funds for construction projects. A significant decrease in the level of general construction activity in any of the metropolitan areas that we service may have a material adverse effect on our sales and earnings.
          Interest Rate Risk—From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the condensed consolidated balance sheet and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at June 30, 2006. Assuming a 100 basis point increase in the prime interest rate at June 30, 2006, the potential increase in the fair value of our debt obligations would have been approximately $.04 million at June 30, 2006. See Note 3—Notes payable in the accompanying June 30, 2006 condensed consolidated financial statements.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          For information about litigation involving us, see Note 7 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 during the six months ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Shareholders on June 13, 2006, nominees for Class A and B Directors as listed in the proxy statement, to hold office for a three year term, expiring in 2009 and 2008, respectively, or until election and qualification of their successors or until their resignation, death, disqualification or removal from office were elected by the holders of Common Stock with the following vote:

	Affirmative	Authority	Broker non-
Class A Directors	Votes	Withheld	votes/Abstentions
Charles E. Cowan	3,623,358	121,200	—
Kenneth D. Nelson	3,628,658	115,900	—

	Affirmative	Authority	Broker non-
Class B Directors	Votes	Withheld	votes/Abstentions
Don A. Patterson[1]	3,623,358	121,200	—

[1]	Don A. Patterson was elected to complete the Class B term of the previous board member, Earle May, whose term expires in 2008.
          A proposal to ratify the selection of Semple and Cooper, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by the holders of Common Stock with the following vote:

Affirmative	Against	Authority	Broker non-
Votes	Votes	Withheld	votes/Abstentions
3,734,957	1,700	7,901	—
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

MEADOW VALLEY CORPORATION (Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson President and Chief Executive Officer August 14, 2006

By	/s/ David D. Doty

David D. Doty Chief Financial Officer August 14, 2006

Index to Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.