Form 10-Q
period 2006-09-30
MEADOW VALLEY CORP
filed 2006-11-14
CIK 934749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐;      Accelerated filer ☐;      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares outstanding of each of the registrant’s classes of common stock as of November 9, 2006:
Common Stock, $.001 par value
4,998,416 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$27,398,945	$23,565,317
Restricted cash	673,478	1,267,090
Accounts receivable, net	29,855,710	25,139,640
Prepaid expenses and other	1,261,950	3,171,670
Note receivable	105,445	—
Inventory, net	1,582,085	776,978
Costs and estimated earnings in excess of billings on uncompleted contracts	2,410,310	1,991,993
Deferred tax asset	833,616	760,724

Total current assets	64,121,539	56,673,412
Property and equipment, net	34,565,637	26,228,073
Note receivable, less current portion	562,383	—
Refundable deposits	678,080	478,965
Claims receivable	1,729,676	3,521,080
Other receivables	—	115,000

Total assets	$101,657,315	$87,016,530

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$21,732,285	$18,521,558
Accrued liabilities	5,040,122	5,878,595
Notes payable	4,227,543	3,518,892
Obligations under capital leases	447,089	546,801
Income tax payable	442,834	391,202
Billings in excess of costs and estimated earnings on uncompleted contracts	10,921,558	5,903,087

Total current liabilities	42,811,431	34,760,135
Notes payable, less current portion	14,080,642	11,423,044
Obligations under capital leases, less current portion	127,775	434,998
Deferred tax liability	3,177,771	3,177,771

Total liabilities	60,197,619	49,795,948

Commitments and contingencies Minority interest in consolidated subsidiary	18,707,254	17,424,795

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 4,165,963 and 4,136,912 issued and outstanding	4,166	4,137
Additional paid-in capital	14,152,588	13,818,913
Capital adjustment	(799,147)	(799,147)
Retained earnings	9,394,835	6,771,884

Total stockholders’ equity	22,752,442	19,795,787

Total liabilities and stockholders’ equity	$101,657,315	$87,016,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:		(as restated)		(as restated)
Construction services	$80,938,840	$90,401,480	$31,031,809	$28,342,155
Construction materials	64,548,814	50,051,011	20,458,570	18,741,321
Construction materials testing	282,905	—	213,643	—

Total revenue	145,770,559	140,452,491	51,704,022	47,083,476

Cost of revenue:
Construction services	74,873,337	85,868,712	28,963,601	26,242,781
Construction materials	57,114,252	44,456,056	18,537,541	16,297,634
Construction materials testing	224,851	—	159,601	—

Total cost of revenue	132,212,440	130,324,768	47,660,743	42,540,415

Gross profit	13,558,119	10,127,723	4,043,279	4,543,061
General and administrative expenses	7,822,562	5,628,965	2,350,451	1,816,941

Income from operations	5,735,557	4,498,758	1,692,828	2,726,120

Other income (expense):
Interest income	625,875	352,542	267,409	115,580
Interest expense	(247,000)	(273,990)	(93,267)	(90,362)
Other income (expense)	40,378	129,754	(5,025)	2,321

	419,253	208,306	169,117	27,539

Income before income taxes and minority interest in consolidated subsidiary	6,154,810	4,707,064	1,861,945	2,753,659
Income tax expense	(2,249,401)	(1,694,543)	(658,263)	(991,317)

Income before minority interest in consolidated subsidiary	3,905,409	3,012,521	1,203,682	1,762,342

Minority interest in consolidated subsidiary	1,282,458	122,933	318,416	122,933

Net income	$2,622,951	$2,889,588	$885,266	$1,639,409

Basic net income per common share	$0.63	$0.78	$0.21	$0.43

Diluted net income per common share	$0.59	$0.71	$0.20	$0.39

Basic weighted average common shares outstanding	4,160,646	3,688,955	4,165,760	3,808,809

Diluted weighted average common shares outstanding	4,475,994	4,066,387	4,470,241	4,198,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2006
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2006	4,136,912	$4,137	$13,818,913	$(799,147)	$6,771,884

Common stock issued on exercise of options, net of tax benefit	29,051	29	66,513	—	—

Stock-based compensation expense	—	—	210,464	—	—

Excess tax benefits from share-based payment arrangements	—	—	56,698	—	—

Net income for the nine months ended September 30, 2006	—	—	—	—	2,622,951

Balance at September 30, 2006	4,165,963	$4,166	$14,152,588	$(799,147)	$9,394,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,
	2006	2005
		(as restated)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$147,449,001	$139,973,001
Cash paid to suppliers and employees	(132,780,618)	(135,205,893)
Income taxes paid	(2,250,631)	(930)
Interest received	625,875	352,542
Interest paid	(247,000)	(273,990)

Net cash provided by operating activities	12,796,627	4,844,730

Cash flows from investing activities:
Decrease (increase) in restricted cash	593,612	(601,895)
Proceeds from sale of property and equipment	428,769	208,904
Proceeds from note receivable	125,712	—
Purchase of property and equipment	(8,407,853)	(3,249,299)

Net cash used in investing activities	(7,259,760)	(3,642,290)

Cash flows from financing activities:
Proceeds from issuance of common stock	66,542	1,462,248
Proceeds from notes payable	3,083,540	543,598
Proceeds from minority interest in consolidated subsidiary	—	17,747,900
Offering costs associated with minority interest in consolidated subsidiary	—	(597,081)
Repayment of notes payable	(4,503,084)	(4,300,283)
Repayment of capital lease obligations	(406,935)	(400,215)
Excess tax benefits from share-based payment arrangements	56,698	—

Net cash provided by (used in) financing activities	(1,703,239)	14,456,167

Net increase in cash and cash equivalents	3,833,628	15,658,607

Cash and cash equivalents at beginning of period	23,565,317	10,164,218

Cash and cash equivalents at end of period	$27,398,945	$25,822,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
		(as restated)
Increase in cash and cash equivalents (Continued):
Reconciliation of net income to net cash provided by operating activities:
Net Income	$2,622,951	$2,889,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,453,060	3,284,002
(Gain) loss on sale of property and equipment	(25,746)	25,115
Stock-based compensation expense	210,464	—
Deferred taxes, net	(72,892)	1,263,956
Allowance for doubtful accounts	(8,352)	(303,795)
Inventory allowance	—	(42,551)
Minority interest in consolidated subsidiary	1,282,458	122,933

Changes in operating assets and liabilities:
Accounts receivable	(4,727,748)	(1,284,171)
Income taxes receivable	20,030	—
Prepaid expenses and other	1,116,180	(162,804)
Inventory	(805,107)	78,628
Costs and estimated earnings in excess of billings on uncompleted contracts	(418,317)	(1,645,727)
Refundable deposits	(199,115)	(133,722)
Claims receivable	1,791,404	—
Other receivables	115,000	—
Accounts payable	3,210,727	(2,677,298)
Accrued liabilities	(838,473)	705,380
Income taxes payable	51,632	429,657
Billings in excess of costs and estimated earnings on uncompleted contracts	5,018,471	2,295,539

Net cash provided by operating activities	$12,796,627	$4,844,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2006 and the results of our operations and cash flows for the periods presented. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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
     Reclassifications and Restatements:
          Certain balances as of December 31, 2005 and for the periods ended as of September 30, 2005 have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.
          Certain balances for the periods ended September 30, 2005 have been amended to reflect a reduction in the amount of deferred tax valuation allowance previously recorded in prior years, as well as to enhance disclosures relative to the amount of net operating loss carryforwards and other income tax disclosures. The effect of the amendment modified the previously reported retained earnings, deferred tax asset and earnings per share. These amended amounts are indicated as such by the caption “as restated” in the accompanying condensed consolidated financial statements.
     Liquidity:
          The Company had income from operations for the nine months ended September 30, 2006 of $5,735,557 and $12,796,627 in cash provided by operating activities. For the nine months ended September 30, 2005, the Company had income from operations of $4,498,758 and cash provided by operating activities of $4,844,730.

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
     Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2006, the total amount of contract claims filed by the Company with various public entities was $12,002,782. Of this amount, the Company’s portion was $8,336,931 and the balance of $3,665,851 pertains to a prime contractor or subcontractors’ claims.
          In June 2006, a claim of approximately $6.8 million was settled for approximately $5.1 million, thereby reducing the Company’s previously recorded claims receivable from $3,521,080 to $1,729,676. Of the $5.1 million in settlement proceeds, $3.0 million was paid to subcontractors for their portion of the total claim. Since the remaining $2.1 million in proceeds exceeded the approximately $1.8 million of claims receivable we had recorded on the project, the difference of $.3 million was included in gross profit for the period ended September 30, 2006.
          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $1,729,676 in cumulative claims receivable as of September 30, 2006 to offset a portion of costs incurred to-date on the claims.
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
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763 as of September 30, 2006. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.

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
     Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company calculated by using the treasury stock method.
     Stock-Based Compensation:
          Both the Company and RMI have stock-based compensation plans. Effective January 1, 2006, the Company and RMI adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore neither have restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company and RMI recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of three years.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
          The following table illustrates the effect on net income and net income per share if the Company and RMI had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the nine months ended September 30, 2005. For purposes of pro forma disclosures, the value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods using the straight line method. The following pro forma information sets forth the net income and net income per share assuming that the Company and RMI had used the SFAS 123 fair value method in accounting for stock options during the nine months ended September 30, 2005:

Nine months ended
September 30, 2005
(as restated)
Net income, as reported	$2,889,588
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(114,092)

Pro forma net income	$2,775,496

Basic net income per common share
As Reported	$0.78
Pro forma	0.75

Diluted net income per common share
As Reported	$0.71
Pro forma	0.68
     Recent Accounting Pronouncements:
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not expect SAB No. 108 will have a material effect on its financial statements.
          In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires the Company to measure the funded status of defined benefit and retiree medical plans as of the Company’s year-end balance sheet date no later than 2008. The Company does not expect SFAS No. 158 will have a material effect on its financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s financial statements.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
Meadow Valley Corporation:
          On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
          The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense in the nine months ended September 30, 2005.
          As of September 30, 2006, the Company has the following stock-based compensation plans:
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
          The 2004 Plan authorizes the issuance of up to 1,200,000 shares of Common Stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of Common Stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2006, 170,149 shares were available for future grant under the 2004 Plan. The stock options have a term of up to ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of the grant.
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
          No awards were granted during the nine months ended September 30, 2006.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value[2]
Outstanding January 1, 2006	494,857	3.34	4.93	$554,982
Granted	—	—		—
Exercised	(29,051)	2.29		(26,921)
Forfeited or expired	(668)	1.46		(548)

Outstanding September 30, 2006	465,138	3.41	4.10	$527,513	$3,139,704

Exercisable September 30, 2006	341,638	3.77	2.92	$360,843	$2,184,054

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of September 30, 2006, for those awards that have an exercise price currently below the closing price as of September 30, 2006.
          A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	124,019	$1.35
Granted	—	—
Vested	—	—
Forfeited	(519)	0.82

Nonvested stock options at September 30, 2006	123,500	$1.35

          During the nine months ended September 30, 2006 the Company recognized consolidated compensation expense of $210,464, of which $121,070 was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $8,191 related thereto. As of September 30, 2006, there was $57,253 of total unrecognized compensation cost, net of $5,905 attributable to estimated forfeitures, related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over the weighted average period of .37 years. No awards were granted during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, 668 options were forfeited, of which 149 options were vested.
          During the nine months ended September 30, 2006, the Company received proceeds of $66,542 as a result of the exercise of common stock options.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          RMI adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
          RMI recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the nine months ended September 30, 2005.
          As of September 30, 2006, RMI has the following stock-based compensation plans:
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
          RMI has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2006, 424,375 shares were available for future grant under the 2005 Plan. The stock options have a term of five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of RMI’s common stock on the date of grant.
          RMI uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards prior to
January 1, 2006
Dividend yield	0%
Expected volatility	21.4% - 23.3%
Weighted-average volatility	21.55%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.02
          No awards were granted during the nine months ended September 30, 2006.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The following table summarizes RMI’s stock option activity during the first nine months of fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value[2]
Outstanding January 1, 2006	253,125	$11.12	3.89	$511,616
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding September 30, 2006	250,625	$11.12	3.39	$506,741	$—

Exercisable September 30, 2006	76,791	$11.00	3.33	$149,742	$—

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of September 30, 2006, for those awards that have an exercise price currently below the closing price as of September 30, 2006. Awards with an exercise price above the closing price as of September 30, 2006 are considered to have no intrinsic value.
          A summary of the status of RMI’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	253,125	$2.02
Granted	—	—
Vested	(76,791)	1.95
Forfeited	(2,500)	1.95

Nonvested stock options at September 30, 2006	173,834	$2.05

          During the nine months ended September 30, 2006, RMI recognized compensation expense of $121,070 and a tax benefit of $7,648, related thereto. As of September 30, 2006, there was $216,161 of total unrecognized compensation cost, net of $9,359 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average period of 3.39 years. The total fair value of 76,791 options vested during the nine months ended September 30, 2006 was $149,742. No awards were granted in the nine months ended September 30, 2006. During the nine months ended September 30, 2006, 2,500 options were forfeited, of which 833 options were vested.
3. Note Receivable:
          During the nine months ended September 30, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to LAM’s majority owner. The Company sold its interest in LAM for $793,540 that is to be paid with an initial payment of $100,000 and over six years with quarterly payments of $32,647 including interest at 4%. As of September 30, 2006, $667,828 is due to the Company and is classified as Note Receivable in the accompanying condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Notes Payable:
          Notes payable consists of the following:

	September 30,	December 31,
	2006	2005
Balance of notes payable outstanding from year end	$10,945,794	$14,941,936

Notes payable, interest rates ranging from 1.902% to 9.5% with combined monthly payments of $5,397, due dates ranging from May 11, 2010 to September 13, 2011, collateralized by vehicles.	260,872	—

Note payable, 8.18% interest rate with 44 monthly payments of $7,353 and 1 payment of $111,853 due November 14, 2009, collateralized by equipment.	326,137	—

Notes payable, interest rates of 3.85% with interest only payments until April 1, 2006, then combined monthly payments of $4,780, due December 1, 2009, collateralized by equipment.	170,741	—

Note payable, 7.455% interest rate with monthly payments of $13,867, due May 26, 2021, collateralized by real property.	1,480,135	—

Notes payable, interest rates ranging from 7.04% to 8.65% with combined monthly payments of $84,498 plus interest, due dates ranging from September 15, 2009 to July 25, 2011, collateralized by equipment.	4,507,841	—

Notes payable, interest rates ranging from 5.70% to 6.08% with combined monthly payments of $12,932, dues dates ranging January 31, 2011 to July 20, 2011, collateralized by equipment.	616,665	—

	18,308,185	14,941,936
Less: current portion	(4,227,543)	(3,518,892)

	$14,080,642	$11,423,044

          Following are maturities of the above long-term debt for each of the next five years and thereafter:

2007	$4,227,543
2008	3,960,725
2009	4,389,107
2010	3,131,964
2011	1,242,163
Subsequent to 2011	1,356,683

$18,308,185

5. Lines of Credit:
          As of September 30, 2006, the Company had a $3,000,000 revolving line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of September 30, 2006 was 9.0%. The balance outstanding on the line of credit as of September 30, 2006 was $250,000. The credit agreement provides for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) as well as a minimum cash flow to debt ratio. As of September 30, 2006, the Company was in compliance with these covenants.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Lines of Credit (Continued):
          As of September 30, 2006, RMI had a $5,000,000 revolving line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of September 30, 2006 was 8.5%. The balance outstanding on the line of credit as of September 30, 2006 was $860,263. The credit agreement provides for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). RMI is also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of September 30, 2006, RMI and the Company were compliant with the covenants.
          As of September 30, 2006, the Company had a line of credit in the amount of $2,023,102, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of September 30, 2006 was 9.0%. The balance outstanding on the line of credit as of September 30, 2006 was $1,215,669. The credit agreement provides for interest only payments until December 31, 2007. Then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2010 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) as well as a minimum cash flow to debt ratio. As of September 30, 2006, the Company was in compliance with these covenants.
          In addition to the lines of credit agreements mentioned above, the Company and RMI have each established capital expenditure commitments in the amounts of $5,000,000 and $10,000,000, respectively. The purposes of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of September 30, 2006, the Company and RMI had approximately $4,600,000 and $5,600,000, respectively, available to draw against under such commitments.
6. Commitments:
          During the nine months ended September 30, 2006, the Company leased various pieces of equipment, with a combined monthly payment of $95,111, and extended leased storage yard facilities and one of its office leases for one year with combined monthly payments of $15,820. Minimum future rental payments under the non-cancelable operating leases entered into during the nine months ended September 30, 2006, for the following years are:

2007	$1,262,510
2008	1,141,330
2009	1,128,400
2010	946,564
2011	554,946

$5,033,750

     During the nine months ended September 30, 2006, RMI extended purchase agreements with minimum monthly payments of $22,500. Minimum future purchase agreement payments under the non-cancelable agreements entered into during the nine months ended September 30, 2006 for the following year is:

2007	$167,500

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Commitments (Continued):
          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of September 30, 2006.
          The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.
7. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the nine months ended September 30, 2006 and 2005, the Company financed the purchase of property and equipment in the amounts of $4,785,794 and $3,091,714, respectively. During the nine months ended September 30, 2005, the Company refinanced a note payable in the amount of $1,489,570 and financed the purchase of insurance policies in the amount of $416,017.
          During the nine months ended September 30, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to LAM’s majority owner. The Company sold its interest in LAM for $793,540, which includes an initial payment of $100,000 and quarterly payments to be paid over six years. The balance of this note receivable at September 30, 2006 was $667,828.
          During the nine months ended September 30, 2006, the Company incurred $210,464 in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Litigation and Claim Matters (Continued):
          The following proceedings represent matters that may become material and have been referred to legal counsel for further action:
          Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of the Company’s claims on these projects is $12,002,782, of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. A trial date has been set for spring of 2007.

(2)	Clark County Public Works, Clark County, Nevada – A final ruling on November 1, 2004, by the three-member arbitration panel awarded MVCI approximately $5,540,000, of which $2,100,000 is due MVCI and the balance of $3,440,000 is due a subcontractor. The award included prejudgment interest and post-judgment interest, which continues to accrue at approximately $900 per day. The approximate total value of the claims ruled on above was $6,833,197, of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works has filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. The County’s motion was heard on May 9, 2005 and was denied by the District Court, but has now been appealed to the Nevada Supreme Court. In 2004, the three-member arbitration panel made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project, which we refer to as the Shoring Entitlement claim. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005, MVCI filed an appeal to the Nevada Supreme Court. The primary issues related to the claim filed against Clark County Public Works were changed conditions, constructive changes, contract modifications and associated delay costs. A date has not yet been established for the Nevada Supreme Court to hear the appeals. On June 19, 2006, the Company settled its $6,833,197 claim with Clark County for $5,110,000, of which $2,095,000 was placed in escrow pursuant to a binding arbitration agreement between the Company and its subcontractor, Innovative Construction Systems, Inc. (“ICS”). The Company then settled the pending claims with ICS during its preparation for the arbitration hearing. Both parties agreed to withdraw their respective actions with prejudice, which resulted in the release of $2.1 million from escrow to the Company.
          The combined total of all outstanding claims as of September 30, 2006 is $12,002,782. MVCI’s portion of the total claims is $8,336,931 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,665,851. Total claim amounts reported by the Company are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $1,729,676 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
          MVCI has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable final outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on MVCI’s behalf.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Litigation and Claim Matters (Continued):
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
Lawsuits Filed Against Meadow Valley Corporation and its Subsidiaries
(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. The Company terminated the ICS subcontracts and performed the work with MVCI’s personnel. ICS alleges the subcontracts were wrongfully terminated and is asserting numerous claims for damages. ICS claims against MVCI total approximately $15,000,000. The Company does not believe ICS’ claims have merit and intends to vigorously defend against these claims and has filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS has caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability has been recorded in the accompanying condensed consolidated financial statements for any potential loss arising from this claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada Shoring Entitlement claim, as mentioned above, is concluded, a decision is rendered, payment is received from the County, and the funds were escrowed. As a result of the Clark County arbitration panel’s decision referenced above, we have requested binding arbitration concerning all remaining matters between MVCI and ICS. The Company settled all matters with ICS during its preparation for the arbitration hearing. Both parties agreed to withdraw their respective actions with prejudice, which resulted in the release of $2.1 million from escrow to the Company. The Company’s remaining obligation to ICS is to continue its appeal to the Nevada Supreme Court of the shoring entitlement claim and to cooperate with ICS in passing through one of their remaining claims if they decide to pursue their rights to do so.

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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Litigation and Claim Matters (Continued):
amount. On February 10, 2003, J&D and MVCI entered into a settlement agreement for mutual consideration whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The Complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint. The Company denies responsibility for the accident and is vigorously defending the action. The Company has not accrued a liability related to this complaint as of September 30, 2006.
9. Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
          Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	4,160,646	3,688,955	4,165,760	3,808,809
Dilutive effect of stock options	315,348	377,432	304,481	389,933

Weighted average common shares outstanding assuming dilution	4,475,994	4,066,387	4,470,241	4,198,742

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the nine months and three months ended September 30, 2006 and 2005, the Company had no anti-dilutive common stock equivalents.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Earnings per Share (Continued):
          The Company’s diluted net income per common share for the nine months and three months ended September 30, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares underlying options to purchase 465,138 common shares at a range of $1.46 to $9.38. Options to purchase 709,448 common shares at a range of $1.46 to $6.25 per share were outstanding during 2005.
10. Income Taxes:
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
          The effective income tax rate of approximately 37% for the nine months ended September 30, 2006 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 36% for the nine months ended September 30, 2005 differed from the statutory rate, due primarily to state income taxes.
11. Subsequent Events:
          On October 20, 2006, the Company issued an additional 817,120 shares of common stock in a private placement offering. The shares were issued with 81,712 warrants exercisable six months and a day from October 20, 2006, the closing of the offering. The Company issued the shares at $9 per share which resulted in proceeds received approximately in the amount of $6.5 million, which is net of offering costs of $.8 million. The Company expects to utilize these proceeds as working capital in order to increase its surety bonding program. In connection with this offering, the Company entered into a registration rights agreement with all of the investors who purchased shares. This agreement requires the Company to register the issued shares with the SEC within 30 days of closing of the offering and for the registration to be declared effective by the SEC within 60 days of the closing of the offering.
          During November 2006, the Company entered into employment agreements with some of its executive officers and key managers that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. The terms of the agreements vary from two to three years and provide for the same previous combined annual salaries of $921,000.
          During October 2006, the Company financed insurance policy premiums in the amount of $477,747. The note payable obligation has an interest rate of 7.79%, with a monthly payment of $45,141 and is due September 1, 2007.
          During October 2006, RMI leased 10 additional mixer trucks, with a monthly payment of $24,809. The operating lease expires October 20, 2011.
          During November 2006, RMI entered into an agreement to purchase aggregate products with an annual minimum payment of $2,400,000. The agreement expires November 1, 2016 and can be extended if mutually agreed to by RMI and the Lessor.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Segment Information:
          The Company manages and operates three segments — construction services, construction materials and construction materials testing. The construction services segment provides construction services to a broad range of public and some private customers primarily in southern Nevada and Arizona. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of three locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and three locations in the Phoenix, AZ vicinity. The construction materials testing segment provides materials testing services to the broader construction industry in the Las Vegas, Nevada area.

	Nine Months Ended September 30,
	2006			2005
	Construction			Construction
			Materials			Materials
	Services	Materials	Testing	Services	Materials	Testing
(dollars in thousands)				(as restated)
Gross revenue	$81,991	$64,722	$331	$90,401	$50,669	$—
Intercompany revenue	(1,052)	(173)	(48)	—	618	—
Cost of revenue	75,925	57,287	273	85,869	45,074	—
Interest income	329	297	—	365	66	—
Interest expense	(131)	(116)	—	(160)	(192)	—
Intercompany interest income (expense)	—	—	—	78	(78)	—
Depreciation and amortization	1,813	2,636	4	1,532	1,752	—
Income (loss) before income taxes and minority interest in consolidated subsidiary	1,906	4,336	(87)	1,376	3,331	—
Income tax benefit (expense)	(684)	(1,596)	31	495	(1,199)	—
Income (loss) before minority interest in consolidated subsidiary	1,222	2,739	(56)	881	2,132	—
Minority interest in consolidated subsidiary	—	(1,282)	—	—	(123)	—
Net income (loss)	1,222	1,457	(56)	881	2,009	—

Total assets	52,536	48,379	742	47,340	39,719	—
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
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and any changes thereto in Part II, Item 1A “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the construction services and construction materials segments of our business are very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

Overview
          Year to date revenue through nine months of 2006 grew 4%, overcoming the nearly flat revenue growth experienced through the first half of this year. This growth resulted from a nearly 29% increase in revenue from the construction materials segment offset by approximately a 10% decrease in revenue from the construction services segment. Not evident in these percentage changes, is the direction of the change. In spite of increasing our materials segment capacity with additional plants and trucks and focusing our marketing efforts on non-residential work, the growth trend within the materials segment, while still positive year to date, is slowing, due to the sharper than expected decline in residential construction. On the other hand, revenue growth within the services segment is increasing and we are optimistic that recent actions could accelerate the pace. Recognizing the change in direction of revenue growth in our two segments is important in understanding our strategies that we believe will favorably affect the Company’s future growth and value.
          Contract backlog for the quarter ended September 30, 2006 increased to approximately $100.7 million, a 36% increase from $73.9 million a year ago. Due to our continuing performance and completion of a private placement offering on October 20, 2006 that raised approximately $6.5 million of additional capital, our aggregate bonding limit was raised to $200 million from $150 million. Our single project limit currently remains at approximately $50 million. Given the increased bonding capacity, the bidding opportunities that we see ahead and assuming a historical win ratio, we believe we are positioned to grow our contract backlog and, thus, increase our construction services revenue. According to the U.S. Department of Commerce figures published in the October 23, 2006 issue of Engineering New-Record magazine, public construction put-in-place is up 10% year to date through August. In particular, the transportation sector is up 6.5% and the street and highways sector is up 17.2%. We believe our services segment will continue to grow as the public works sector remains strong.
          As previously stated, the direction of our growth in the materials segment is decreasing. Comparing the third quarter of 2006 to the same period of 2005, volume of units sold decreased by 5% and when comparing the third quarter of 2006 to the immediately preceding quarter, both revenue and volume of units sold decreased by 10.5% and 12.8%, respectively. We believe our strategies and efforts have helped delay the impact of the housing decline on our business, but its affect is now being felt. We believe that extraordinarily high demand for housing fueled by population growth, job growth and investor buying created a residential sector in the markets we serve with greater room for decline. Comparing year to date through September 2006 to the same period in 2005, new home permits have declined 27.2% in the Phoenix metropolitan area (Source: RL Brown Housing Reports) and 21.5% in Las Vegas metropolitan area (Source: The Las Vegas Housing Market Letter). The Western Blue Chip Economic Forecast published by the W. P. Carey School of Business at Arizona State University predicts the housing sector to remain flat from 2006 to 2007. If true, growth for the materials segment will greatly depend on our ability to become less dependent upon the residential sector and to improve the operations of our expanded facilities.
          Gross profit and gross profit margins improved during the first three quarters of 2006 compared to the same period in 2005. This improvement is primarily attributable to favorable weather in the first quarter, completing a number of highly profitable projects in the first half of the year, negotiating additional contract compensation to recover previously expended costs and a claim settlement that exceeded our claim amount that also included offsetting current legal costs. Furthermore, margins in our construction services segment have benefited as we have reduced the number of projects that under-perform relative to their original estimates and have increased the number of projects that are performing better than their original estimates. We believe that this improvement resulted from applying lessons learned from our past experience with difficult projects and owners, being selective in our bidding, performing better estimates and improving the execution of our projects. For the quarter ended September 30, 2006, gross profit decreased 11% as a result of the decline in the gross margin of the materials segment while construction services segment gross margin only slightly decreased. The decline in the materials segment gross margin was primarily due to increased fixed costs compounded by a decrease in the volume of units sold. The increased fixed costs result from the additional plants and trucks added over that past year. In particular, the Lee Canyon facility north of Las Vegas has experienced equipment delivery delays which, in turn, has delayed our ability to process aggregates on site and necessitated trucking raw materials to the batch plant. For this reason, we have deliberately minimized the yardage sold from that locale. Likewise, we have been experiencing normal shake-down issues at the site in southwest Phoenix and have been reluctant to aggressively market product sales from that plant location until our production issues are resolved.

New Accounting Pronouncements
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We do not expect SAB No. 108 will have a material effect on our financial statements.
          In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires us to measure the funded status of defined benefit and retiree medical plans as of our year-end balance sheet date no later than 2008. We do not expect SFAS No. 158 will have a material effect on our financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We do not expect SFAS No. 157 will have a material effect on our financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN No. 48 on our financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on our financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. We do not expect SFAS No. 156 will have a material effect on our financial statements.
          The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. We do not expect SFAS No. 155 will have a material effect on its financial statements.

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
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2006 and December 31, 2005 amounted to $317,760 and $326,112, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. Should our estimate for the provision of bad debt be insufficient to allow for the write-off of future bad debts, we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was determined to be overestimated.
          We are required to state our inventory at the lower of cost or market. In assessing the ultimate realization of inventory, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At September 30, 2006 and December 31, 2005, inventory of $1,582,085 and $776,978, respectively, are each net of reserves of $244,271. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions.
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
          We also review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairments are recognized in the period during which they are identified. Assets to be disposed, if any, are reported at the lower of the carrying amount or fair value less costs to sell.
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of September 30, 2006, we had total deferred tax assets of $.8 million with no valuation allowance and total deferred tax liabilities of $3.2 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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

Results of Operations
     The following table sets forth, for the nine months and three months ended September 30, 2006 and 2005, certain items derived from the Company’s condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Nine months ended September 30,				Three months ended September 30,
	2006		2005		2006		2005
	(Unaudited)				(Unaudited)
(dollars in thousands)			(as restated)				(as restated)
Revenue:
Construction services	$80,939	55.5%	$90,401	64.4%	$31,032	60.0%	$28,342	60.2%
Construction materials	64,549	44.3%	50,051	35.6%	20,458	39.6%	18,741	39.8%
Construction materials testing	283	0.2%	—	0.0%	214	0.4%	—	0.0%

Total revenue	145,771	100.0%	140,452	100.0%	51,704	100.0%	47,083	100.0%

Gross profit	13,558	9.3%	10,128	7.2%	4,043	7.8%	4,543	9.6%
General and administrative expenses	7,822	5.4%	5,629	4.0%	2,350	4.5%	1,817	3.9%

Income from operations	5,736	3.9%	4,499	3.2%	1,693	3.3%	2,726	5.8%
Interest income	626	0.4%	353	0.3%	267	0.5%	115	0.2%
Interest expense	(247)	-0.2%	(274)	-0.2%	(93)	-0.2%	(90)	-0.2%
Other income (expense)	40	0.0%	130	0.1%	(5)	0.0%	2	0.0%

Income before income taxes and minority interest in consolidated subsidiary	6,155	4.2%	4,707	3.4%	1,862	3.6%	2,754	5.8%
Income tax expense	(2,249)	-1.5%	(1,695)	-1.2%	(658)	-1.3%	(991)	-2.1%

Income before minority interest in consolidated subsidiary	3,905	2.7%	3,013	2.1%	1,204	2.3%	1,762	3.7%
Minority interest in consolidated subsidiary	1,282	0.9%	123	0.1%	318	0.6%	123	0.3%

Net income	$2,623	1.8%	$2,890	2.1%	$885	1.7%	$1,639	3.5%

Depreciation and amortization	$4,453	3.1%	$3,284	2.3%	$1,611	3.1%	$1,130	2.4%

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
          Revenue and Backlog. Consolidated revenue for the nine months ended September 30, 2006 (“interim 2006”) was $145.8 million compared to $140.5 million for the nine months ended September 30, 2005 (“interim 2005”). The increase in revenue was the result of a $14.5 million increase in revenue from the construction materials segment, offset by a $9.5 million decrease in revenue from the construction services segment. The decrease in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of interim 2006. The increase in the construction materials segment revenue resulted primarily from a 16.1% increase in the average unit sales price, complemented by an 11.8% increase in the sale of cubic yards of concrete which we refer to as “units.” The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The increased volume in the interim 2006 was primarily due to an increased number of mixer trucks in our fleet and our blend of customers allowing the delivery of our product during non-peak hours.
          Gross Profit. Consolidated gross profit increased to $13.6 million for interim 2006 from $10.1 million for interim 2005 and consolidated gross profit margin, as a percent of revenue, increased to 9.3% in interim 2006 from 7.2% in interim 2005. Gross profit from construction materials increased to $7.4 million in interim 2006 from $5.6 million in interim 2005 and the gross profit margin increased to 11.5% from 11.2% in the respective periods. The increase in the gross profit margin during interim 2006 was due primarily to favorable weather conditions in the first quarter and pricing. Additionally, the average unit price increased greater than the average variable unit cost. We anticipate that as a result of our expansion efforts our fixed costs will continue to increase in the near future as the Lee Canyon Pit in northwest Las Vegas, Nevada and southwest Phoenix plant become operational and begin to generate sufficient revenue to offset their fixed costs. Gross profit from construction services increased to $6.1 million in interim 2006 compared to $4.5 million in interim 2005 and the gross profit margin increased to 7.5% from 5.0% in the respective periods. The increase in the gross profit margin during interim 2006 was due to continued realization of improved profit margins on key projects reflecting our continued focus on securing more profitable projects in the southern Nevada and Arizona markets and by having negotiated a favorable resolution of issues on a certain project that had incurred losses in prior periods. Gross profit margins are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2006 may not be indicative of the annual gross profit margin.
          General and Administrative Expenses. General and administrative expenses increased to $7.8 million for interim 2006 from $5.6 million for interim 2005. The primary increases in general and administrative expenses was the result of an increase of $.9 million in employee compensation expense, an increase of $.4 million in legal and insurance expenses, an increase of $.2 million in accounting, computer and public company reporting expenses, an increase in vehicle fuel of $.1 million and an increase of $.3 million in our bad debt expense.
          Interest Income and Expense. Interest income for interim 2006 increased to $.63 million from $.35 million for interim 2005, resulting primarily from an increase in invested cash reserves, which originated from the initial public offering of RMI and increased cash provided by operating activities. Interest expense for interim 2006 decreased to $.25 million compared to $.27 million for interim 2005, due primarily to the repayment of our non-equipment related debt. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.
          Income Taxes. The increase in the income tax provision for interim 2006 to $2.2 million compared to an income tax provision of $1.7 million for interim 2005 was due to an increase in the pre-tax income during interim 2006. The difference between the amount of the tax provision and the actual cash outlay is due to the overpayment of estimated 2005 income taxes.
          Net Income. Net income was $2.6 million in interim 2006 as compared to net income of $2.9 million for interim 2005. Interim 2006 net income is net of approximately $1.3 million of minority interest due to the initial public offering of RMI as compared to $.1 million in interim 2005 which reflects one month of minority interest since the RMI initial public offering did not close until August 2005.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
          Revenue and Backlog. Consolidated revenue for the three months ended September 30, 2006 (“3rd quarter 2006”) was $51.7 million compared to $47.1 million for the three months ended September 30, 2005 (“3rd quarter 2005”). The increase in revenue was the result of a $2.7 million increase in revenue from the construction services segment and by a $1.7 million increase in revenue from the construction materials segment. The increase in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of 3rd quarter 2006. The increase in the construction materials segment revenue resulted primarily from a 16.4% increase in the average unit sales price, offset by a 5% decrease in the sale of cubic yards of concrete, which we refer to as “units.” The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in the 3rd quarter 2006 was primarily due to the slowing demand in the housing sector. We were, however, able to minimize the declined demand from the housing sector by adjusting our blend of customers.
          Gross Profit. Consolidated gross profit decreased to $4.0 million for 3rd quarter 2006 from $4.5 million for 3rd quarter 2005 and consolidated gross profit margin, as a percent of revenue, decreased to 7.8% in 3rd quarter 2006 from 9.6% in 3rd quarter 2005. Gross profit from construction services remained flat at $2.1 million in 3rd quarter 2006 compared to $2.1 million in 3rd quarter 2005 while the gross profit margin decreased .7%. Gross profit margins are affected by a variety of factors including quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in 3rd quarter 2006 may not be indicative of the annual gross profit margin. Gross profit from construction materials decreased to $1.9 million in 3rd quarter 2006 from $2.4 million in 3rd quarter 2005 and the gross profit margin decreased to 9.4% from 13.0% in the respective periods. The decrease in the construction materials segment gross profit margin during 3rd quarter 2006 was primarily due to a decrease in our average units sold when compared to 3rd quarter 2005. In addition, to the decrease in the average units sold, we continue to experience increased costs associated with the expansion efforts, namely the Lee Canyon Pit in northwest Las Vegas, Nevada and southwest Phoenix plant, and the addition of mixer trucks to service those batch plants.

          General and Administrative Expenses. General and administrative expenses increased to $2.4 million for 3rd quarter 2006 from $1.8 million for 3rd quarter 2005. The primary increases in general and administrative expenses were the result of an increase of $.1 million in vehicle maintenance and office equipment repairs, an increase of $.2 million in legal and insurance expenses, an increase of $.1 million in accounting and public company reporting expenses and an increase of $.3 million in bad debt expenses, offset by a decrease of $.2 million in employee compensation expense.
          Interest Income and Expense. Interest income for 3rd quarter 2006 increased to $.27 million from $.12 million for 3rd quarter 2005, resulting primarily from an increase in invested cash reserves. Interest expense for 3rd quarter 2006 and 2005 remained relatively flat at $.09 million.
          Income Taxes. The decrease in the income tax provision for 3rd quarter 2006 to $.7 million compared to an income tax provision of $1.0 million for 3rd quarter 2005 was due to a decrease in the pre-tax income during 3rd quarter 2006. The difference between the amount of the tax provision and the actual cash outlay is due to the overpayment of estimated 2005 income taxes.
          Net Income. Net income was $.9 million in 3rd quarter 2006 as compared to a net income of $1.6 million for 3rd quarter 2005. Net income for the 3rd quarter 2006 is net of approximately $.3 million of minority interest due to the initial public offering of RMI as compared to $.1 million in interim 2005.
Liquidity and Capital Resources
          Our primary need for capital will be the continued expansion of our construction materials segment and to maximize our working capital so as to continually improve our bonding limits. As we further expand our businesses we will continue to utilize the proceeds raised in the initial public offering by our subsidiary, RMI and we will utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Subsequent to September 30, 2006, we issued approximately 817,000 shares of common stock in a private placement offering. Net proceeds of approximately $6.5 million will be used to increase working capital which resulted in an increase in our bonding limits.
          Historically, our primary source of cash has been from operations and financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the coming year.
          We currently have credit facilities with The CIT Group/Equipment Financing Inc., also referred to as “CIT,” which provides us with $8 million in revolving credit and $15 million in capital expenditure commitments. These credit facilities are collateralized by each of our subsidiaries’ assets as well as our guarantee. Under the terms of the agreements, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a ratio of cash flow to current portion of long term debt, both at each subsidiary level and on a consolidated basis. As of September 30, 2006, we were compliant with all covenants. As of September 30, 2006, approximately $6.9 million in revolving credit was available.
          The following table sets forth for the nine months ended September 30, 2006 and 2005, certain items from the condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
(dollars in thousands)	2006	2005
Cash flows provided by operating activities	$12,797	$4,845
Cash flows used in investing activities	(7,260)	(3,642)
Cash flows provided by (used in) financing activities	(1,703)	14,456
          Cash provided by operating activities during interim 2006 increased to $12.8 million compared to $4.8 million during interim 2005. The increase was primarily due to an increase in cash received from customers of over $7.5 million.
          Cash used in investing activities during interim 2006 increased to $7.3 million compared to $3.6 million during interim 2005. Investing activities during interim 2006 included capital expenditures of $8.4 million, offset by a decrease in restricted cash of $.6 million and cash received from the disposal of assets of $.4 million. Investing activities during interim 2005 included capital expenditures of $3.2 million and an increase in restricted cash of $.6 million, offset by cash received from the disposal of assets of $.2 million.
          Cash used in financing activities during interim 2006 decreased to $1.7 million compared to cash provided by financing activities during interim 2005 of $14.5 million. Financing activities during interim 2006 included the repayment of notes payable and capital lease obligations of $4.9 million, offset by loan proceeds of $3.1 million and by the cash received from the issuance of common stock on exercised options and the tax benefits of share-based payment arrangements of $.1 million. Financing activities during interim 2005 included the repayment of notes payable and capital lease obligations of $4.7 million, offset by the receipt of $1.5 million in cash from the issuance of common stock on exercised options, $.5 million from loan proceeds and $17.1 million from proceeds net of offering costs in the initial public offering of RMI.
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
          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at September 30, 2006. Assuming a 100 basis point increase in the prime interest rate at September 30, 2006, the potential increase in the fair value of our debt obligations would have been approximately $.04 million at September 30, 2006. See Note 4—Notes payable in the accompanying September 30, 2006 condensed consolidated financial statements.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          For information about litigation involving us, see Note 8 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 during the nine months ended September 30, 2006.
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
November 14, 2006

By	/s/ David D. Doty

David D. Doty
Chief Financial Officer
November 14, 2006

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.