Form 10-K
period 2006-12-31
MEADOW VALLEY CORP
filed 2007-03-30
CIK 934749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25428
MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0328443 (I.R.S. Employer Identification No.)

4602 E. Thomas Road, Phoenix, AZ (Address of principal executive offices)	85018 (Zip Code)
Registrant’s telephone number, including area code: (602) 437-5400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	Nasdaq Capital Market
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
Large accelerated filer ☐;                     Accelerated filer ☐;                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2006, the aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates was $46,016,084.
On March 15, 2007, there were 5,125,760 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2006.

MEADOW VALLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

i

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
PART I
Item 1. Business
About Meadow Valley
     Meadow Valley Corporation (the “Company,” “Meadow Valley,” “we,” “us” and “our”), based in Phoenix, Arizona, is engaged in the construction industry as both a provider of construction services and a supplier of construction materials. Our construction services segment (the “CSS”) specializes in structural concrete construction of highway bridges and overpasses, and the paving of highways and airport runways. The construction materials segment (the “CMS”) provides ready mix concrete, sand and gravel products to both itself and primarily to other contractors. The construction materials testing segment (the “CMTS”) provides geotechnical, environmental and field and laboratory technical services to the construction industry. The CSS operates throughout Nevada, Arizona and southern Utah. The CMS operates in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The CMTS operates in the Las Vegas, Nevada regional area.
2006 Highlights
     In terms of our financial performance, 2006 surpassed 2005 in nearly every category. Revenue increased 6.3% compared to 2005, gross margin improved to 9.9% in 2006 from 8.3% in 2005 and net income before minority interest increased 27.5% from $4.5 million in 2005 to $5.7 million in 2006. Since the public offering of our materials segment company, Ready Mix, Inc. (“RMI”), was completed on August 24, 2005, only four months of minority interest deduction impacted 2005 compared to a full year of minority interest deduction in 2006. However, assuming the public offering would have happened as of January 1, 2005 and making a pro forma comparison between 2005 and 2006, earnings per share, on a fully diluted basis, would have increased 12.5% from $.80 in 2005 to $.90 in 2006.
     The following table represents the proforma analysis of the impact of minority interest in consolidated subsidiary:

	For the Years Ended December 31,
	2006	2005
		(Pro forma)
Income before minority interest in consolidated subsidiary	$5,729,371	$4,492,242
Minority interest in consolidated subsidiary	1,563,449	1,163,753

Net income	$4,165,922	$3,328,489

Diluted net income per share	$0.90	$0.80

Diluted weighted average shares outstanding	4,621,124	4,151,096

     RMI continued to invest in its existing markets by expanding its production and delivery capacity with the addition of two new ready-mix concrete batch plants and thirty-four new ready-mix transit mixers during the year. In addition, a second sand and gravel production facility in the Las Vegas, Nevada vicinity was completed soon after the end of the year and is expected to provide cost savings for raw materials used in the production of ready-mix concrete.
     We negotiated an acceptable settlement to another construction contract claim that resulted in receiving approximately $5.1 million in cash and decreasing our claim receivable by approximately $1.8 million. The claim receivable reduction was offset somewhat by recording an additional $0.7 million claim receivable from the Gooseberry project which represents what we expect to eventually collect on our $7.1 million claim that has now been submitted by the Company against the owner, the Federal Highway Administration. We believe this number is a conservative estimate but we are unable to predict at this time how long it may take to resolve the Gooseberry claim.
     Our aggregate bonding capacity, that determines the cumulative value of construction contracts that our services segment can accumulate at any given time, increased from $120 million at the beginning of the year to $200 million at the end of the year. Our continued performance in successfully and profitably completing contracts, a line of credit from our lender, as well as the cash infusion resulting from our approximately $6.5 million private placement offering, were the primary reasons for this increase. As a result of increasing bonding capacity throughout the year, we were able to bid on 75% more dollar value of contracts in 2006 than in 2005. Our contract backlog as of December 31, 2006 of $89.5 million is 31% higher than a year ago and, based upon our increased bonding capacity, we expect to be able to bid on even more work during 2007 and thus, potentially win more new contracts.
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
     We currently have three subsidiaries, MVCI and Apex Testing Corp. (“Apex”), which are wholly owned, and RMI, of which we own 53%. MVCI was founded in 1980 as a heavy construction contractor and has been providing construction services since inception. We purchased all of the outstanding common stock of MVCI on October 1, 1994, therefore, references to our history includes the history of MVCI.
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
     In 1996, we expanded into the construction materials segment of the construction industry with the formation of RMI. RMI manufactures and distributes ready mix concrete, crushed landscaping rock and other miscellaneous rock and sand products. RMI owns and operates seven ready mix concrete batch plants – three in the Las Vegas, Nevada area, one in Moapa, Nevada and three in the Phoenix, Arizona area and owns or leases approximately 180 ready mix trucks as well as a small fleet of tractors and trailers used for hauling raw materials. RMI operates three aggregate production facilities located in the vicinity of Las Vegas, Nevada, that supplies approximately 95% of the total sand and gravel that are part of the raw materials for the ready mix concrete that it manufactures and delivers. RMI ready mix batch plants in the Phoenix, Arizona area are located on or near sand and gravel production sites operated by third parties from whom RMI purchases sand and gravel. RMI primarily targets customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners. RMI began its ready mix concrete operation from its first location in North Las Vegas in March 1997, then began processing rock and sand from its Moapa pit in November 1999, and expanded into the Phoenix area with two plants in 2000. RMI successfully completed an initial public offering in August 2005. We continue to own 2,025,000 shares of RMI, or approximately 53%, of RMI’s 3,807,500 total shares outstanding.
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
     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $89.5 million at December 31, 2006, compared to approximately $68.4 million at December 31, 2005, and consists of various projects in Nevada and Arizona. Our entire backlog is scheduled for completion during 2007. We have been the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Clark County (Nevada) Department of Public Works, the Utah Department of Transportation, the City of Phoenix, the Salt Lake City (Utah) Airport Authority and the New Mexico State Highway and Transportation Department.
     In the second quarter of 2006, we purchased the operating assets of the Las Vegas, Nevada office of an existing materials testing company. We began operating this subsidiary as Apex Testing Corp. Apex provides geotechnical, environmental and field and laboratory technical services. Apex provides services to various contractors in all construction industries in the Las Vegas, Nevada regional area.
Business Strategy
     The business strategies we employ or are implementing include:
•	Continuing to actively bid in the construction markets in Arizona and Nevada and improving construction project profitability. We will continue to focus our construction services within the geographic markets that have historically produced the best profits. Our emphasis is on building transportation infrastructure and other related heavy civil projects in our core markets of Arizona and Nevada. At the same time, we strive to improve margins on new contracts by, among other things, increasing, when possible, margins on new work bidding, maximizing labor and equipment productivity, negotiating more favorable material purchase contracts and employing the most competitive subcontractors.

•	Growing our client base for private construction services and ensuring satisfaction of existing private customer base. We have succeeded in attracting and retaining a nucleus of non-public clients for whom we regularly perform construction services. We believe we can generate better margins in the private sector, therefore we seek to grow our client base, add new customers and maintain continued customer satisfaction.

•	Continuing to increase working capital and liquidity. We strive to grow cash balances and employ available financing opportunities that will maximize working capital and liquidity. By doing so, we expect to increase bonding capacity, thereby allowing us to bid on more numerous or larger projects.

•	Continuing diligent pursuit of the successful resolution of three construction claims. Substantial costs were incurred in completing certain projects in New Mexico and Utah. We believe that much of the costs are reimbursable due to changed conditions, owners’ plan errors and omissions, conflicting utility right of ways and delays not attributable to us. As of December 31, 2006, the total amount of claims on the New Mexico and Utah projects that have been submitted and remain unpaid is approximately $19.1 million, of which $15.1 million represents our portion of the claims.

•	Implementing the growth strategy for Ready Mix, Inc. We will seek to enter new geographic sub-markets initially within the Phoenix and Las Vegas metropolitan areas. These markets will likely be located at the outer edges of the two metropolitan markets, but at a sufficient distance from these metropolitan markets so as to require the development of newer plants to service job sites in these areas.

•	Acquiring sand and gravel mining rights. A key strategy for the future growth and value of the construction materials segment is the acquisition of mining properties, either by purchase or lease whichever is most advantageous, to decrease dependency on third-party suppliers, to control production and to increase revenue from the sale of sand and gravel products.
Market Overview
     The construction market in the United States remains stable in spite of a decline in residential construction activity. According to the U.S. Census Bureau, the total value of construction spending in 2006 in the United States was $1.2 trillion or approximately a 4.8% increase over 2005. Total residential construction spending decreased 1.9% from the previous year, or approximately $12.0 billion, but was offset by non-residential construction spending that increased by approximately $41.7 billion, or 16.2%. Highway construction spending increased approximately $9.7 billion, or 14.8% from 2005 to 2006. According to FMI, a leading construction industry consulting and investment banking firm, construction spending in 2007 is expected to increase approximately 2.0%.
     Certain sectors of the local construction markets we operate in influence our business more than others. The residential sector, both single-family and multi-family, represents a primary source of revenue for our construction materials segment as ready-mix concrete is a key construction material used in home, apartment and condominium construction. The residential sector is primarily driven by population and job growth. The development of new residential subdivisions are invariably accompanied by new or improved streets, commercial, industrial and public buildings, highways and utilities, all of which provide revenue opportunities for both our services and materials segments. According to the Western Blue Chip Economic Forecast, total residential construction in 2006 decreased approximately 13.3% and 1.2% in Arizona and Nevada, respectively and, furthermore, is predicted to decline in 2007 approximately 6.8% and 0% in Arizona and Nevada, respectively.
     Because our business currently focuses primarily in Arizona and Southern Nevada, certain demographic drivers, such as population growth, have significant impact on the local construction market. According to projections from the U.S. Census Bureau, Nevada and Arizona rank #1 and #2, respectively, in estimated population growth between 2000 and 2030. By 2030, Nevada is predicted to grow 114.3%, Arizona 108.8% and Florida is third at 79.5%. More specifically, the populations of Clark County, Nevada and Maricopa County, Arizona have increased 24.3% and 18.3% respectively during the period from April 1, 2000 through July 1, 2005.
     Both segments of our business have been, and will likely continue to be, affected by increasing costs of raw materials and occasional scarce supply which have been impacted by both domestic and international economic forces. Thus far, we have been successful in passing on rising costs by increasing the prices of materials and services and have mitigated the impact of scarce supply of raw materials by modifying our construction schedules and increasing our in-house capabilities to transport our own raw materials. Because much of the funding of transportation infrastructure comes from local sales and fuel taxes, any event that may impact the overall economy that would decrease consumer spending or diminish fuel consumption would result in lower receipts of tax dollars that, in turn, would diminish the availability of funding for transportation infrastructure.
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
     We own or lease most of the equipment used in our business, including cranes, backhoes, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment. On occasion, equipment that we own may be rented on a short-term basis to third parties. The net book value of our equipment in the CSS at December 31, 2006 was approximately $9.9 million.
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
Projects and Customers
     We perform work for both private and public owners. In the public sector, our principal customers are the state departments of transportation in Nevada and Arizona as well as bureaus and departments of municipal and county governments in those states. Since completing the final contracts in New Mexico, we have ceased the CSS operation in New Mexico. In the private sector, we perform work primarily for land developers. For the year ended December 31, 2006, revenue generated from four projects in Nevada and Arizona represented approximately 22% of our consolidated revenue, or 37% of the CSS revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which we operate could have a material adverse effect on our business, financial condition and results of operations.

     For the years ended December 31, 2006, 2005 and 2004, we recognized a significant portion of our consolidated revenue from the following customers (shown as an approximate percentage of consolidated revenue):

	For the Years Ended December 31,
	2006	2005	2004
Arizona Department of Transportation (Public)	20.9%	21.0%	24.1%
Del Webb (Private)	5.1%	11.6%	6.8%
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
     Most public sector contracts provide for termination of the contract at the election of the customer. In such event we are generally entitled to receive a small cancellation fee in addition to reimbursement for all costs we incurred on the project. Many of our contracts are subject to completion requirements with liquidated damages assessed against us if schedules are not met. In the past, these provisions have not materially adversely affected our business.
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
Backlog
     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $89.5 million at December 31, 2006, compared to approximately $68.4 million at December 31, 2005. Much of our backlog depends upon our success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of our backlog and other internal and external factors. A portion of our anticipated revenue in any year is not reflected in our backlog at the start of the year because some projects, or portions of projects, are initiated and completed in the same fiscal year. Our entire backlog is scheduled for completion during 2007. Revenue may be impacted in any one period by the backlog at the beginning of the period. Accordingly, revenue in the future may be significantly reduced if we are unable to obtain substantial new projects in 2007. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained. We believe that our backlog figures are firm, subject to provisions contained in some contracts, which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. We have not been adversely affected by contract cancellations or modifications in the past.
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
     We are required to provide a surety bond on nearly all publicly funded projects and on some private projects. Our ability to obtain bonding, and the amount of bonding required, is primarily determined by our experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), our performance history, the number and size of projects under construction and other factors. Surety companies consider such factors in light of the amount of our surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. The larger the project and/or the more projects in which we are engaged, the greater our bonding, net worth and liquid working capital requirements will be. Bonding requirements vary depending upon the nature of the project to be performed. We generally pay a fee to bonding companies based upon the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, we must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Operating losses in 2000 and 2001, due primarily to losses on contracts with New Mexico and Clark County, Nevada, resulted in decreased liquidity and a change in our surety credit. Our current bonding limits are consistent with our recent bidding activity, our single project bonding limit is currently $50 million and our aggregate program maximum is $200 million. We believe our bonding capacity will continue to improve commensurate with our ongoing performance and as bonding capacity increases, so too will our bidding opportunities. Therefore, we believe that contract revenue will increase as our bonding capacity increases, although no assurance can be given that we will actually experience such results.
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
Construction Materials Segment (“CMS”)
Operations
     We began our construction materials operations in the first quarter of 1997 with the start-up of RMI. RMI currently operates seven ready-mix concrete batch plants — three in the Las Vegas, Nevada area, one in Moapa, Nevada and three in the Phoenix, Arizona area and approximately 180 ready-mix trucks. The CMS operates three aggregate production facilities located in the vicinity of Las Vegas, Nevada, that supplies approximately 95% of the total sand and gravel that are part of the raw materials for the ready mix concrete that it manufactures and delivers. Our ready-mix batch plants in the Phoenix, Arizona area are located on or near sand and gravel production sites operated by third parties from whom RMI purchases sand and gravel.
Projects and Customers
     We target concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top 10 CMS customers in Nevada and Arizona represented approximately 19% of our consolidated revenue and represented 44% of the CMS’s revenue. The discontinuance of service to any of the above referenced customers or a general economic downturn could have an adverse effect on our future results of operations within this segment.

For the years ended December 31, 2006, 2005 and 2004 we did not recognize a significant portion of our consolidated revenue from any individual CMS customer.
Competition
     The ready-mix concrete industry is highly competitive. Our ability to compete in our two markets depends largely on the proximity of our customers’ job sites to our ready-mix concrete plant locations, our plant operating costs and the prevailing ready-mix concrete prices in each market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies.
     Our direct competitors include Rinker Materials, Nevada Ready Mix and Silver State Materials in Nevada and Rinker Materials, Cemex, Vulcan Materials and Hanson Materials in Arizona. We also face significant competition from many smaller ready-mix concrete providers. We believe we compete favorably with all of our competitors due to our plant locations, quality of our raw materials, our delivery and service, and our competitive prices. However, competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do have competitive advantages over us for jobs that are particularly price-sensitive. Moreover, competitors having greater financial resources to invest in new mixer trucks or build plants in new areas than we do also have competitive advantages over us.
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
     The CMS currently has 10 full-time sales persons. We also intend to develop and implement training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.
Construction Materials Testing Segment (“CMTS”)
Operations
     We began our construction materials testing operations in the second quarter of 2006 with the start-up of Apex Testing Corp. The CMTS currently operates a full service regional construction materials testing office in the Las Vegas, Nevada area. The CMTS provides geotechnical, environmental and field and laboratory technical services. The CMTS provides these services to a variety of customers in the Las Vegas, Nevada regional area.
Projects and Customers
     The CMTS targets customers in all industries of construction contracting. Current customers include residential home builders, commercial contractors, public works prime contractors and actual owners of various projects. The discontinuance of service to any of the above referenced customers or a general economic downturn could have an adverse effect on our future results of operations within this segment. For the year ended December 31, 2006, we did not recognize a significant portion of our consolidated revenue from any individual CMTS customer.

Competition
     The construction materials testing industry is very competitive. Our ability to compete for basic soil or concrete slab testing, principally in residential construction, inspection expertise and consistency of quality and service as well as price are the principal competitive factors for large public works projects or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated engineering and testing firms.
Marketing
     General contractors and subcontractors typically select their materials testing firms. In large, complex projects, materials testing firms need to be pre-qualified to be eligible to maintain the quality control program of a project, particularly where the concrete, or other construction materials have complicated design specifications. In those projects and in government-funded projects generally, the general contractor or subcontractor usually awards the materials testing and quality control portion of the project on the basis of either direct negotiation or competitive bidding. We believe that the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, concrete subcontractors, design engineers, land developers and owners whose focus extends beyond the price of professional services to expert inspection and supervision of the quality control process.
     The CMTS currently has one professional engineer who is licensed in both Utah and Nevada. He is also a certified environmental manager in the State of Nevada, and a certified underground storage tank consultant in the State of Utah. We have one engineer-in-training and one graduate engineer who is also a certified soil and groundwater sampler in the State of Utah. There are 11 field inspectors as well as three certified laboratory technicians. We also intend to develop and implement training programs to increase the geotechnical and environmental expertise and technical abilities of our field staff. Our goal is to maintain a field inspection and technician staff whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.
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
Employees
     At March 1, 2007, we employed approximately 83 salaried employees (including our management personnel and executive officers) and approximately 400 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. During the year ended December 31, 2006, the number of hourly employees ranged from approximately 471 to approximately 575 and averaged approximately 522. None of our employees belong to a labor union and we believe our relationship with our employees is satisfactory.
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
     We Are Subject to Significant Bonding Requirements. We are required to provide bid and/or performance bonds in connection with governmental construction projects. Our current bonding limits are approximately $200 million in the aggregate and $50 million per project, but there can be no assurance that we will be able to maintain these bonding limits. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects. As a result of our bonding limits, we are restricted in the number and size of projects we may concurrently bid on, which may affect our results of operations.
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
     There Are Risks Associated with Concentration of Construction Projects and Customers. Our operations are primarily situated in the states of Arizona and Nevada. The discontinuance of any projects in these states, a general economic downturn or a reduction, as a result of market conditions, in the number of projects let out for bid in these two states, could have a material adverse effect on our business, financial condition and results of operations.
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
     Dependence Upon Executive Officers. Our operations are dependent upon the continued services of our executive officers. The loss of services of any of our executive officers, whether as a result of death, disability or otherwise, could have a material adverse effect upon our operations. We have employment agreements with our executive officers and carry key person insurance on their lives.
     Strikes or Work Stoppages Could Have a Negative Impact on Our Operations and Results. Strikes or work stoppages by labor unions or attempts to unionize our workers could have a significant negative impact on us.

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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We owned or leased the following properties at December 31, 2006:

			Approximate	Approximate
			Building Size in	Land	Owned/	Monthly	Lease
Location	Segment	Purpose	Square Feet	in Acres	Leased	Rental	Expires
4602 East Thomas Road, Phoenix, Arizona	CSS, CMS	Corporate office, Area office	18,400	2	Owned	—	—

3430 East Flamingo Suite 100, Las Vegas, Nevada	CMS	Area office	3,500	—	Leased	$8,230	04/30/2007

2250 West Center Street, Springville, Utah	CSS	Field office	1,600	—	Leased	$2,370	04/30/2008

4635 Andrews Street, North Las Vegas, Nevada	CSS	Area office	4,320	—	Leased	$3,906	09/30/2009

109 West Delhi, North Las Vegas, Nevada	CMS	Ready Mix production facility	4,470	5	Owned	—	—

11500 West Beardsley Road, Sun City, Arizona (1)	CMS	Ready Mix production facility	440	5	Leased	—	05/31/2010

39245 North Schnepf Road, Queen Creek, Arizona	CMS	Ready Mix production facility	440	5	Owned	—	—

Richmar Ave., Las Vegas, Nevada	CMS	Ready Mix production facility	440	5	Owned	—	—

6210 Annie Oakley Drive Suite 102, Las Vegas, Nevada	CSS	Field office	1,000	—	Leased	$1,200	03/31/2009

Moapa, Nevada (1)	CMS	Sand and Aggegate production facility	840	40	Leased	—	01/01/2009

Moapa, Nevada (1)	CMS	Ready Mix production facility	440	—	Leased	—	—

Northwest Arizona (1)	CMS	Sand and Aggegate production facility	840	40	Leased	—	08/27/2007

Northwest Las Vegas, Nevada (1)	CMS	Sand and Aggegate production facility	—	40	Leased	—	04/30/2007

Northwest Las Vegas, Nevada (1)	CMS	Ready Mix production facility	440	—	Leased	—	—

3155 East Patrick Lane Suite #12, Las Vegas, Nevada	CMTS	Area office, laboratory facility	3,300	—	Leased	$2,898	12/31/2007

(1)	- Our facility rent is included in the cost of the material which we purchase from the lessors.
     Our CSS may lease office space on a short-term basis based on location, duration, and the availability of facilities at our ongoing construction sites. We have determined that the above properties are sufficient to meet our current needs. We will continue to search for possible additional site locations to expand our operations if market conditions warrant.

Item 3. Legal Proceedings
     See Note 17 — Litigation and Claim Matters in the accompanying consolidated financial statements (Item 8) for information regarding material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Meadow Valley Corporation’s common stock was listed on the Nasdaq National Market from October 1995 to August 2001. In August 2001, our securities were transferred to the Nasdaq SmallCap Market and trade under the symbol “MVCO.” This market has since been renamed the Nasdaq Capital Market. The following table represents the high and low closing prices for our common stock on the Nasdaq Capital Market. As of March 6, 2007, there were approximately 1,200 record and beneficial owners of our common stock. On March 6, 2007, our common stock closed at $12.89 per share.

	2006 *		2005 *
	High	Low	High	Low
First Quarter	$15.59	$11.12	$7.35	$3.96
Second Quarter	12.35	10.13	7.20	4.56
Third Quarter	12.34	8.78	11.95	6.34
Fourth Quarter	10.80	9.80	14.26	7.88

*	- The quarterly highs and lows are based on daily market closing prices during each respective period.
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

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	434,542	4.86	90,149

Equity compensation plans not approved by security holders	—		—

Total	434,542		90,149

(1)	- Includes 434,542 stock options issued to employees, directors and consultants from the 2004 equity incentive plan.

     Our approved equity compensation plan, which we refer to as the 2004 Plan, permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
     We have reserved 1,200,000 shares of our common stock for issuance under the 2004 Plan. As of December 31, 2006, 90,149 shares were available for future grant under the 2004 Plan. The term of the stock options is five or ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.
     RMI also maintains equity compensation plan as follows:

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	466,875	11.47	324,375

Equity compensation plans not approved by security holders	—		—

Total	466,875		324,375

(1)	- Includes an individual compensation agreement for 116,250 warrants issued to our underwriters as a portion of their compensation in connection with our initial public offering.

(2)	- Includes 350,625 stock options issued to employees, directors and consultants from our 2005 equity incentive plan.
     RMI’s approved equity compensation plan, which we refer to as the 2005 Plan, permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
     RMI has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. As of December 31, 2006, 324,375 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of RMI’s common stock on the date of grant.
     We sold 817,120 unregistered securities on October 23, 2006. Each security or unit consisted of one share of common stock, par value $.001 per share of Meadow Valley Corporation stock and one tenth of a warrant to purchase one share of common stock, $.001 par value per share. The exercise price of each warrant is $12.60 and the warrants are exercisable six months and a day from October 23, 2006 with the exercise period ending October 19, 2011. Each unit was sold for $9.00 and proceeds net of offering costs were approximately $6.6 million. The proceeds were used as working capital in order to secure additional bonding capacity. The securities were offered to accredited investors in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Wunderlich Securities, Inc. served as our placement agent. The registration of these securities became effective on November 17, 2006.
     We did not repurchase any of our equity securities during 2006.

     The graph below compares the cumulative five year total return of holders of Meadow Valley Corporation’s common stock with the cumulative total returns of the NASDAQ Composite Index, and the Dow Jones US Heavy Construction Index. The graph tracks the performance of a $100 investment in our common stock and in the two comparative indices (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Meadow Valley Corporation, The NASDAQ Composite Index
And The Dow Jones US Heavy Construction Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Meadow Valley Corporation	100.00	40.00	87.69	204.10	593.85	520.51
NASDAQ Composite Index	100.00	71.97	107.18	117.07	120.50	137.02
Dow Jones US Heavy Construction Index	100.00	83.87	114.41	138.74	200.48	250.08

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
Statement of Operations Information:
     The selected financial data as of and for each of the five years ended December 31, 2006, are derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenue	$195,521,951	$183,872,863	$166,831,664	$154,106,865	$151,047,268
Gross profit	19,310,088	15,187,579	6,967,790	6,343,618	7,531,597
Income (loss) from operations	8,148,269	6,521,006	457,951	(150,667)	932,657
Income before income taxes and minority interest	8,893,156	7,063,197	890,443	162,381	936,770
Net income	4,165,922	4,203,719	573,639	91,635	566,803
Basic net income per common share	$0.96	$1.11	$0.16	$0.03	$0.16
Diluted net income per common share	$0.90	$1.01	$0.15	$0.03	$0.16
Basic weighted average common shares outstanding	4,328,160	3,783,089	3,601,250	3,593,102	3,559,938
Diluted weighted average common shares outstanding	4,621,124	4,151,096	3,780,597	3,599,259	3,559,938
Dividends	—	—	—	—	—

Financial Position Data:
Working capital	$27,255,590	$21,913,277	$2,294,162	$5,757,671	$2,701,266
Total assets	102,105,655	87,016,530	65,328,832	55,366,528	57,434,203
Long-term debt	13,996,482	11,858,042	11,785,816	8,084,793	11,132,310
Stockholders’ equity	31,341,214	19,795,787	12,716,188	12,142,549	12,050,914
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.
Executive Overview
     Our performance continues to steadily improve as a result of our decisions to:
•	focus on the construction markets of Nevada, southern Utah and Arizona which have historically been more profitable for us,

•	be selective in the projects we choose to bid, provide incentives and reward outstanding project management,

•	concentrate our efforts to prevail in our past construction claims and eliminate distractions from lingering claims as well as to avoid future claims,

•	gradually increase our bonding capacity in order to bid on larger single projects and increase our contract backlog to levels that provide more sustainable momentum, and

•	implement expansion plans for our materials segment and focus marketing efforts on non-residential market sector.

Results of Operations
     The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

	For the Years Ended December 31,
(dollars in thousands)	2006		2005		2004
Revenue:
Construction services	$111,936	57.3%	$116,822	63.5%	$108,169	64.8%
Construction materials	83,152	42.5%	67,051	36.5%	58,663	35.2%
Construction materials testing	434	0.2%	—	0.0%	—	0.0%

Total revenue	195,522	100.0%	183,873	100.0%	166,832	100.0%

Gross profit	19,310	9.9%	15,188	8.3%	6,968	4.2%
General and administrative expenses	11,162	5.7%	8,667	4.7%	6,510	3.9%

Income from operations	8,148	4.2%	6,521	3.6%	458	0.3%
Interest income	1,010	0.5%	563	0.3%	86	0.1%
Interest expense	(339)	-0.2%	(362)	-0.2%	(348)	-0.2%
Other income	74	0.0%	342	0.2%	695	0.4%
Income tax expense	3,164	1.6%	2,571	1.4%	317	0.2%
Minority interest in consolidated subsidiary	1,563	0.8%	289	0.2%	—	0.0%

Net income	$4,166	2.1%	$4,204	2.3%	$574	0.3%

Depreciation and amortization	$5,885	3.0%	$4,499	2.4%	$3,202	1.9%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenue and Backlog. Consolidated revenue improved 6.3% to $195.5 million for the year ended December 31, 2006, as further referred to as “2006,” from $183.9 million for the year ended December 31, 2005, as further referred to as “2005.” The improved revenue resulted from a $16.1 million increase, net of inter-company sales, from the CMS, offset by a decrease in revenue from the CSS of $4.9 million. The CMS increase in revenue resulted from a 15.6% increase in the average unit sales price in 2006 from 2005, complemented by an 8.2% increase in sales of cubic yards of concrete which we refer to as “units”. Backlog in the CSS increased to $89.5 million compared to $68.4 million a year ago. The beginning backlog in the CSS contributed to the decreased revenue in 2006, based on the progress schedules and nature of the contracts contained in the backlog at the beginning of 2006. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by our surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by our CSS. Surety credit limits and conditions may improve as our financial performance improves, but there can be no assurance that surety credit will be increased.
     Gross Profit. Consolidated gross profit increased to $19.3 million for 2006 from $15.2 million for 2005 and consolidated gross margin, as a percent of revenue, increased to 9.9% in 2006 from 8.3% in 2005. Gross profit from CSS increased to $10.1 million in 2006 from $8.1 million in 2005 and the gross profit margin increased to 9.0% from 7.0% in the respective periods. Gross profit margins are affected by a variety of factors including, the quality and accuracy of the initial estimate, construction delays and difficulties due to weather or other conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS increased to $9.2 million in 2006 from $7.1 million in 2005 and the gross profit margin increased to 11.1% from 10.6% in the respective periods. The increases in gross profit and gross profit margin during 2006 resulted primarily from the expansion of the CMS operation and utilizing new equipment placed in service. During 2007 we anticipate under-utilizing new equipment recently placed in service, but long-term margins will benefit from our expansion efforts. The CMS fixed costs will increase in 2007 as a result of our expansion efforts and could impact the CMS gross profit margins in the interim as we bring this equipment up to full utilization.
     Depreciation and Amortization. Depreciation and amortization expense increased to $5.9 million for 2006 from $4.5 million in 2005. The increase resulted from additional plant, equipment and vehicles we placed in service during 2006. Of the $5.9 million for 2006, $3.4 million was from our construction materials segment, while $2.5 million came from our construction services segment.
     General and Administrative Expenses. General and administrative expenses increased to $11.2 million for 2006 from $8.7 million for 2005. This increase was primarily attributable to a $0.4 million increase in incentive compensation, a $0.7 million increase in payroll and payroll related expenses and taxes, increases of $0.3 million in insurance premiums, accounting, computer and consulting expenses, $0.2 million in legal fees, increases in public company expenses of $0.2 million, increase of $0.3 million in bad debt expense and increases of $0.2 million in utilities and office expenses.
     Interest Income, Expense and Other Income. Interest income increased to $1.0 million for 2006 compared to $0.6 million for 2005. Interest expense decreased to $0.3 million for 2006 compared to $0.4 million for 2005. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue. Other income for 2006 decreased to $0.1 million compared to $0.3 million for 2005.
     Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary represents the portion of income, net of tax, attributable to the shares of Ready Mix, Inc. not in our control. Minority interest for 2006 increased to $1.6 million compared to $0.3 million due to RMI’s initial public offering in August 2005.
     Income Taxes. The increase in the income tax provision for 2006 to $3.2 million compared to an income tax provision of $2.6 million for 2005 was due to an increase in the pre-tax income during 2006. For 2006, our effective income tax rate differed from the statutory rate due primarily to state income taxes. The difference between the amount of the tax provision and the actual cash outlay was due to the net operating loss carry-forward and the tax treatment of disqualified dispositions of incentive stock options.
     Net Income. Net income remained relatively flat at $4.2 million for 2006 and 2005. Although net income remained flat, Income Before Income Taxes and Minority Interest in Consolidated Subsidiary increased to $8.9 million in 2006 compared to $7.1 million in 2005.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenue and Backlog. Consolidated revenue improved 10.2% to $183.9 million for the year ended December 31, 2005, as further referred to as “2005,” from $166.8 million for the year ended December 31, 2004, as further referred to as “2004.” The improved revenue resulted from an $8.4 million increase, net of inter-company sales, from the CMS, and an increase in revenue from the CSS of $8.7 million. The CMS revenue increase was due primarily to an approximate 18.1% increase in the average unit sales price in 2005 from 2004, which was partially offset by a 3.1% decrease in sales of cubic yards of concrete which we refer to as “units” in 2005 from 2004. Backlog in the CSS decreased to $68.4 million compared to $93.6 million in 2004. The beginning backlog in the CSS contributed to the increased revenue in 2005, based on the progress schedules and nature of the contracts contained in the backlog at the beginning of 2005. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by our surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by our CSS.
     Gross Profit. Consolidated gross profit increased to $15.2 million for 2005 from $7.0 million for 2004 and consolidated gross margin, as a percent of revenue, increased to 8.3% in 2005 from 4.2% in 2004. Gross profit from CSS increased to $8.1 million in 2005 from $0.3 million in 2004 and the gross profit margin increased to 7.0% from 0.3% in the respective periods. In 2005, no additional loss was required to be recognized on the Gooseberry project. The total anticipated loss on the project is approximately $7.7 million. In August 2005, we received a notice of substantial completion from the owner on the Gooseberry project. We have submitted to the owner the necessary documentation to support our claims of changed conditions, associated delays and renegotiable unit prices due to quantity changes and interference. Gross profit margins are affected by a variety of factors including, the quality and accuracy of the initial estimate, construction delays and difficulties due to weather or other conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS increased to $7.1 million in 2005 from $6.6 million in 2004 and the gross profit margin decreased to 10.5% from 11.3% in the respective periods. The increase in gross profit and decrease in the gross profit margin during 2005 resulted primarily from our expansion of our operation and the under utilizing of new equipment.
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
     Interest Income, Expense and Other Income. Interest income increased to $0.5 million for 2005 compared to 2004. Interest expense remained relatively flat at $0.4 million for 2005. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue. Other income for 2005 decreased to $0.3 million compared to 2004. Other income for 2004 consisted of gains on the disposal of property and equipment, which we did not have similar transactions in 2005.
     Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary represents the portion of income, net of tax, attributable to the shares of Ready Mix, Inc. not in our control.
     Income Taxes. The increase in the income tax provision for 2005 to $2.6 million compared to an income tax provision of $0.3 million for 2004 was due to an increase in the pre-tax income during 2005. For 2005, our effective income tax rate differed from the statutory rate due primarily to state income taxes. The difference between the amount of the tax provision and the actual cash outlay was due to the net operating loss carry-forward and the tax treatment of disqualified dispositions of incentive stock options.
     Net Income. Net income was $4.2 million for 2005 as compared to net income of $0.6 million for 2004. The increase in net income was the result of the improved gross profit, as discussed above, compared to 2004 where significant losses on the Gooseberry project were recognized.
Liquidity and Capital Resources
     Our primary need for capital will be to maximize our working capital to continually improve our bonding limits (see Bonding and Insurance in Item 1, herein). RMI no longer guarantees any Meadow Valley debt; however, RMI has indemnified Meadow Valley payment and performance bonds that were pre-existing prior to September 2005 and the initial public offering of RMI. As of December 31, 2006, Meadow Valley had approximately $0.1 million of payment and performance bonds indemnified by RMI. Certain guarantees also remain where Meadow Valley Corporation continues to maintain for the benefit of RMI. We expect, but cannot assure, that eventually there will be no guarantees between the two related companies. As we expand our businesses we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations.
     Historically, our primary source of cash has been from operations and financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the coming year.
     During December 2005, we entered into new credit facilities with CIT Construction, which provides MVCI a $3.0 million revolving credit facility and a $5.0 million capital expenditure commitment, and RMI a $5.0 million revolving credit facility as well as a $10.0 million capital expenditure commitment. The new CIT credit facilities are collateralized by each of our subsidiary’s assets as well as our guarantee. Under the terms of the agreements, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). Meadow Valley, MVCI and RMI are also required to maintain a ratio of cash flow to current portion of long term debt. As of December 31, 2006, we were compliant with the covenants.
     The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows.

	For the Years Ended December 31,
	2006	2005	2004
Cash provided by operating activities	$10,323,569	$5,217,432	$10,986,026
Cash used in investing activities	(8,002,773)	(5,128,942)	(1,542,131)
Cash provided by (used in) financing activities	3,468,469	13,312,609	(4,018,065)
     Cash provided by operating activities during 2006 of $10.3 million represents a $5.1 million increase from the amount provided by operating activities during 2005. The change was primarily due to an increase in the collection of $1.1 million of claims receivable collected in 2006, a net increase in billings in excess of costs and estimated earnings and a net reduction of costs and estimated earnings in excess of billings on uncompleted contracts of $3.2 million and the year to year change in minority interest in consolidated subsidiary, share-based compensation expense and the allowance for doubtful accounts.
     Cash used in investing activities during 2006 of $8.0 million represents a $2.9 million increase from the amount used in investing activities during 2005. The change was primarily due to a $3.8 million increase in the purchase of property and equipment, offset by an increase in proceeds received from payments on note receivable, proceeds received from the sale of property and equipment and a decrease in restricted cash.
     Cash provided by financing activities during 2006 of $3.5 million represents a $9.8 million decrease from the amount provided by financing activities during 2005. The change was primarily due to the 2005 net proceeds received from the initial public offering of RMI of $17.1 million, offset by the increase in proceeds from the issuance of common stock in 2006.
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
Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at December 31, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt	$18,732	$4,837	$8,795	$3,817	$1,283
Interest payments on long-term debt (1)	3,692	1,242	1,541	461	448
Capital lease obligations	472	366	106	—	—
Operating leases	10,604	3,470	5,146	1,988	—
Purchase obligations	27,580	3,720	7,181	5,188	11,491
Other long term liabilities (2)	2,755	1,347	1,408	—	—

Total contractual obligations	$63,835	$14,982	$24,177	$11,454	$13,222

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 1.90% to 9.75% per annum. We do not assume an increase in the variable interest rate. See Note 10 – Notes payable and Note 11 – Lines of Credit in the notes to the consolidated financial statements included in Item 8.

(2)	Other long-term liabilities include employment contracts with officers and key employees that call for annual salaries ranging from $115,000 to $250,000 through October 2009, and are to be reviewed annually by our Compensation Committee.
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
     We have exited the construction services market in New Mexico and Utah, however, we may occasionally perform work in southern Utah that we believe can be effectively managed from our full time office in Las Vegas and we still maintain a small sand and gravel operation in Nephi, Utah. In spite of having physically exited these markets, we continue to expend resources dealing with two New Mexico projects with unresolved claims and we have finalized a claim that we submitted to the Federal Highway Administration on the Gooseberry project that was completed in 2005. We believe we have conservatively booked claim revenue on the New Mexico projects and the Gooseberry project. Therefore, in the future, we believe we may be able to recover at least what we have booked to date, if not more.
     If the CSS can continue to demonstrate operating improvements, then as profitability, working capital and liquidity increase, our surety credit will likely increase, thereby allowing us to bid on and perform more and larger projects. Bidding opportunities within our focused market areas of Nevada and Arizona are ample for the size of our current surety program and we believe, given historical bidding success, that the backlog may increase during 2007.

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
     The competitive bidding process will continue to be the dominant method for determining contract awards. However, other innovative bidding methods will be tried and may gain favor, namely “A Plus B” contracts, where the bidders’ proposals are selected on both price and scheduling criteria. Design-build projects and Construction Manager at Risk projects are becoming more common and are likely to increase in frequency. We recently won our first design-build project. The contract is valued at approximately $.5 million, but we believe it represents a low risk opportunity to enter this venue of work.
     In light of the rising need for infrastructure work throughout the nation and the tendency of the current need to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought. Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards. There is also a trend toward local and state legislation regulating growth and urban sprawl. The passage of such legislation and the degree of growth limits imposed by it could dramatically affect the nature of our markets.
     In November 2004, voters in Maricopa County (Phoenix, Arizona metropolitan area) passed a measure to extend, for twenty years, a half-cent sales tax dedicated to the construction and maintenance of transportation facilities, including freeways, streets and mass transit. It is expected that this measure will generate approximately $9.0 billion of funding over a twenty year span.
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
     Our significant accounting policies are described below and in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for slow moving and obsolete inventory. The revenue recognition and cost estimation accounting method is applied by the CSS to heavy construction projects executed under multi-year contracts with various customers. Approximately 57%, 64% and 65% of total net revenue was recognized under the percentage-of-completion method of accounting during 2006, 2005 and 2004, respectively.
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
     The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion estimates, including labor rate and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our consolidated financial statements.
  Collectibility of Accounts Receivable
     We are also required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts as of December 31, 2006 and 2005 amounted to $395,243 and $326,112, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history.
  Inventory, net:
     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At December 31, 2006 and 2005, inventories of $1,366,534 and $776,978, respectively, are net of reserves of $200,000 and $244,271, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or market activity.
  Valuation of Property and Equipment:
     We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method, over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Plants	4 - 15 years
Computer equipment	3 - 5 years
Equipment	3 - 10 years
Leasehold improvements	2 - 10 years
Office furniture and equipment	5 - 7 years
Vehicles	3 - 10 years
Office Building	39 years
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
  Classification of Leases:
     We follow the standards established by Statements of Financial Accounting Standards No. 13, “Accounting for Leases,” which we will refer to as “FAS 13.” One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 92 ready-mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria of FAS 13 for capitalization, the leases are classified as operating leases. If we would have desired at the inception of the leases to have the ownership transfer at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases would have been classified as capital leases.
Recent Accounting Pronouncements
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material effect on our financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 157 will have a material effect on our financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN No. 48 will have a material effect on our financial statements.
     In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that became effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on our financial statements.
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
     The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. We do not expect SFAS No. 155 will have a material effect on our financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2006. Assuming a 100 basis point increase in the prime interest rate at December 31, 2006 the potential increase in our debt obligations would have been approximately $0.03 million at December 31, 2006. See Note 10 — Notes payable and Note 11 — Lines of credit in the accompanying consolidated financial statements included in Item 8.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
Meadow Valley Corporation
We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadow Valley Corporation and Subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants
Phoenix, Arizona
March 2, 2007
INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$29,354,582	$23,565,317
Restricted cash	605,243	1,267,090
Accounts receivable, net	25,990,763	25,139,640
Prepaid expenses and other	2,820,768	3,171,670
Inventory, net	1,366,534	776,978
Costs and estimated earnings in excess of billings on uncompleted contracts	1,254,860	1,991,993
Note receivable	106,499	—
Deferred tax asset	561,199	760,724

Total current assets	62,060,448	56,673,412
Property and equipment, net	35,553,000	26,228,073
Refundable deposits	1,492,967	478,965
Note receivable, less current portion	535,360	—
Claims receivable	2,463,880	3,521,080
Other receivables	—	115,000

Total assets	$102,105,655	$87,016,530

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,298,114	$18,521,558
Accrued liabilities	7,569,928	5,878,595
Notes payable	4,837,628	3,518,892
Obligations under capital leases	332,898	546,801
Income tax payable	399,536	391,202
Billings in excess of costs and estimated earnings on uncompleted contracts	8,366,754	5,903,087

Total current liabilities	34,804,858	34,760,135
Notes payable, less current portion	13,894,382	11,423,044
Obligations under capital leases, less current portion	102,100	434,998
Deferred tax liability	2,974,857	3,177,771

Total liabilities	51,776,197	49,795,948

Commitments and contingencies
Minority interest in consolidated subsidiary	18,988,244	17,424,795

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 5,098,679 and 4,136,912 issued and outstanding	5,099	4,137
Additional paid-in capital	21,197,456	13,818,913
Capital adjustments	(799,147)	(799,147)
Retained earnings	10,937,806	6,771,884

Total stockholders’ equity	31,341,214	19,795,787

Total liabilities and stockholders’ equity	$102,105,655	$87,016,530

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Construction services	$111,936,285	$116,822,072	$108,168,921
Construction materials	83,151,938	67,050,791	58,662,743
Construction materials testing	433,728	—	—

Total revenue	195,521,951	183,872,863	166,831,664

Cost of revenue:
Construction services	101,866,540	108,706,174	107,827,853
Construction materials	73,945,571	59,979,110	52,036,021
Construction materials testing	399,752	—	—

Total cost of revenue	176,211,863	168,685,284	159,863,874

Gross profit	19,310,088	15,187,579	6,967,790
General and administrative expenses	11,161,819	8,666,573	6,509,839

Income from operations	8,148,269	6,521,006	457,951

Other income (expense):
Interest income	1,010,144	562,914	85,864
Interest expense	(338,886)	(362,326)	(348,229)
Other income	73,629	341,603	694,857

	744,887	542,191	432,492

Income before income taxes and minority interest in consolidated subsidiary	8,893,156	7,063,197	890,443
Income tax expense	3,163,785	2,570,955	316,804

Income before minority interest in consolidated subsidiary	5,729,371	4,492,242	573,639
Minority interest in consolidated subsidiary	1,563,449	288,523	—

Net income	$4,165,922	$4,203,719	$573,639

Basic net income per common share	$0.96	$1.11	$0.16

Diluted net income per common share	$0.90	$1.01	$0.15

Basic weighted average common shares outstanding	4,328,160	3,783,089	3,601,250

Diluted weighted average common shares outstanding	4,621,124	4,151,096	3,780,597

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2004	3,601,250	$3,601	$10,943,569	$(799,147)	$1,994,526
Net income for the year ended 2004	—	—	—	—	573,639

Balance at December 31, 2004	3,601,250	3,601	10,943,569	(799,147)	2,568,165
Common stock issued on exercise of options, net of tax benefit(1)	535,662	536	2,875,344	—	—
Net income for the year ended 2005	—	—	—	—	4,203,719

Balance at December 31, 2005	4,136,912	4,137	13,818,913	(799,147)	6,771,884
Common stock issued in private placement offering	817,120	817	6,567,083	—	—
Stock-based compensation expense	—	—	267,110	—	—
Excess tax benefits from stock-based payment arrangements	—	—	144,879	—	—
Common stock issued on exercise of options	144,647	145	399,471	—	—
Net income for the year ended 2006	—	—	—	—	4,165,922

Balance at December 31, 2006	5,098,679	$5,099	$21,197,456	$(799,147)	$10,937,806

(1)	– Additional paid-in capital associated with the issuance of common stock on exercise of options for 2005 includes an income tax benefit of $884,083.
The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$198,871,293	$178,671,433	$173,023,546
Cash paid to suppliers and employees	(186,080,171)	(173,653,659)	(161,769,236)
Interest received	1,010,144	562,914	85,864
Interest paid	(338,886)	(362,326)	(348,229)
Income taxes paid	(3,138,811)	(930)	(5,919)

Net cash provided by operating activities	10,323,569	5,217,432	10,986,026

Cash flows from investing activities:
Decrease in restricted cash	661,847	1,359	576,442
Proceeds from sale of property and equipment	552,270	391,504	2,450,931
Purchase of property and equipment	(9,368,571)	(5,521,805)	(4,569,504)
Proceeds from note receivable	151,681	—	—

Net cash used in investing activities	(8,002,773)	(5,128,942)	(1,542,131)

Cash flows from financing activities:
Proceeds from the issuance of common stock	7,753,696	1,991,797	—
Offering costs associated with private placement offering	(786,180)	—	—
Proceeds from minority interest in consolidated subsidiary	—	17,747,900	—
Offering costs associated with minority interest in consolidated subsidiary	—	(611,628)	—
Repayment of capital lease obligations	(546,801)	(531,746)	(906,191)
Proceeds received from notes payable	3,083,540	543,998	1,281,570
Repayment of notes payable	(6,180,665)	(5,827,712)	(4,393,444)
Excess tax benefits from share-based payment arrangements	144,879	—	—

Net cash provided by (used in) financing activities	3,468,469	13,312,609	(4,018,065)

Net increase in cash and cash equivalents	5,789,265	13,401,099	5,425,830

Cash and cash equivalents at beginning of year	23,565,317	10,164,218	4,738,388

Cash and cash equivalents at end of year	$29,354,582	$23,565,317	$10,164,218

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2006	2005	2004
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,165,922	$4,203,719	$573,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,885,481	4,499,044	3,201,683
Gain on sale of property and equipment	(42,002)	(9,397)	(485,911)
Share-based compensation expense	267,110	—	—
Deferred taxes, net	(3,389)	2,198,853	310,885
Allowance for doubtful accounts	69,131	(281,565)	(102,476)
Inventory allowance	(44,271)	(42,551)	(917,375)
Minority interest in consolidated subsidiary	1,563,449	288,523	—

Changes in operating assets and liabilities:
Accounts receivable	(940,284)	(2,674,326)	(1,397,221)
Income taxes receivable	20,030	(20,030)	—
Claims receivable	1,057,200	—	4,101,898
Prepaid expenses and other	92,456	62,742	(238,707)
Inventory	(545,285)	136,685	1,295,381
Costs and estimated earnings in excess of billings on uncompleted contracts	737,133	(1,542,635)	1,013,951
Refundable deposits	(1,014,002)	(457,185)	72,519
Other receivables	115,000	—	(115,000)
Accounts payable	(5,223,444)	(1,190,013)	1,064,714
Accrued liabilities	1,691,333	971,041	343,738
Income taxes payable	8,334	391,202	—
Billings in excess of costs and estimated earnings on uncompleted contracts	2,463,667	(1,316,675)	2,264,308

Net cash provided by operating activities	$10,323,569	$5,217,432	$10,986,026

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
   Nature of the Corporation:
     Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“Construction services segment”), Ready Mix, Inc. (“RMI”) (“Construction materials segment”) and Apex Testing Corp. (“Apex”) (“Construction materials testing segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in the states of Nevada, Arizona and southern Utah. RMI manufactures and distributes ready mix concrete in the Las Vegas, NV and Phoenix, AZ metropolitan areas. In 2005, the Company sold, in a public offering, approximately 47% of its ownership interest in RMI and continues to own approximately 53% of RMI’s outstanding common stock. Apex is a construction materials testing provider in the Las Vegas, Nevada area. In May 2006, Apex was formed and subsequently, assets were purchased for approximately $134,000 from an existing materials testing company in Las Vegas, Nevada.
   Liquidity:
     The Company incurred income from operations for the years ended December 31, 2006, 2005 and 2004 of $8,148,269, $6,521,006 and $457,951 and has provided cash from operating activities of $10,323,569, $5,217,432 and $10,986,026 for the years ended December 31, 2006, 2005 and 2004. In 2004, the Company sold a parcel of land, held by the construction service segment, to a third party for $350,000 resulting in a gain on the disposal of the land in the amount of $44,668, which is included in other income. In 2005 the Company sold approximately 47% of its stake in a subsidiary, RMI, through an initial public offering, which resulted in approximately $17.1 million in net proceeds after underwriters’ commissions and other offering costs. The Company continues to own approximately 53% of the outstanding shares of RMI as of December 31, 2006. In 2006 the Company sold 817,120 shares of common stock par value $0.001 in a private placement offering, which resulted in approximately $6.6 million in net proceeds after underwriting commissions and other costs.
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
   Principles of Consolidation:
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries MVCI, RMI and Apex. Intercompany transactions and balances have been eliminated in consolidation.
   Reclassifications:
     Certain balances in the accompanying December 31, 2005 consolidated balance sheet were reclassified to conform to the current year’s presentation.
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
     Significant estimates are used when accounting for the percentage-of-completion and the estimated gross profit on projects in progress, allowance for doubtful accounts, inventory allowance, depreciation and amortization, realization of claims receivable, accruals, taxes, contingencies and the valuation of stock-based compensation instruments which are discussed in the respective notes to the consolidated financial statements.

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
     We recognize revenue in our construction materials testing segment on the sale of our professional services at the time services are provided.
   Claims Receivable:
     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of December 31, 2006 the total amount of contract claims filed by the Company with various public entities was $19,084,311. Of this amount, the Company’s portion of the claims total was $15,088,871 and the balance of $3,995,440 pertains to other contractors’ claims.
     Total claim amounts reported in the Company’s consolidated financial statements are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company had recorded $3,521,080 in cumulative claims receivable as of December 31, 2005 to offset a portion of costs incurred to-date on the claims. In June 2006, the Company settled its claim with Clark County Public Works thereby reducing claims receivable by $1,791,404. In December 2006, the Company finalized and filed its claim of approximately $7.1 million with the Federal Highway Administration that resulted from the Gooseberry project and recorded $734,204 as claims receivable. The claims receivable as of December 31, 2006 was $2,463,880. All claims receivable amounts as of December 31, 2006 and 2005 are classified as long-term.
     The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.
     Although the Company believes that the claims receivable amount represents a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $2,463,880, will decrease earnings. Conversely, a payment for those same items in excess of $2,463,880, will result in increased income.
     A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763 and $880,763 as of December 31, 2006 and 2005.

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
   Restricted Cash:
     At December 31, 2006 and 2005, funds in the amount of $605,243 and $1,267,090, respectively, were held in trust, in lieu of retention, on certain of the Company’s construction contracts and will be released to the Company after the contracts are completed.
   Accounts Receivable, net:
     Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress as well as other trade and non-trade receivables.
     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. At December 31, 2006 and 2005, the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $395,243 and $326,112, respectively. During the years ended December 31, 2006, 2005 and 2004 the Company incurred bad debt expense (recovery) in the amounts of $125,930, $(206,694) and $278,022, respectively. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected.
     At December 31, 2006 and 2005 all of the Company’s accounts receivable were pledged as collateral for the Company’s lines of credit.
   Inventory, net:
     Inventory, which consists primarily of raw materials, is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. At December 31, 2006 and 2005, the Company had an allowance for potentially obsolete or slow moving inventory in the amounts of $200,000 and $244,271, respectively.
     At December 31, 2006 and 2005, the Company’s entire inventory was pledged as collateral for the Company’s lines of credit.
   Property and Equipment:
     Property and equipment are recorded at cost. Depreciation and amortization charged to operations during the years ended December 31, 2006, 2005 and 2004 was $5,885,481, $4,499,044 and $3,201,683, respectively. Depreciation is provided for on the straight-line method, over the estimated useful lives. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Mineral rights and pit development costs are amortized over their estimated useful lives or the lease term, whichever is shorter.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
   Property and Equipment (Continued):
     The estimated useful lives of property and equipment are:

Plants	4 - 15 years
Computer equipment	3 - 5 years
Equipment	3 - 10 years
Vehicles	3 - 10 years
Office furniture and equipment	5 - 7 years
Leasehold improvements	2 - 10 years
Building	39 years
     At December 31, 2006 and 2005, all property and equipment were pledged as collateral for the Company’s lines of credit, notes payable or capital lease obligations.
   Income Taxes:
     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Prior to 2005, the Company filed consolidated tax returns with MVCI and RMI. The Company absorbed the net income of MVCI and RMI pursuant to a tax sharing agreement, which called for any income tax receivable or payable to be remitted to, or paid by, the Company. As a result of the public offering of RMI’s stock, RMI can no longer include its income as a part of the Company’s consolidated tax return and files its own tax return in its respective tax jurisdictions.
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
     The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2006 and 2005.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
   Stock-Based Compensation:
     Both the Company and RMI have stock-based compensation plans. Effective January 1, 2006, the Company and RMI adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore neither have restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company and RMI recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of three years.
     The Company and RMI estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is determined using an average of the contractual term and vesting period of the award;

•	Expected volatility is measured using a calculated average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by both companies and management’s analysis of potential forfeitures.
     Prior to the adoption of SFAS 123R, the Company and RMI recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company and RMI have applied the provisions of SAB 107 in their adoption of SFAS 123R. See Note 2 to the consolidated financial statements for a further discussion on stock-based compensation.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
          The following table illustrates the effect on net income and net income per share if the Company and RMI had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the years ended December 31, 2005 and 2004. For purposes of pro forma disclosures, the value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods using the straight line method.

	Years Ended December 31,
	2005	2004
Net income, as reported	$4,203,719	$573,639
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(157,146)	(92,852)

Pro forma net income	$4,046,573	$480,787

Basic net income per common share
As reported	$1.11	$0.16
Pro forma	1.07	0.13
Diluted net income per common share
As reported	$1.01	$0.15
Pro forma	0.97	0.13
     Recent Accounting Pronouncements:
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material effect on its financial statements.
          In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires the Company to measure the funded status of defined benefit and retiree medical plans as of the Company’s year-end balance sheet date no later than 2008. The Company does not expect SFAS No. 158 will have a material effect on its financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN No. 48 will have a material effect on its financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that became effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s financial statements.
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
          The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.
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
          The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Stock-Based Compensation (Continued):
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense in the years ended December 31, 2005 and 2004.
          The Company and RMI both have individual stock-based compensation plans. Meadow Valley Corporation’s accompanying consolidated financial statements and these related notes to financial statements have been presented on a consolidated basis and therefore include RMI’s stock-based compensation information. The information below is presented to show disclosures related to both the Company’s and RMI’s individual stock-based compensation plans. Under the sub-heading “Meadow Valley Corporation Equity Incentive Plan” of this note, information is only for the Company’s plan, with the exception of information presented that is directly related to the consolidation of the accompanying financial statements and this information is indicated as “consolidated”. Under the sub-heading “Ready Mix, Inc. Equity Incentive Plan” of this note, information is only for RMI’s plan.
     Meadow Valley Corporation Equity Incentive Plan:
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
          The 2004 Plan authorizes the issuance of up to 1,200,000 shares of Common Stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of Common Stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of December 31, 2006, 90,149 shares were available for future grant under the 2004 Plan. The stock options have terms from five to ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of the grant.
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards during
	the year ended	Awards prior to
	December 31, 2006	January 1, 2006
Dividend yield	0%	0%
Expected volatility	66.25%	23.94% - 82.23%
Weighted-average expected volatility	66.25%	49.14%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	3	3
Weighted-average grant-date fair value	$4.81	$1.15

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Stock-Based Compensation (Continued):
          The following table summarizes the Company’s stock option activity during the year ended fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value[2]
Outstanding January 1, 2006	494,857	3.34	4.93	$554,982
Granted	85,000	10.11		408,850
Exercised	(144,647)	2.76		(144,913)	$1,135,441
Forfeited or expired	(668)	1.46		(548)

Outstanding December 31, 2006	434,542	4.86	3.98	$818,371	$2,298,228

Exercisable December 31, 2006	339,542	3.41	3.76	$357,721	$2,287,128

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	124,000	$1.76
Granted	85,000	4.81
Vested	(114,000)	1.01
Forfeited	—	—

Nonvested stock options at December 31, 2006	95,000	$4.85

          During the year ended December 31, 2006 the Company recognized consolidated compensation expense of $267,110, of which $161,427 was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $21,555 related thereto. As of December 31, 2006, there was $455,718 of total unrecognized compensation cost, net of $10,901 attributable to estimated forfeitures based upon an approximate forfeiture rate of 9%, related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over the weighted average vesting period of 2.8 years. Awards granted during the year ended December 31, 2006, total 85,000 options, which were granted on November 30, 2006, with an exercise price of $10.11. During the year ended December 31, 2006, 668 options were forfeited, all of which were vested.
          During the year ended December 31, 2006, the Company received proceeds of $399,616, as a result of the exercise of common stock options.
     Ready Mix, Inc. Equity Incentive Plan:
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Stock-Based Compensation (Continued):
          RMI has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of December 31, 2006, 324,375 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of RMI’s common stock on the date of grant.
          RMI uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards during
	the year ended	Awards prior to
	December 31, 2006	January 1, 2006
Dividend yield	0%	0%
Expected volatility	39.10%	21.4% - 23.3%
Weighted-average volatility	39.10%	21.55%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	3	3
Weighted-average grant-date fair value	$3.33	$2.02
          The following table summarizes the stock option activity during the year ended fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2006	253,125	$11.12	3.89	$511,616
Granted	100,000	10.35		333,000
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding December 31, 2006	350,625	$10.90	3.65	$839,741	$98,038

Exercisable December 31, 2006	83,541	$11.12	3.14	$168,912	$7,679

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.
          A summary of the status of RMI’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	253,125	$2.02
Granted	100,000	3.33
Vested	(83,541)	2.02
Forfeited	(2,500)	1.95

Nonvested stock options at December 31, 2006	267,084	$2.51

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Stock-Based Compensation (Continued):
          During the year ended December 31, 2006 RMI recognized compensation expense of $161,427 and a tax benefit of $10,198, related thereto. As of December 31, 2006, there was $508,801 of total unrecognized compensation cost, net of $7,487 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average vesting period of 2.36 years. The total fair value of 83,541 options vested during the year ended December 31, 2006, was $168,912. Awards granted during the year ended December 31, 2006, total 100,000 options, which were granted on November 30, 2006, with an exercise price of $10.35. During the year ended December 31, 2006, 2,500 options were forfeited, of which, 833 options were vested.
3. Note Receivable:
          During the year ended December 31, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to LAM’s majority owner. The Company sold its interest in LAM for $793,540 that is to be paid with an initial payment of $100,000 and over six years with quarterly payments of $32,647 including interest at 4%. As of December 31, 2006, $641,859 is due to the Company.
4. Concentration of Credit Risk:
          The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2006 and 2005, the Company has uninsured cash, cash equivalents, and restricted cash in the amounts of approximately $33,000,000 and $27,000,000, respectively.
          The Company’s business activities and accounts receivable are with customers in the construction industry and various governmental authorities and municipalities located primarily in Nevada and Arizona. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.
5. Accounts Receivable, net:
          Accounts receivable, net consists of the following:

	December 31,
	2006	2005
Contracts in progress	$11,781,074	$12,101,708
Contracts in progress — retention	3,928,480	3,075,487
Completed contracts	9,481	39,480
Completed contracts — retention	964,255	1,044,929
Other trade receivables	9,468,930	9,135,832
Other receivables	233,786	68,316

	26,386,006	25,465,752
Less: Allowance for doubtful accounts	(395,243)	(326,112)

	$25,990,763	$25,139,640

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Contracts in Progress:
          Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2006	2005
Costs incurred on uncompleted contracts	$200,904,026	$165,582,867
Estimated earnings to date	17,742,674	2,196,947

	218,646,700	167,779,814
Less: billings to date	(225,758,594)	(171,690,908)

	$(7,111,894)	$(3,911,094)

          Included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,254,860	$1,991,993

Billings in excess of costs and estimated earnings on uncompleted contracts	(8,366,754)	(5,903,087)

	$(7,111,894)	$(3,911,094)

7. Property and Equipment:
          Property and equipment consists of the following:

	December 31,
	2006	2005
Land and building	$4,821,556	$2,647,763
Plants	13,683,086	9,417,309
Computer equipment	964,178	880,530
Equipment	21,214,671	16,762,810
Vehicles	12,572,265	9,307,975
Office furniture and equipment	123,831	90,029
Mineral rights and pit development	97,488	194,977
Leasehold improvements	497,654	286,607
Water rights	2,250,000	2,250,000

	56,224,729	41,838,000
Less: Accumulated depreciation and amortization	(20,671,729)	(15,609,927)

	$35,553,000	$26,228,073

8. Accounts Payable:
          Accounts payable consists of the following:

	December 31,
	2006	2005
Trade	$11,917,720	$15,238,752
Retentions	1,380,394	3,282,806

	$13,298,114	$18,521,558

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Accrued Liabilities:
          Accrued liabilities consist of the following:

	December 31,
	2006	2005
Compensation	$4,894,724	$4,125,792
Taxes	516,683	449,445
Insurance	1,572,996	699,928
Other	585,525	603,430

	$7,569,928	$5,878,595

10. Notes Payable:
     Notes payable consists of the following:

	December 31,
	2006	2005
Note payable, variable interest rate was 7.25% at December 31, 2005, with monthly principal payments of $4,121, due March 11, 2006, collateralized by equipment	$—	$12,363

Notes payable, interest rates ranging from 6.21% to 7.05% with combined monthly payments of $11,301, due dates ranging from April 16, 2009 to August 27, 2009, collateralized by land	1,154,158	1,213,271

Note payable, variable interest rate was 9.75% at December 31, 2006, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,435,714	1,692,857

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,465,927	—

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	780	5,459

Line of credit, variable interest rate was 8.50% at December 31, 2006, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest thereafter, collateralized by all of the Company’s assets (See Note 11)	650,180	1,465,733

Line of credit for $2,023,102, variable interest was 9.0% at December 31, 2006, interest only payments until December 31, 2007, then principal plus interest payments, due December 31, 2010, collateralized by all assets of the Company (See Note 11)	990,669	1,675,044

Line of credit for $3,000,000, variable interest rate was 9.0% at December 31, 2006, interest only payments until December 31, 2008, then principal plus interest payments due December 31, 2011, collateralized by all assets of the Company (See Note 11)	250,000	250,000

Notes payable, interest rates ranging from 1.902% to 9.5% with combined monthly payments of $48,861, due dates ranging from September 28, 2008 to January 14, 2012, collateralized by vehicles	1,569,770	1,542,548

	$7,517,198	$7,857,275

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	December 31,
	2006	2005
Totals from previous page	$7,517,198	$7,857,275

Notes payable, interest rates ranging from 1.90% to 7.25% with combined monthly payments of $165,386, due dates ranging from February 25, 2007 to July 20, 2011, collateralized by equipment	3,804,405	5,232,301

Notes payable, interest rates ranging from 5.90% to 8.65% with combined monthly payments of $149,602 plus interest, due dates ranging from February 27, 2007 to January 10, 2012, collateralized by equipment	6,465,766	1,393,861

Notes payable, non-interest bearing, with combined monthly payments of $6,200, due dates ranging from August 15, 2008 to September 15, 2008 (Less unamortized discount of $7,581 - effective rate of 6.00%), collateralized by vehicles	125,187	228,341

Notes payable, interest rates ranging from 6.9% to 7.79% with combined monthly payments of $45,141, due September 1, 2007, collateralized by the Company’s general liability insurance policy	350,806	230,158

Note payable, 8.18% interest rate with 44 monthly payments of $7,353 and 1 payment of $111,853 due November 14, 2009, collateralized by equipment	310,644	—

Notes payable, interest rates of 3.848% with interest only monthly payments until April 1, 2006 then combined monthly payments of $4,780 due December 1, 2009, collateralized by equipment	158,004	—

	18,732,010	14,941,936
Less: current portion	(4,837,628)	(3,518,892)

	$13,894,382	$11,423,044

          Following are maturities of long-term debt as of December 31, 2006 for each of the following years:

2007	$4,837,628
2008	3,938,168
2009	4,856,601
2010	2,553,969
2011	1,262,802
Subsequent to 2011	1,282,842

$18,732,010

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Lines of Credit:
          As of December 31, 2006, the Company had a $3,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of December 31, 2006 was 9.0%. The balance outstanding on the line of credit as of December 31, 2006 was $250,000. The line of credit agreement allows for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and MVCI are also required to maintain a minimum cash flow to current portion of long-term debt. As of December 31, 2006, the Company and MVCI were in compliance with these covenants.
          As of December 31, 2006, RMI had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of December 31, 2006 was 8.5%. The balance outstanding on the line of credit as of December 31, 2006 was $650,180. The line of credit agreement allows for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and RMI are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of December 31, 2006, the Company and RMI were compliant with the covenants.
          As of December 31, 2006, the Company had a line of credit in the amount of $2,023,102, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of December 31, 2006 was 9.0%. The balance outstanding on the line of credit as of December 31, 2006 was $990,669. The line of credit agreement allows for interest only payments until December 31, 2007. Then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2010 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and MVCI are also required to maintain a minimum cash flow to current portion of long-term debt. As of December 31, 2006, the Company and MVCI were in compliance with these covenants.
          In addition to the lines of credit agreements mentioned above, the Company and RMI have each established capital expenditure commitments in the amounts of $5,000,000 and $10,000,000, respectively. The purposes of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of December 31, 2006, the Company and RMI had approximately $2,650,000 and $4,750,000, respectively, available to draw against under such commitments.
12. Related Party Transactions:
     Revenue and Accounts Receivable:
          During the year ended December 31, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to LAM’s majority owner. During the years ended December 31, 2005 and 2004 the Company provided construction materials to LAM in the amounts of $152,630 and $18,346, respectively. Included in accounts receivable at December 31, 2005 was $15,146 that was due from the related party.
     Professional Services:
          During the years ended December 31, 2006, 2005 and 2004, a related party rendered professional services to the Company in the amounts of $0, $164,202 and $0, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company incurred director fees of $91,000, $110,500 and $40,000, respectively in aggregate to outside members of the board of directors. At December 31, 2006 and 2005, $91,000 and $124,625 were due to related parties which included amounts due to outside directors.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Related Party Transactions (Continued):
     Subcontractor/Supplier:
          LAM provided materials, services and equipment used in the Company’s construction service business during the years ended December 31, 2005 and 2004 in the amounts of $7,740 and $44,593, respectively. At December 31, 2005 there were no liabilities due to related parties from subcontracts and supplies.
13. Income Taxes:
          The provisions for income tax expense from operations consist of the following:

	For the Years Ended December 31,
	2006	2005	2004
Current	$(3,167,174)	$(372,102)	$(5,919)

Deferred	3,389	(2,198,853)	(310,885)

	$(3,163,785)	$(2,570,955)	$(316,804)

          The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2006	2005
Deferred tax asset:
Nonqualified stock-based compensation	$25,991	$—
Allowance for bad debt and other	462,216	417,186
Inventory allowance	72,000	87,938
NOL carryforward	992	255,600

	561,199	760,724

Deferred tax liability:
Depreciation	(2,974,857)	(3,177,771)

Net deferred tax liability	$(2,413,658)	$(2,417,047)

          For the years ended December 31, 2006, 2005 and 2004, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the Years Ended December 31,
	2006	2005	2004
Statutory rate of 34% applied to income before income taxes	$3,024,000	$2,401,000	$303,000
State taxes, net of federal benefit	202,000	140,000	18,000

Increase (decrease) in income taxes resulting from:
Non-Deductible items	40,000	30,000	22,000
Domestic production activities deduction	(102,000)	—	—
Change in combined tax rate	—	—	(27,000)

	$3,164,000	$2,571,000	$316,000

          In 2006 the Company received $599,827 and $81,960 in tax benefits due to the realization of past net operating loss carryforward amounts and alternative minimum tax carryforward amounts, respectively. At December 31, 2006 the Company has $2,754 in Federal net operating loss carryforward amounts which expire in 2021.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Commitments and Contingencies:
     The Company purchased a building and moved its main office in Phoenix, Arizona in December 2006. The Company leases additional office space, batch plants, equipment, mixer trucks and property under leases and raw material purchase obligations expiring in various years through 2016. Rents and purchase obligations under the aforementioned operating leases and purchase agreements were $6,126,141, $6,951,970 and $8,578,975 for the years ended December 31, 2006, 2005 and 2004, respectively.
     Minimum future rental payments under non-cancelable operating leases as of December 31, 2006 for each of the following years and in aggregate are:

For the Years Ending December 31,	Amount

2007	$3,469,929
2008	2,895,395
2009	2,250,898
2010	1,384,570
2011	603,027

$10,603,819

          Minimum future purchase agreements under non-cancelable purchase agreements as of December 31, 2006 for each of the following years and in aggregate are:

For the Years Ending December 31,	Amount

2007	$3,720,444
2008	3,630,444
2009	3,549,644
2010	2,802,935
2011	2,385,000
Subsequent to 2011	11,491,250

$27,579,717

          The Company has entered into employment contracts with its executive officers and key employees that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. RMI has entered into employment contracts with two of its executive officers that provide for an annual salary, issuance of RMI’s common stock and various other benefits and incentives. As of December 31, 2006, the total commitments, excluding benefits and incentives, for each of the following years and in aggregate are:

For the Years Ending December 31,	Amount

2007	$1,347,000
2008	966,333
2009	441,667

$2,755,000

          The Company is the lessee of vehicles and equipment under capital leases expiring in various years through 2008. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over the lesser of the expected useful life or the lease term. Depreciation on the assets under capital leases charged to expense in 2006, 2005 and 2004 was $353,768, $347,729 and $231,808, respectively. At December 31, 2006 and 2005, property and equipment included $892,302 and $1,222,413, net of accumulated depreciation, of vehicles and equipment under capital leases.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Commitments and Contingencies (Continued):
          Minimum future lease payments under capital leases as of December 31, 2006 for each of the following years and in aggregate are:

For the Years Ending December 31,	Amount

2007	$366,005
2008	105,947

Total minimum payments	471,952
Less: amount representing interest	(36,954)

Present value of net minimum lease payment	434,998
Less: current portion	(332,898)

$102,100

          Interest rates on capitalized leases vary from 5.07% to 6.75% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10.0 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2006.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.
15. Minority Interest in Consolidated Subsidiary:
          On August 24, 2005, the Company’s construction materials subsidiary, Ready Mix, Inc. (“RMI”) began trading on the American Stock Exchange under the trading symbol “RMX.” The initial public offering of 1,782,500 shares, including the exercise of the over-allotment option, was sold for $11.00 per share. The Company retains ownership of 2,025,000 shares, representing approximately 53% of the total outstanding shares of RMI. Proceeds from the initial public offering were used by RMI for the purchase of plant and equipment, repayment of debt to the Company and working capital.
          Net proceeds realized through the offering and approximately 47% of RMI’s net income from the date of the offering through December 31, 2006 and 2005 are reported on the December 31, 2006 and 2005 balance sheets under the caption “Minority Interest in Consolidated Subsidiary.” Also, the portion of net income referenced above is reported on the related statements of operations for the years ended December 31, 2006 and 2005 under the caption “Minority Interest in Consolidated Subsidiary.”

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Stockholders’ Equity:
     Preferred Stock:
          The Company has authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.
     Common Stock:
          On October 23, 2006, the Company issued an additional 817,120 shares of common stock in a private placement offering. The shares were issued with 81,712 warrants exercisable six months and a day from October 23, 2006, the closing of the offering, at an exercise price of $12.60 per warrant. The Company issued the shares at $9.00 per share which resulted in proceeds received approximately in the amount of $6.6 million, which is net of offering costs of $.8 million. The proceeds were used as working capital in order to secure additional bonding capacity. In connection with this offering, the Company entered into a registration rights agreement with all of the investors who purchased shares. The registration was declared effective by the SEC on November 17, 2006.
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
     The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The trial date has been postponed, and no date has been scheduled as of the date of this report.

(2)	Clark County Public Works, Clark County, Nevada – A final ruling on November 1, 2004, by the three-member arbitration panel awarded the Company approximately $5,540,000, of which $2,100,000 was due to MVCI and the balance of $3,440,000 was due a subcontractor. The award included prejudgment interest and post-judgment interest, which continued to accrue at approximately $900 per day. The approximate total value of the claims ruled on above was $6,833,197, of which $2,211,947 was on behalf of MVCI and the balance of $4,621,250 was on behalf of a subcontractor. MVCI has not recognized any additional claim receivable related to this ruling since Clark County Public Works filed, on January 28, 2005 with the District Court, a Notice of and Motion to Vacate Arbitration Award. The County’s motion was heard on May 9, 2005 and was denied by the District Court, but was appealed to the Nevada Supreme Court. In 2004, the three-member arbitration panel made a partial ruling rejecting a significant portion of the original claim that was primarily asserted by another subcontractor on the project, which we refer to as the Shoring Entitlement claim. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005, MVCI filed an appeal to the Nevada Supreme Court. The primary issues related to the claim filed against Clark County Public Works were

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Litigation and Claim Matters (Continued):
changed conditions, constructive changes, contract modifications and associated delay costs. A date has not yet been established for the Nevada Supreme Court to hear the appeals. On June 19, 2006, MVCI settled its $6,833,197 claim with Clark County for $5,110,000, of which $2,095,000 was placed in escrow pursuant to a binding arbitration agreement between MVCI and its subcontractor, Innovative Construction Systems, Inc. (“ICS”). MVCI then settled the pending claims with ICS during its preparation for the arbitration hearing. Both parties agreed to withdraw their respective actions with prejudice, which resulted in the release of $2.1 million from escrow to MVCI.

(3)	Federal Highway Administration – The approximate total value of claims on this project is $7.1 million, of which $6.8 million is on behalf of MVCI and the balance of $0.3 million is on behalf of a subcontractor. The primary issues are unforeseen conditions, changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. On September 18, 2006 MVCI submitted a formal claim with the Federal Highway Administration. MVCI was informed on December 1, 2006 that a formal decision would not be provided until at least June 2007.
          The combined total of all outstanding claims as of December 31, 2006 is $19,084,311. MVCI’s portion of the total claims is $15,088,871 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,995,440. Total claim amounts reported by MVCI are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $2,463,880 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
          MVCI has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable final outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on MVCI’s behalf.
          Although MVCI believes that the claims receivable amount represents a reasonably conservative posture, any claims proceeds ultimately paid to MVCI less than the aggregate amount recorded on the balance sheet of $2,463,880, will decrease earnings. Conversely, a payment for those same items in excess of $2,463,880 will result in increased income.
          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763. The degree to which MVCI is successful in prosecuting its claims may also impact the amount of retention paid by the owner. MVCI believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.
Lawsuits Filed Against Meadow Valley Contractors, Inc.
(1)	Innovative Construction Systems, Inc. (“ICS”), District Court, Clark County, NV – ICS was a subcontractor to MVCI on several projects. ICS failed to make payments of payroll, pension fund contributions and other taxes for which the Internal Revenue Service garnished any future payments due ICS on MVCI’s projects. As a result, ICS failed to supply labor to perform its work and defaulted on its subcontracts. MVCI terminated the ICS subcontracts and performed the work with its own personnel. ICS alleged the subcontracts were wrongfully terminated and asserted numerous claims for damages. ICS total claims against MVCI were approximately $15,000,000. MVCI defended itself against the claims and filed counter-claims for approximately $3,200,000 seeking to recover the damages ICS caused MVCI through its failure to perform and satisfy its financial obligations. As such, no liability was recorded in the accompanying financial statements for any potential loss arising from the claim. In September 2003, a binding arbitration agreement was entered into between ICS and MVCI to stay all actions until the Clark County, Nevada Shoring Entitlement claim, as mentioned above, concluded, a decision rendered, payment received from the County, and the funds escrowed. As a result of the Clark County arbitration panel’s decision referenced above, MVCI requested binding

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Litigation and Claim Matters (Continued):
arbitration concerning all remaining matters between MVCI and ICS. MVCI settled all matters with ICS during its preparation for the arbitration hearing. Both parties agreed to withdraw their respective actions with prejudice, which resulted in the release of $2.1 million from escrow to MVCI. MVCI’s remaining obligation to ICS is to continue its appeal to the Nevada Supreme Court of the Shoring Entitlement claim and to cooperate with ICS in passing through one of their remaining claims if they decide to pursue their rights to do so.

(2)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on one of the two contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leased the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract, resulted in the termination of its contract with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the one contract for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the one contract. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for the cause of its bankruptcy and sought damages in an undetermined amount. On February 10, 2003, J&D and MVCI entered into a settlement agreement for mutual consideration whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(3)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(4)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The Complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint. MVCI denies responsibility for the accident and is vigorously defending the action. MVCI is unable to ascertain if any loss is probable or even estimatable and accordingly, has not accrued a liability related to this complaint as of December 31, 2006.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the years ended December 31, 2006, 2005 and 2004, the Company financed the purchase of property and equipment in the amounts of $6,409,452, $3,793,429 and $8,689,666, respectively. During the year ended December 31, 2005, the Company refinanced a note payable in the amount of $3,205,303.
          During the years ended December 31, 2006, 2005 and 2004, the Company financed the purchase of various insurance policies in the amounts of $477,747, $416,017 and $382,789, respectively.
          During the year ended December 31, 2006 and 2005, the Company realized income tax benefits of $144,879 and $884,083, respectively, as a result of disqualifying dispositions of incentive stock options, which is included in income taxes payable and additional paid-in capital.
          During the year ended December 31, 2006, the Company sold its minority interest in LAM to its majority owner. The Company sold its interest in LAM for $793,540, which includes an initial payment of $100,000 and quarterly payments to be paid over six years. The balance of this note receivable at December 31, 2006 was $641,859.
19. Significant Customers:
          For the years ended December 31, 2006, 2005 and 2004, the Company recognized a significant portion of its revenue from the following Customers (shown as an approximate percentage of total revenue):

	For the Years Ended December 31,
	2006	2005	2004
A	20.9%	21.0%	24.1%
B	5.1%	11.6%	6.8%
     At December 31, 2006 and 2005, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

	For the Years Ended December 31,
	2006	2005
A	$1,874,446	$2,042,861
B	2,153,500	745,756
20. Employee Benefit Plan:
          The Company maintains a 401(k) profit sharing plan allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors, and are subject to certain limitations. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $580,268, $437,363 and $330,545 to the Plan.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21. Earnings per Share:
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

	For the Years Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding	4,328,160	3,783,089	3,601,250
Dilutive effect of:
Stock options	292,964	368,007	179,347

Weighted average common shares outstanding assuming dilution	4,621,124	4,151,096	3,780,597

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. The Company had anti-dilutive common stock equivalents as of December 31, 2006 and 2004, as described below.
          The Company’s diluted net income per common share for the year ended December 31, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 434,542 shares at a range of $1.46 to $10.11. The weighted average number of warrants to purchase 81,712 shares at $12.60 per share were outstanding at December 31, 2006, but were not included in the computation of diluted net income per common shares because the warrants’ exercise price was greater than the average market price of the common share.
          The Company’s diluted net income per common share for the year ended December 31, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 494,857 shares at a range of $1.46 to $9.38.
          The Company’s diluted net income per common share for the year ended December 31, 2004 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 588,300 shares at a range of $1.46 to $3.875. The weighted average number of options to purchase 453,525 shares at a range of $4.00 to $6.25 per share were outstanding during 2004, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.
22. Backlog:
          The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $89,500,000 at December 31, 2006, compared to approximately $68,400,000 at December 31, 2005. At December 31, 2006, the entire Company’s backlog of work of $89,500,000 (unaudited) is scheduled for completion during 2007.
23. Subsequent Events:
          In January 2007, the Company financed the purchase of a vehicle in the amount of $33,680. The note payable obligation has an interest rate of 9.5%, a monthly payment of $710 and is due February 2012.
          In February 2007, the Company financed the purchase of a vehicle in the amount of $29,345, net of unamortized interest expense of $5,936. The note payable obligation has a stated interest rate of 0%, however the Company discounted the note payable with an imputed interest rate of 7.5%. Monthly payments are $588 and the note payable is due February 2012.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. Subsequent Events (Continued):
          In January and February 2007, the Company was awarded approximately $7.2 million in new contracts.
          In February 2007, the Board of Directors of the Company entered into a Rights Agreement with its transfer agent, Corporate Stock Transfer, Inc., a Colorado corporation. The agreement provides for a dividend distribution of one right for each outstanding share of common stock of the Company. Each right entitles the holder to purchase one unit, which consists of one one-thousandths of a share of Series A Participating Preferred Stock, $0.001 par value per share, at a purchase price of $50.00 per unit following the distribution date until a person becomes an acquiring person. The distribution date occurs upon the earlier of (1) ten business days following the first public announcement or the date on which the Company has actual notice that an acquiring person has become such, or (2) ten business days following the commencement of or announcement of an intention to make a tender or exchange offer, which upon consummation of which would result in an acquiring person become such. In the event that a person becomes an acquiring person, each holder of a right will no longer have the right to purchase units of preferred stock, but instead will thereafter have the right to receive, upon the exercise of the right, shares of common stock having a current market price equal to two times the exercise price of $50.00 per unit.
24. Other Informative Disclosures:
          The construction services segment of the Company generates revenue by providing construction services, usually under terms of a contract with an owner or a subcontract with another contractor. The construction services segment operates in Nevada, Arizona and southern Utah markets.
          The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, NV and Phoenix, AZ markets. Prospective customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. Construction materials sales first began from a single location in March 1997 and, by the end of 2006, expanded to three locations in the Las Vegas, NV vicinity, one location in the Moapa, NV vicinity and three locations in the Phoenix, AZ vicinity.
          The construction materials testing segment of the Company generates revenue by providing materials testing to all segments of the construction industry, which can be under terms of a contract or as time and materials billable work with an owner or a subcontract with another contractor. The construction materials testing segment operates in the Las Vegas, Nevada regional market.
          The following is a summary of certain financial information of the Company’s three main areas of operations for 2006, 2005 and 2004:

	Construction	Construction	Construction
	Services	Materials	Materials Testing
For the twelve months ended December 31, 2006
Gross revenue	$112,948,370	$83,588,803	$546,548
Intercompany revenue	(1,012,085)	(436,865)	(112,820)
Cost of revenue	102,878,625	74,382,436	512,572
Interest income	615,365	394,779	—
Interest expense	(175,657)	(163,229)	—
Depreciation and amortization	2,438,374	3,439,208	7,899
Income (loss) before taxes	3,863,765	5,211,606	(182,216)
Income tax benefit (expense)	(1,357,211)	(1,872,331)	65,757
Net income (loss)*	2,506,554	1,775,827	(116,459)
Total assets	54,463,850	47,022,753	619,052

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
24. Other Informative Disclosures (Continued):

	Construction	Construction	Construction
	Services	Materials	Materials Testing
For the twelve months ended December 31, 2005
Gross revenue	$116,822,072	$67,734,424	$—
Intercompany revenue	—	(683,633)	—
Cost of revenue	108,706,174	60,662,743	—
Interest income	466,901	173,574	—
Interest expense	(212,546)	(227,341)	—
Intercompany interest income (expense)	77,561	(77,561)	—
Depreciation and amortization	2,088,144	2,410,900	—
Income before taxes	3,142,565	3,920,632	—
Income tax expense	(1,135,913)	(1,435,042)	—
Net income *	2,006,652	2,197,067	—
Total assets	47,109,736	39,906,794	—

For the twelve months ended December 31, 2004
Gross revenue	$108,175,663	$59,135,658	$—
Intercompany revenue	(6,742)	(472,915)	—
Cost of revenue	107,834,595	52,508,936	—
Interest income	170,409	28,637	—
Interest expense	(209,615)	(251,796)	—
Intercompany interest income (expense)	113,182	(113,182)	—
Depreciation and amortization	1,586,633	1,615,050	—
Income (loss) before taxes	(2,921,056)	3,811,499	—
Income tax benefit (expense)	1,054,728	(1,371,532)	—
Net income (loss)	(1,866,328)	2,439,967	—
Total assets	42,915,047	22,413,785	—

*	Net income for the construction materials segment includes the minority interest deduction of $1,563,449 and $288,523 for the years ended December 31, 2006 and 2005, respectively. In addition, in 2005 net income has been re-allocated for comparative purposes.
          There are no differences in accounting principles between the operations. All centrally incurred costs are allocated to the construction services operation. Beginning in 2005, an administrative services fee has been allocated to the materials segment in the amount of $22,000 per month. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.
25. Quarterly Financial Data, Unaudited:

	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$45,749,668	$48,316,869	$51,704,022	$49,751,392
Gross profit	4,747,913	4,766,927	4,043,279	5,751,969
Income from operations	1,988,971	2,053,758	1,692,828	2,412,712
Net income	863,958	873,727	885,266	1,542,971
Basic net income per common share	0.21	0.21	0.21	0.32
Diluted net income per common share	0.19	0.19	0.20	0.31
Basic weighted average common shares outstanding	4,154,444	4,161,732	4,165,760	4,830,704
Diluted weighted average common shares outstanding	4,476,559	4,481,183	4,470,241	5,056,513

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
25. Quarterly Financial Data, Unaudited (Continued):

	March 31,	June 30,	September 30,	December 31,
2005
Revenue	$39,926,013	$53,443,002	$47,083,476	$43,420,372
Gross profit	1,946,110	3,638,552	4,543,061	5,059,856
Income from operations	290,496	1,482,142	2,726,120	2,022,248
Net income	252,495	997,684	1,639,409	1,314,131
Basic net income per common share	0.07	0.27	0.43	0.32
Diluted net income per common share	0.06	0.25	0.39	0.30
Basic weighted average common shares outstanding	3,604,555	3,653,501	3,808,809	4,065,489
Diluted weighted average common shares outstanding	3,960,138	4,040,282	4,198,742	4,405,220

2004
Revenue	$39,168,733	$43,708,119	$42,103,802	$41,851,010
Gross profit	2,463,975	1,602,522	936,807	1,964,486
Income (loss) from operations	791,456	182,985	(657,160)	140,670
Net income (loss)	436,663	38,437	(427,085)	525,624
Basic net income (loss) per common share	0.12	0.01	(0.12)	0.15
Diluted net income (loss) per common share	0.12	0.01	(0.12)	0.14
Basic weighted average common shares outstanding	3,601,250	3,601,250	3,601,250	3,601,250
Diluted weighted average common shares outstanding	3,754,754	3,742,934	3,601,250	3,887,900

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.
Item 11. Executive Compensation
          The information required by Item 11 relating to our directors is incorporated herein by reference to the information contained under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information contained under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by Item 12 is incorporated herein by reference to the information contained under the headings “Election of Directors,” “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
          The information required by Item 13 is incorporated herein by reference to the information contained under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services
          The information required by Item 14 is incorporated herein by reference to the information contained under the heading “Disclosure of Audit and Non-Audit Fees” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements
See Item 8 of Part II hereof.
          (2) Financial Statement Schedules
See Schedule below and Item 8 of Part II hereof.
          Schedule of Valuation and Qualifying Accounts:
In Thousands

	Balance at	Charged to		Balance at
	Beginning	Expense		Ending
Description	of Year	Account	Deductions	of Year
Year ended December 31, 2004
Allowance for doubtful accounts	$710	$278	$(380)	$608
Allowance for potentially obsolete or slow moving inventory	$1,186	$—	$(899)	$287

Year ended December 31, 2005
Allowance for doubtful accounts	$608	$(207)	$(75)	$326
Allowance for potentially obsolete or slow moving inventory	$287	$—	$(43)	$244

Year ended December 31, 2006
Allowance for doubtful accounts	$326	$126	$(57)	$395
Allowance for potentially obsolete or slow moving inventory	$244	$(44)	$—	$200
          (3) Exhibits

Exhibit
No.	Title

3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)

3.02	Bylaws of the Registrant (1)

3.03	Bylaws of the Registrant Effective October 20, 1995 (1)

3.04	Bylaws of the Registrant Effective April 28, 1997 (20)

3.05	Bylaws of the Registrant Effective September 13, 2004 (15)

Exhibit
No.	Title

3.06	Bylaws of the Registrant Effective February 5, 2007 (16)

3.07	Certificate of Designation of Series a Participating Preferred Stock Effective February 13, 2007 (17)

4.1	Shareholder Rights Plan Effective February 13, 2007 (18)

10.1	Form of Indemnification Agreement with entered into by the Registrant with its Directors and executive officers (2)

10.2	Employment Agreement with Bradley E. Larson *

10.3	Employment Agreement with Kenneth D. Nelson *

10.4	Employment Agreement with Alan A. Terril *

10.5	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (7)

10.6	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (7)

10.7	Office Lease Agreement (20)

10.8	Amendment to Office Lease Agreement of the Registrant (9)

10.9	Amendment to Office Lease Agreement of the Registrant (9)

10.10	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (3)

10.11	Settlement Agreement and Release between the Registrant and New Mexico Department of Transportation (11)

10.12	Promissory Note with Nevada State Bank (12)

10.13	Promissory Note with Nevada State Bank (12)

10.14	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.15	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.16	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.17	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.18	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.19	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.20	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (12)

10.21	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.22	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)

10.23	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)

10.24	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (20)

10.25	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (20)

10.26	Renewal and Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)

10.27	Renewal and Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)

Exhibit
No.	Title

10.28	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.29	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.30	Line of Credit Agreement with GMAC Financial Services (10)

10.31	Line of Credit Agreement with Ford Motor Credit Company (10)

10.32	Commitment letter from DaimlerChrysler Services (14)

10.33	Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (14)

10.34	Employment Agreement with David D. Doty (19)

10.35	Office Lease Agreement *

10.36	Amendment to Office Lease Agreement of the Registrant *

14.1	Code of Ethics for Senior Management (11)

21	Subsidiaries of the Registrant (1)

23	Consent of Independent Auditors *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995

(2)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated March 9, 2007

(3)	Incorporated by reference to the Company’s June 30, 2002 Form 10-Q

(4)	Incorporated by reference to the Company’s September 30, 2002 Form 10-Q

(5)	Incorporated by reference to the Company’s December 31, 2002 Annual Report on Form 10-K

(6)	Incorporated by reference to the Company’s December 31, 1998 Annual Report on Form 10-K

(7)	Incorporated by reference to the Company’s December 31, 2000 Annual Report on Form 10-K

(8)	Incorporated by reference to the Company’s September 30, 2001 Form 10-Q

(9)	Incorporated by reference to the Company’s June 30, 2003 Form 10-Q

(10)	Incorporated by reference to the Company’s September 30, 2003 Form 10-Q

(11)	Incorporated by reference to the Company’s December 31, 2003 Annual Report on Form 10-K

(12)	Incorporated by reference to the Company’s June 30, 2004 Form 10-Q

(13)	Incorporated by reference to the Company’s March 31, 2003 Form 10-Q

(14)	Incorporated by reference to the Company’s March 31, 2004 Form 10-Q

(15)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated September 13, 2004

(16)	Previously filed as Exhibit 3.2 to the Company’s Form 8-K Current Report dated February 9, 2007

(17)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K Current Report dated February 14, 2007

(18)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated February 14, 2007

(19)	Previously filed without exhibit to the Company’s Form 8-K Current Report dated November 7, 2006

(20)	Incorporated by reference to the Company’s December 31, 2001 Annual Report on Form 10-K

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION

/s/ Bradley E. Larson Bradley E. Larson
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2007
POWER OF ATTORNEY
          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRADLEY E. LARSON and DAVID D. DOTY, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson Bradley E. Larson	/s/ Don A. Patterson Don A. Patterson
Director, President and Chief Executive Officer	Director
Date: March 30, 2007	Date: March 30, 2007

/s/ Kenneth D. Nelson Kenneth D. Nelson	/s/ Charles E. Cowan Charles E. Cowan
Director, Chief Administrative Officer and	Director
Vice President	Date: March 30, 2007
Date: March 30, 2007

/s/ Charles R. Norton Charles R. Norton	/s/ David D. Doty David D. Doty
Director	Chief Financial Officer, Treasurer, Secretary and
Date: March 30, 2007	Principal Financial and Accounting Officer
Date: March 30, 2007