Form 10-K/A
period 2006-12-31
MEADOW VALLEY CORP
filed 2007-04-27
CIK 934749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
On March 15, 2007, there were 5,125,760 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 3006 to include Items 10, 11, 12, 13 and 14 under Part III of this document, which Items were previously incorporated herein by reference to our definitive proxy statement for our 2007 Annual Meeting of Shareholders. Historically, we have completed, filed and mailed our definitive proxy statements within 120 days of our year end of December 31 to meet the requirement to be incorporated by reference in our Annual Report on Form 10-K. This year we will be completing, filing and mailing our definitive proxy statements after April 30, 2007, which is after 120 days of our year end and therefore are amending this Form 10-K as required by the rules and regulations of the Securities and Exchange Commission.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information concerning the directors and executive officers of the Company who serve until our 2007 Annual Meeting of Shareholders is set forth below:
     Charles E. Cowan, age 60, has been a director of the Company since November 1995. Since 1993, he has been President of Charles Cowan & Associates, Ltd. and has an extensive background in government and heavy construction industry consulting. From 1991 to 1993, he held CEO positions in Arizona’s Department of Transportation and Department of Economic Security. He graduated with a Bachelor of Economics Degree from St. Martin’s College in Olympia, Washington, and a Master’s Degree in Public Administration from the University of Missouri at Kansas City, Missouri.
     Charles R. Norton, age 65, has been a director of the Company since March 1999. Since 1963, Mr. Norton has been involved in the highway construction industry as a construction foreman, subcontractor, general manager and vice president. He graduated with a Bachelor of Science degree from Brigham Young University in 1968. From 1968 to 1972, he was General Manager of Quaker Empire Construction in Wilkes-Barre, Pennsylvania. From 1972 to 1992, Mr. Norton was Sales Manager, General Manager and Vice President of Syro Steel Company, headquartered in Girard, Ohio. Since 1992, Mr. Norton has been Vice President of Trinity Industries, which purchased Syro in 1972.
     Don A. Patterson, age 53, has been a director of the Company since November 2005. He began his career in public accounting, working for eight years at Arthur Andersen where he developed an extensive background in accounting for the construction and construction material industry. He left to become the managing partner of Mansperger, Patterson & McMullin CPA’s where he worked for 19 years, continuing to provide accounting service and consultation to clients in both the construction materials and contracting industries. During that period he founded Legacy Window Coverings, LLC, an importing and distribution business where he currently serves as CEO. He has devoted his full time attention to Legacy’s operations since 2004. Mr. Patterson graduated with a degree in accounting from Arizona State University in 1978 and received his Certified Public Accountant’s certificate in 1983.
     Bradley E. Larson, age 52, has been a director of the Company since 1994 and was appointed President in July 1995 and Chief Executive Officer in November 1995. Mr. Larson was employed by Tanner Companies, a contracting and material company located in Phoenix, Arizona, from 1976 until December 1994. He was Division President of the Western Arizona region for Tanner from 1984 to 1988, Vice President of Operations from 1988 to 1989 and President of Tanner’s Construction Division from 1989 until he joined the Company in December 1994. Mr. Larson earned a BSE degree in Industrial Engineering from Arizona State University in 1979. He has been active in several construction industry associations and is past Chairman and Director of The Arizona Rock Products Association and past Director of the Arizona Heavy Highway Chapter of the Associated General Contractors.
     Kenneth D. Nelson, age 49, has been a director of the Company since 1993 and has been involved in the financial reporting and operations management areas of the construction industry since 1982. He joined the Company in April 1989, became Vice President of Finance in February 1992 and Vice President and Chief Administrative Officer in April 1996. From August 1986 until April 1989, he was operations manager for Builders

Unlimited, a construction firm based in Phoenix, Arizona. Mr. Nelson earned a Bachelors of Science Degree in Business Administration from Arizona State University in 1984.
     Alan A. Terril, age 66, joined the Company in May 1992, became its Vice President — Nevada Operations in October 1993 and its Chief Operating Officer in March 2001. From February 1979 until April 1992, he was general superintendent, responsible for on site construction management, for Ron Lewis Construction Company, a heavy construction firm.
     David D. Doty, age 42, joined the Company in August 2005 and was named Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer in April 2006. He received his Bachelor of Science degree with a major in Accounting from the California State Polytechnic University, Pomona in 1992. He received his Certified Public Accountant’s certificate from the State of California in 2003. From 1991 to 1994, he was a supervisor at Brabo, Carlsen & Cahill, CPA’s in Palm Springs California. From 1994 to 2000, he was Vice President of Operations and Controller for a hospitality and tourism firm in Rancho Mirage California and from 2000 to 2005 he was first Corporate Controller and then Vice President of Administration, Treasurer and Chief Financial Officer of Star Markets, Ltd. in Honolulu, Hawaii.
CORPORATE GOVERNANCE
Director Independence
     We are authorized by our Bylaws to maintain a Board of Directors comprised of a minimum of three directors and no more than nine directors. Our Board currently consists of five directors, three of whom, Messrs. Norton, Patterson and Cowan, are independent as defined under rules promulgated by the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market. In accordance with the independence standards of the Nasdaq Stock Market, a director must be determined to have no personal, professional, familial or other relationship with our company other than as a director. Our directors are elected for three year terms, or until an earlier resignation, death or removal. There are no family relationships among any of our directors or officers.
Board of Directors and Board Committees
     The Board of Directors held four regularly scheduled meetings during the last full fiscal year and three special meetings. No director attended less than 75% of the aggregate of such meetings and meetings held by committees of the Board on which he served. We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of shareholders, but strongly encourage directors to attend. All members of our Board of Directors attended the 2006 Annual Meeting of Shareholders.
     The standing committees of the Board are as follows: Audit, Nominating and Governance, and Compensation Committee. The Board has adopted a charter for its Audit Committee and its Nominating and Governance Committee, which are available on our website at www.meadowvalley.com by following the link “Investor Information.” The Compensation Committee is not operating under a written charter. Shareholders may also receive a free copy of the committee charters by sending a written request to 4602 E. Thomas Road, Phoenix, Arizona 85018, Attention: Secretary, or calling (602) 437-5400.
     Members of the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee are footnoted below.

Name	Positions and Offices with the Company
Charles E. Cowan (1) (2) (3)	Director
Charles R. Norton (1) (2) (3)	Director
Don A. Patterson (1) (2) (3)	Director
Bradley E. Larson	President, Chief Executive Officer and Director
Kenneth D. Nelson	Vice President, Chief Administrative Officer and Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Governance Committee

The Audit Committee
     Our Audit Committee consists of Messrs. Patterson, Cowan and Norton. Mr. Patterson is our Audit Committee Chairman and has been determined by the Board to be a financial expert as defined by the Securities and Exchange Commission. In the opinion of the Board and as “independent” is defined under current standards of the Nasdaq Capital Market, these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as a member of this committee. The Audit Committee reviews in detail and recommends approval by the Board of our annual and quarterly financial statements, recommends approval of the remuneration of our auditors to the Board, reviews the scope of the audit procedures and the final audit report prepared by our auditors and reviews our overall accounting practices, procedures and internal controls with our auditors.
The Nominating and Governance Committee
     The Nominating and Governance Committee is currently comprised of Messrs. Cowan, Norton and Patterson, our independent directors. Mr. Cowan is our Nominating and Governance Committee Chairman. The committee met four times during fiscal 2006. The purpose of the Nominating and Governance Committee is as follows:
•	identify, consider and nominate candidates for membership on the Board, including any nominees properly received by the Secretary of the Corporation from any shareholder;

•	develop, recommend and evaluate corporate governance guidelines and a code of business conduct and ethics applicable to the Company;

•	make recommendations regarding the structure and composition of the Board and Board committees; and

•	advise the Board on corporate governance matters.
     All members of our Nominating and Governance Committee are “independent,” as defined under applicable law and the listing standards for companies traded on the Nasdaq Capital Market. Nominations of candidates for election as Directors may be made by the Board of Directors upon recommendation by the Nominating and Governance Committee, or by shareholders. Shareholders may nominate candidates for election as directors if they follow the procedures and conform to the deadlines specified in our By-laws. For more information, see the disclosure in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Shareholder Proposals for the 2008 Annual Meeting of Shareholders,” which will be filed with the SEC and mailed to our shareholders on approximately May 9, 2007.
     In evaluating the suitability of potential nominees for membership on the Board, the Nominating and Governance Committee will consider the Board’s current composition, including expertise, diversity, and balance of inside, outside and independent directors, and consider the general qualifications of the potential nominees, such as:
•	Unquestionable integrity and honesty;

•	The ability to exercise sound, mature and independent business judgment in the best interests of the shareholders as a whole;

•	Recognized leadership in business or professional activity;

•	A background and experience that will complement the talents of the other Board members;

•	Willingness and capability to take the time to actively participate in Board and Committee meetings and related activities;

•	Ability to work professionally and effectively with other Board members and the Company’s management;

•	An age to enable the Director to remain on the Board long enough to make an effective contribution; and

•	Lack of realistic possibilities of conflict of interest or legal prohibition.

     The Committee will also see that all necessary and appropriate inquiries are made into the backgrounds of such candidates. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Governance Committee may also consider such other factors as it may deem to be in the best interests of the Company and its shareholders.
The Compensation Committee on Executive Compensation
     Our Compensation Committee consists of Messrs. Patterson, Cowan and Norton. Mr. Norton is our Compensation Committee Chairman. The purpose of the Compensation Committee is to determine the compensation to be paid to the Company’s executive officers, and to approve any incentive compensation plans. The Compensation Committee will recommend approval to the Board of the compensation of our executive officers, the annual compensation budget for all other employees, bonuses, grants of stock options and any changes to our benefit plans. The committee met four times during fiscal 2006.
Shareholder Communications with Directors
     Shareholders may communicate with any and all members of the Company’s Board of Directors by transmitting correspondence by mail or facsimile addressed to one or more directors by name or, for a communication to the entire board, to the President at the following address and fax number: Meadow Valley Corporation, 4602 E. Thomas Road, Phoenix, Arizona 85018; main, (602) 437-5400; facsimile, (602) 437-1681.
     Communications from our shareholders to one or more directors will be collected and organized by our Corporate Secretary under procedures adopted by our independent directors. The Corporate Secretary will forward all communications to the President or to the identified director(s) as soon as practicable, although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently. If multiple communications are received on a similar topic, the Corporate Secretary may, in his direction, forward only representative correspondence.
     The President will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a committee, the Chairman of the Board or the chairman of that committee, as the case may be, will determine whether a response to the communication is warranted. If a response to the communication is warranted, the content and method of the response may be coordinated with our counsel.
Other Corporate Governance Policies
     We have adopted a Code of Ethics that applies to all of our directors and senior management. Amendments to and waivers, if any, from our Code of Ethics will be disclosed on our website. Our Code of Ethics is available on our website at www.meadowvalley.com by following the links “Investor Information – Code of Ethics.” Shareholders may also receive a free copy of this document by sending a written request to 4602 E. Thomas Road, Phoenix, Arizona 85018, Attention: Secretary, or calling (602) 437-5400.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of change in their ownership of our Common Stock. Securities and Exchange Commission regulations require our directors, executive officers and greater than 10% shareholders to furnish us with copies of these reports. Based solely upon a review of such reports and related information furnished to us, we believe that, during the 2006 fiscal year, each person who served as a director or executive officer of our company or held more than 10% of our Common Stock complied with the Section 16(a) filing requirements.

Code of Ethics
     Our Board of Directors has adopted a Code of Ethics that applies to our executive officers, senior financial officers and directors of our company. We have posted the Code of Ethics on our website.
     In accordance with the Sarbanes-Oxley Act of 2002 and the listing standards of the Nasdaq Capital Market, we have adopted procedures to facilitate the submission, on a confidential and anonymous basis, of complaints, reports and concerns by any person regarding (1) accounting, internal accounting controls or auditing matters, (2) actual or potential violations of laws, rules or regulations, and (3) other suspected wrongdoing, including in connection with our Code of Ethics.
Item 11. Executive Compensation
DIRECTOR COMPENSATION
     We use a combination of cash and long-term equity incentive awards to compensate members of our board of directors. The following table provides information regarding compensation earned in 2006 by each individual who served as a nonemployee member of our board of directors in 2006.

					Change in
					Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name (1)	Cash (2)	Awards	Awards (3)	Compensation	Earnings	Compensation	Total

Charles E. Cowan	$13,000	—	$48,100	—	—	—	$61,100
Charles R. Norton	13,000	—	48,100	—	—	—	61,100
Don A. Patterson	13,000	—	48,100	—	—	—	61,100

	$39,000	—	$144,300	—	—	—	$183,300

(1)	Bradley E. Larson, President and Chief Executive Officer, and Kenneth D. Nelson, Vice President and Chief Administrative Officer, are not included in this table as they are employees of our Company and receive no additional compensation for their service as directors. Their compensation is shown in the Summary Compensation Table.

(2)	Directors receive $7,000 per year for being a member of the Board of Directors and $2,000 for each committee upon which they serve and are reimbursed for out-of-pocket expenses. The above amounts do not include out-of-pocket expenses. Directors who are employed by the Company are not compensated for their service on the Board.

(3)	Directors are entitled to participate in our equity incentive plan, and each director was issued 10,000 stock options on November 30, 2006, for their service on the Board during 2006. This column represents the aggregate dollar amount of the awards granted in 2006. Therefore, the values shown here are not representative of the amounts that may eventually be realized by a director. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for Stock Awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), ”Share-based Payments.” At December 31, 2006, there were no restricted stock units, deferred stock units or dividend equivalent units accumulated in any director accounts.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Executive Compensation Program
     The Compensation Committee of Meadow Valley Corporation’s Board is responsible for assisting the Board in defining and overseeing Meadow Valley’s general compensation practices. During fiscal 2006, the Compensation Committee engaged FMI Management Consulting to assist it in evaluating executive compensation matters and to revise the executive compensation package for the fiscal year ending 2007.
     The persons who served as our Chief Executive Officer and Chief Financial Officer during 2006, as well as other individuals named in our Summary Compensation Table for 2006, are referred to as the “named executive officers” through this section of our Form 10-K.

Executive Summary
          As discussed in more detail below, the following actions concerning the compensation of Meadow Valley Corporation’s named executive officers were taken for fiscal 2006:
•	Clint Tryon resigned as Principal Accounting Officer, Secretary and Treasurer and was appointed Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company’s majority owned subsidiary Ready Mix, Inc.

•	David D. Doty was appointed Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.

•	Bradley E. Larson, Kenneth D. Nelson, Alan A. Terril and David D. Doty received incentives pursuant to the Company’s Annual Non-Equity Incentive Plan (the “Incentive Plan”).

•	Clint Tryon received incentives pursuant to Meadow Valley Corporation’s Incentive Plan as it related to the portion of 2006 spent as Principal Accounting Officer of the Company and the subsequent subsidiary transition.

•	Bradley E. Larson, Kenneth D. Nelson, Alan A. Terril, David D. Doty and Clint Tryon, each received 10,000 stock options issued from the Company’s equity incentive plan (the “Equity Incentive Plan”).
Oversight of Executive Compensation Program and Role of Executive Officers in Compensation Decisions
          While the Compensation Committee approves all aspects of our executive compensation program, it reports to the full Board of Directors on a regular basis and seeks approval for certain actions. The Committee coordinates with its consultants and management to obtain marketplace and internal data analyses, project reports and program recommendations to assist the Committee in making executive compensation decisions. Our Chief Executive Officer and, in some cases, other executive officers make recommendations to the Committee with respect to various elements of executive compensation.
Compensation Objectives and Philosophy
          The Company’s primary objectives when determining compensation for its named executive officers are to:
•	set levels of annual salary, non-equity incentives and equity compensation that are competitive and that will attract and retain superior executives, taking into account the difficult industry conditions and competitive environment that the Company faces,

•	incorporate a performance-based component to executive compensation by linking the incentive compensation to the Company’s financial and operational performance, and

•	provide long-term equity-based compensation, thereby further aligning the interests of the Company’s executives with those of its other stockholders.
          These objectives are designed to reward each executive’s (1) past individual performance and contribution to the Company’s corporate performance, (2) level and scope of responsibility and experience, and (3) ability to influence the Company’s future growth and profitability.
Elements of Compensation
          Our executive compensation has three main parts: a salary paid in cash, an annual non-equity cash incentive plan, in which payment is contingent on the financial performance of the Company, and a long-term equity incentive that the Company provides through the award of options to purchase the Company’s common stock. The salary component is intended to reward executives for their current, day-to-day work. The cash incentive bonus is intended to be a reward for the executive’s contribution to the financial success of the Company in a given year. Awards of equity are intended to create longer-term incentive for the executive to remain with the Company since the benefit is realized, if the Company is successful, over a multi-year period similar to our shareholders.

Compensation Components
  Annual Salary
     Because an executive’s annual salary is meant to reflect his value to the Company on a day-to-day basis, it is a fixed, predetermined element of his compensation. When the Compensation Committee reviews the level of an executive’s salary for a possible increase at the end of the term of his employment agreement or annual basis if no employment agreement is in place, that review is based on two main factors: his prior salary and the salary range of executives in comparable companies at a comparable level of responsibility. The Compensation Committee members take an executive’s prior salary into account because they believe that it reflects the assessment of prior boards and/or compensation committees of the executive’s value to the Company. Compensation levels of comparable companies are obtained from industry trade publications, management consulting firms such as FMI Management Consulting and other public companies similar to our size and industry. In addition, the Compensation Committee provides their knowledge of construction industry compensation levels gained in the course of the work each independent director performs in their daily business activity.
   Non-Equity Cash Incentive Plan
     The level of compensation that an executive can earn under the Company’s cash incentive plan is based on the Company’s attainment of financial success when compared to a predetermined amount, which the Board of Directors has approved in advance. Financial performance that exceeds expectations can enable the Company’s management team including its CEO, CFO, Vice-Presidents and other management personnel to earn a cash incentive. The amount of the cash incentive earned in a given year, if any, is derived from a formula based principally on the Company’s income before tax, by the manager’s primary geographic area of responsibility. The amount of income before tax for each year must be approved by the Board of Directors, which has a majority of directors who are not employees of the Company and are independent. The cash incentive bonus plan has a discretionary element. In exercising this discretion, members of the Compensation Committee use their personal judgment of appropriate amounts after taking into account information about the executive’s work during the year, his past compensation, his current cash incentive amount, his perceived contribution to the Company generally, his level of responsibility, and any notable individual achievements or failings in the year in question.
     The Compensation Committee authorizes the payment of incentive amounts and, if applicable, makes any decisions on discretionary amounts, when the results for the year in question are known, typically in late February of the following year. Bonuses for 2006 were approved in March, 2007. The Summary Compensation Table for 2006, below, shows the total 2006 cash incentive amounts of each named executive officer.
  Equity Incentive Plan
     The award of an option to buy the Company’s common stock is a long-term element of compensation since on the date of the award, the exercise price, or purchase price, of the shares subject to the option is the same as the price of those shares on the open market. The recipient of a stock option will only realize its value if the market price of the shares increases over the life of the option, the award gives the executive an incentive to remain with the Company and aligns his interests with those of our shareholders.
     The Company calculates the value of a stock option award on the date of its grant under accounting requirements that involve the use of a complex formula consisting of estimates about the Company, its stock price and the likelihood of the option holder forfeiting the stock option. Beginning in fiscal year 2006, recording stock option awards as an expense was required of all companies under Financial Accounting Standard No. 123 (revised 2004), or FAS 123R. The dollar amount shown in the Summary Compensation Table for 2006, below, for stock option awards is the value of the options computed under FAS 123R.
     In determining the size of a stock option award, the Compensation Committee takes into account both the value of the award to the recipient and the corresponding accounting cost to the Company.

  Other Compensation
     The only other forms of compensation of the executive officers are the personal use of company vehicles, disability and term life insurance and other benefits made available to all salaried employees and the perquisites shown in the Summary Compensation Table for 2006, below, in the column labeled All Other Compensation. A detailed description of the perquisites is shown in footnote 3 to the table. The payment of Messrs. Larson, Terril and Nelson’s term life insurance premiums is a benefit that has been provided to them by the Company for many years and was established when the Company determined to carry a key officer life policy on each of the executives in the same amounts as the policy provided each officer. This benefit is also applicable to Mr. Doty, however, no amounts were paid in 2006 for term life insurance on his behalf.
   Overall Compensation Levels
     As with salary, the Company attempts to provide its executives with a total compensation package that is comparable to their peers in the industry and that the members of the Compensation Committee believe in their personal judgment based on their business experience is fair and appropriate for the executive’s level of responsibility and contribution to the Company. The Compensation Committee, which consists of only our independent members of the Board of Directors, makes the final determination of the compensation of the named executive officers. However, the Committee discusses their compensation recommendations for each executive officer with the Chief Executive Officer in advance of making a decision.
   Employment Agreements
     Messrs. Larson, Doty, Terril and Nelson currently are employed by the Company through employment agreements. In November 2006, the Company entered into three-year employment agreements with Messrs. Larson, Doty and Nelson providing for an annual base salary. These individuals are also eligible to receive incentive amounts based upon performance as determined by our Compensation Committee and approved by our Board of Directors. In the event the Company terminates any of these individuals without cause (as defined in the agreements) or the Company is the subject of a change of control, all options held by the individual will vest and the Company will be required to pay compensation to these individuals for the remaining terms of the agreements.
  Compensation of the Chief Executive Officer
     Employment Agreement and Compensation Elements
     Mr. Larson’s 2006 compensation was determined according to the above compensation components per his applicable employment agreement.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.
     Submitted by the Compensation Committee of the Board of Directors:
Charles R. Norton           Don A. Patterson           Charles E. Cowan
     Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporates future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

     The Securities and Exchange Commission recently adopted enhanced executive compensation disclosure requirements for public companies. As a result, the following disclosure regarding the compensation of our executive officers and directors will be somewhat different in content and format from previous years.
COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION
     The Compensation Committee currently consists of the following three members of the Board of Directors: Messrs. Cowan, Norton and Patterson. No member of this Committee was at any time during the Company’s 2006 fiscal year, or at any other time, an officer or employee of the Company.
     No executive officer of the Company has served on the compensation committee of any other entity that has, or has had, one or more executive officers serving as a member of the Company’s Board of Directors.
     Three of our independent Directors, Messrs. Cowan, Norton and Patterson, are also members of the Board of Directors of Ready Mix, Inc.
Summary Compensation Table for 2006
     The following table provides information regarding the total compensation earned in 2006 by the named executive officers, which include the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Administrative Officer, who are the only other executive officers whose compensation for 2006 exceeded $100,000. The named executive officers who also serve on the board of directors are not compensated for their services rendered to the Board of Directors. The Company pays compensation to these executive officers according to the terms of their employment agreements or as determined by the Compensation Committee when no employment agreement is in place. The amounts include any compensation that was deferred by the executive through contributions to his defined contribution plan account under Section 401(k) of the Internal Revenue Code. All amounts are rounded to the nearest dollar.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
Name and					Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Stock Awards	Awards(1)	Compensation(2)	Compensation	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Bradley E. Larson,	2006	250,000	—	—	48,100	363,785	—	15,889	677,774
President and Chief Executive Officer (Principal Executive Officer)

David D. Doty,	2006	140,000	—	—	48,100	216,664	—	7,500	412,264
Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer

Clint Tryon,	2006	—	—	—	48,100	88,200	—	—	136,300
Former Principal Accounting Officer, Secretary and Treasurer

Alan A. Terril,	2006	150,000	—	—	48,100	230,400	—	10,935	439,435
Vice-President and Chief Operating Officer

Kenneth D. Nelson,	2006	140,000	—	—	48,100	216,664	—	14,875	419,639
Vice-President and Chief Administrative Officer

(1)	This column represents the aggregate dollar amount of the awards granted in 2006. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), ”Share-based Payments.” For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility and expected term. The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period equal to or approximating the option’s expected term. The dividend yield assumption is based on our historical dividend payouts, which is zero. The volatility assumption is based on the historical volatility of our common stock over a period equal to the option’s expected term or trading stock’s trading history which ever is shorter. The expected term of options granted is based on expectations about future exercises and represents the period of time that options granted are expected to be outstanding.

(2)	The non-equity incentive plan payments were made on March 9, 2007. See discussion of non-equity incentive plans under the heading “Compensation Discussion and Analysis” above. None of the named executive officers elected to defer their 2006 non-equity incentive plan payment.

(3)	Includes company-paid disability and life insurance premiums, and defined contribution plan payments for the fiscal year ended 2006, as set forth in the following table:

	Company Paid	Company Paid	Defined
	Disability	Life	Contribution
Name	Insurance	Insurance	Plan	Total

Bradley E. Larson	$7,744	$645	$7,500	$15,889
David D. Doty	$—	$—	$7,500	$7,500
Clint Tryon	$—	$—	$—	$—
Alan A. Terril	$1,905	$1,530	$7,500	$10,935
Kenneth D. Nelson	$6,620	$755	$7,500	$14,875
Grants of Plan-Based Awards in 2006
     The following table provides information regarding cash incentive awards and options granted under our equity incentive plan to the named executive officers in 2006.

		Estimated Future
		Payouts Under			Estimated Future				All Other Option
		Non-Equity Incentive Plan			Payouts Under			All Other Stock	Awards: Number of
		Awards			Equity Incentive Plan Awards			Awards: Number of	Securities	Exercise or Base
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock or	Underlying Options	Price of Option
Name	Date	($)	($)(1)	($)(2)	($)	($)	($)	Units (#)	(#)	Awards ($/Sh)

Bradley E. Larson	11/30/2006	$37,500	$363,785	N/A	—	—	—	—	10,000	$10.11
David D. Doty	11/30/2006	$21,000	$216,664	N/A	—	—	—	—	10,000	$10.11
Clint Tryon	11/30/2006	$—	$88,200	N/A	—	—	—	—	10,000	$10.11
Alan A. Terril	11/30/2006	$22,500	$230,400	N/A	—	—	—	—	10,000	$10.11
Kenneth D. Nelson	11/30/2006	$21,000	$216,664	N/A	—	—	—	—	10,000	$10.11

(1)	The non-equity incentive plan payments were made on March 9, 2007 and related to the achievement of specified financial performance objectives, as discussed under the heading “Compensation Discussion and Analysis” above.

(2)	No individual maximum is applicable since the payments were made under the Non-Equity Incentive Plan, which has no individual cap.

Outstanding Equity Awards at Fiscal Year-End
     The following table provides information regarding all outstanding equity awards held by the named executive officers as of December 31, 2006. The Company did not issue any stock awards during fiscal 2006.

	Option Awards (1)
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)(2)	Date

Bradley E. Larson,	7,000	—	—	5.8750	04/16/2008
President and Chief Executive	7,000	—	—	3.8750	10/21/2009
Officer (Principal Executive	33,334	—	—	1.4600	11/19/2013
Officer)	—	—	10,000	10.1100	11/30/2011

David D. Doty,	2,500	—	5,000	9.3800	11/01/2010
Chief Financial Officer	—	—	10,000	10.1100	11/30/2011
(Principal Financial Officer) Secretary, Treasurer

Clint Tryon,	—	—	10,000	10.1100	11/30/2011
Former Principal Accounting Officer Secretary and Treasurer

Alan A. Terril,	—	—	10,000	10.1100	11/30/2011
Vice-President and Chief Operating Officer

Kenneth D. Nelson,	5,800	—	—	5.8750	04/16/2008
Vice-President and Chief	5,800	—	—	3.8750	10/21/2009
Administrative Officer	20,000	—	—	2.4375	03/08/2011
	32,500	—	—	1.4600	11/19/2013
	—	—	10,000	10.1100	11/30/2011

(1)	Outstanding options vest in one-third increments on each anniversary date of grant.

(2)	Pursuant to the 2004 Equity Incentive Plan, the exercise price for all outstanding options is based on the grant date fair market value, which is the market closing price of our Common Stock on the Nasdaq Capital Market on the date of grant.
Option Exercises and Stock Vested in 2006
     The following table provides information regarding each exercise of stock options, if any, by the named executive officers in 2006.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Exercise (#)	on Exercise ($)

Bradley E. Larson	25,000	$143,375	—	$—
David D. Doty	—	—	—	—
Clint Tryon	13,334	117,873	—	—
Alan A. Terril	11,775	103,942	—	—
Kenneth D. Nelson	15,000	87,825	—	—

Retirement Plans
Pension Benefits
     During the fiscal year 2006 we did not have a pension benefit plan. We do not intend on implementing a pension plan in the near future.
Nonqualified Deferred Compensation
     During the fiscal year 2006 we did not have a nonqualified deferred compensation plan. We do not intend on implementing a nonqualified deferred compensation plan in the near future.
Equity Incentive Plans
   Meadow Valley Corporation Equity Incentive Plan:
     In 2005, the 2004 Plan was ratified by the shareholders. The 2004 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
     The 2004 Plan authorizes the issuance of up to 1,200,000 shares of Common Stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of Common Stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. Shares relating to awards granted under the 2004 Plan that are forfeited, settled for cash or otherwise terminated and shares withheld by or tendered to the Company in connection with the exercise of an option or other award granted under the 2004 Plan or in connection with the satisfaction of tax withholding obligations relating to awards or exercises of options or other awards are available for grant under the 2004 Plan. Awards made or adjusted to assume or convert awards in connection with acquisition transactions will not reduce the number of shares authorized for issuance under the 2004 Plan. The shares of stock deliverable under the 2004 Plan will consist of authorized and unissued shares. The plan administrator may adjust the aggregate number of shares or the awards under the plan in the event of a change affecting shares of Common Stock, such as stock dividends, recapitalization, reorganization or mergers.
     The 2004 Plan is administered by the Compensation Committee of the Board of Directors which was comprised of non-employee directors. The 2004 Plan has no fixed termination date. The Company’s Board of Directors or the committee may generally amend, alter, suspend, discontinue or terminate all or a portion of the 2004 Plan at any time, as long as the rights of a participant are not materially impaired without the participant’s consent, subject to shareholder approval to the extent necessary to comply with applicable law, stock exchange rule or regulatory requirements or, as determined by the committee, to qualify with tax requirements.
     In 2006, we granted, under the 2004 Plan, an aggregate of 85,000 stock options to officers and directors at an exercise price of $10.11.
     We have reserved 1,200,000 shares of our common stock for issuance under the 2004 Plan. As of December 31, 2006, 90,149 shares were available for future grant under the 2004 Plan. The term of the stock options is five or ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market closing price of the Company’s common stock on the date of grant.
   Ready Mix, Inc. Equity Incentive Plan:
     In January 2005, RMI adopted an equity incentive plan, which we refer to as RMI’s Plan, which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, together with the grant of bonus stock and stock appreciation rights at the discretion of RMI’s Board of Directors. Incentive stock options are issuable only to RMI’s eligible officers, directors and key employees. Non-statutory stock options are issuable only to RMI’s non-employee directors and consultants.

     RMI’s Plan is administered by RMI’s Compensation Committee. Currently, RMI has 675,000 shares of common stock reserved for issuance under RMI’s Plan. Under RMI’s Plan, the Board of Directors determines which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.
     With respect to stock options, the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under RMI’s Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. The option price for non-statutory options is established by RMI’s Board and may not be less than 100% of the fair market value of RMI’s common stock subject to the option on the date of grant.
     No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with us from the date of grant to the date of exercise, unless extended under RMI’s Plan grant. Options under RMI’s Plan have no expiration date and the exercise date of an option cannot be longer than 10 years from the date of grant, but can be shorter when established by RMI’s plan administrator. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by RMI become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding.
     RMI has reserved 675,000 shares of common stock for issuance to officers, directors and employees under RMI’s equity incentive plan described above. Options will be issued to employees and executive officers based on the recommendation of RMI’s Compensation Committee of the Board of Directors according to the following:
•	employees holding positions of responsibility with RMI whose performance can have a significant effect on RMI’s success; and

•	non-employee directors.
     Currently, RMI has granted under RMI’s Plan an aggregate of 348,125 stock options to officers, directors and employees at an exercise price from $10.35 to $12.50. From the grant date 33% of the options are exercisable after one year of continuous service to RMI, 66% after two years of continuous service and 100% after three years of continuous service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information concerning the holdings of Common Stock by each person who, as of April 4, 2007, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company’s Common Stock, by each director, named executive officer, and by all directors and executive officers as a group.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)
Bradley E. Larson (2)	144,796	2.8%
Kenneth D. Nelson (3)	140,018	2.7%
Alan A. Terril	0	*
David D. Doty (4)	2,500	*
Don A. Patterson (5)	2,500	*
Charles E. Cowan	0	*
Charles R. Norton (6)	18,000	*
Cyrus W. Spurlino (7)	498,870	9.5%
North Atlantic Value LLP (8)	400,124	7.6%
Kim A. Lewis, Trustee of Richard C. Lewis GST Marital Sub Trust and Kim A. Lewis Survivor’s Trust (9)	392,000	7.5%
Praesidium Investment Management Company, LLC (10)	327,701	6.2%
Tontine Capital Partners, LP (11)	344,452	6.6%
Hoak Public Equities, LP (12)	273,924	5.2%
CD Capital Management LLC (13)	257,531	4.9%
All officers and directors as a group (7 persons)	307,814	5.9%

*	Less than 1%.

(1)	Beneficial ownership includes direct and indirect ownership of shares of our Common Stock, including rights to acquire beneficial ownership of shares upon the exercise of stock options exercisable as of April 4, 2007 and that would become exercisable within 60 days of such date. To our knowledge and unless otherwise indicated, each shareholder listed below has sole voting and investment power over the shares listed as beneficially owned by such shareholder, subject to community property laws where applicable. Percentage of ownership is based on 5,125,760 shares of Common Stock outstanding as of April 4, 2007 and options exercisable within 60 days. Unless otherwise indicated, all shareholders listed below have an address in care of our principal executive offices which are located at 4602 E. Thomas Road, Phoenix, Arizona 85018.

(2)	Includes vested portion of stock options to purchase 47,334 shares of Common Stock.

(3)	Includes vested portion of stock options to purchase 64,100 shares of Common Stock.

(4)	Includes vested portion of stock options to purchase 2,500 shares of Common Stock.

(5)	Includes vested portion of stock options to purchase 2,500 shares of Common Stock.

(6)	Includes vested portion of stock options to purchase 18,000 shares of Common Stock.

(7)	Based solely on a Form 3 filed with the SEC on January 7, 2004. According to this filing, the address of this holder is 4005 Industrial Road, Las Vegas, Nevada 89103.

(8)	Based solely on a Schedule 13D/A filed with the SEC on September 15, 2006. According to this filing, the address of this holder is Ryder Court, 14 Ryder Street, London SW1Y 6QB, England.

(9)	Based solely on a Schedule 13G/A filed with the SEC on March 30, 2004. According to this filing, the address of this holder is 630 Butte Falls Highway, Prospect, Oregon 97536.

(10)	Based solely on a Form 13F-HR filed with the SEC on February 14, 2007. According to this filing, the address of this holder is 747 Third Avenue, New York, New York 10017.

(11)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2006. According to this filing, the address of this holder is 55 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830.

(12)	Based solely on a Schedule 13D filed with the SEC on March 6, 2007. According to this filing, the address of this holder is 500 Crescent Court, Suite 230, Dallas, Texas 75201.

(13)	Based solely on a Schedule 13D filed with the SEC on March 15, 2007. According to this filing, the address of this holder is 2 North Riverside Plaza, Suite 720, Chicago, Illinois 60606.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	434,542	4.86	90,149

Equity compensation plans not approved by security holders	—		—

Total	434,542		90,149

     RMI also maintains an equity compensation plan as follows:

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	466,875	11.47	324,375

Equity compensation plans not approved by security holders	—		—

Total	466,875		324,375

(1)	Includes an individual compensation agreement for 116,250 warrants issued to our underwriters as a portion of their compensation in connection with our initial public offering.

(2)	Includes 350,625 stock options issued to employees, directors and consultants from our 2005 equity incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     During the year ended December 31, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to LAM’s majority owner. During the year ended December 31, 2005, the Company provided construction materials to LAM in the amount of $152,630. Included in accounts receivable at December 31, 2005 was $15,146 that was due from the related party.
     LAM provided materials, services and equipment used in the Company’s construction service business during the year ended December 31, 2005 in the amount of $7,740. At December 31, 2005 there were no liabilities due to related parties from subcontracts and supplies.
     In January 2005, we entered into a three-year Administrative Services Agreement with Ready Mix, Inc. (“RMI”), our 53% owned subsidiary. Under the terms of the agreement, RMI pays us $22,000 per month for all such administrative services including the time of our Chief Executive Officer and Chief Administrative Officer who perform similar services for RMI. Notwithstanding the agreement, each company has its own separate field facilities, operating management and employees.
Director Independence
     Our Board of Directors currently consists of five directors, three of whom, Messrs. Norton, Patterson and Cowan, are independent as defined under rules promulgated by the Securities and Exchange Commission (“SEC”) and the Nasdaq Capital Market. The Board of Directors currently consists of five members, including two Class A Directors whose terms expire in 2009, one Class B Director whose term expires in 2008, and two Class C Directors whose terms expire in 2007. At our 2007 Annual Meeting of Shareholders, the two Class C Directors are to be elected to three-year terms expiring in 2010. There are no family relationships among any of our directors or officers.

Item 14. Principal Accounting Fees and Services
Disclosure of Audit and Non-Audit Fees
     The following table shows consolidated fees paid or accrued by the Company and its majority owned subsidiary for the audits and other services provided by the Company’s accountants for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
	2006	2005
Audit fees for the years ended December 31 and fees for the review of financial statements included in quarterly reports on Form 10-Q	$169,000	$129,000
Audit related fees (1)	4,322	182,670
Tax fees	30,008	27,603
Other service fees	36,284	1,160

(1)	Fees paid in 2006 were associated with the registration of our majority owned subsidiary’s common stock shares underlying the equity incentive plan. Fees paid in 2005 included fees that were associated with our majority owned subsidiary’s initial public offering.
     The Audit Committee has concluded that the provision of services by Semple, Marchal & Cooper, LLP are compatible with maintaining their independence and has approved the above mentioned services performed.
Audit Committee Approval of Audit and Non-Audit Service
     The Audit Committee has a Pre-approval Policy (“Policy”) governing the approval of all audit and non-audit services performed by the independent registered public accountants in order to ensure that the performance of such services does not impair the independent registered public accountants.
     According to the Policy, the Audit Committee will annually review and pre-approve the services and fees that may be provided by the independent registered public accountants during the following year. The Policy specifically describes the services and fees related to the annual audit, other services that are audit-related, preparation of tax returns and tax related compliance services and all other services that have the pre-approval of the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.
     Any service to be provided by the independent registered public accountants that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval.
     The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accountant to management.
     A representative of Semple, Marchal & Cooper, LLP is expected to be present at the Annual Meeting. He will not make a statement but will respond to appropriate questions.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Exhibits

Exhibit
No.	Title
3.01	Articles of Incorporation and Amendments thereto of the Registrant (1)

3.02	Bylaws of the Registrant (1)

3.03	Bylaws of the Registrant Effective October 20, 1995 (1)

3.04	Bylaws of the Registrant Effective April 28, 1997 (20)

3.05	Bylaws of the Registrant Effective September 13, 2004 (15)

3.06	Bylaws of the Registrant Effective February 5, 2007 (16)

3.07	Certificate of Designation of Series a Participating Preferred Stock Effective February 13, 2007 (17)

4.1	Shareholder Rights Plan Effective February 13, 2007 (18)

10.1	Form of Indemnification Agreement with entered into by the Registrant with its Directors and executive officers (2)

10.2	Employment Agreement with Bradley E. Larson *

10.3	Employment Agreement with Kenneth D. Nelson *

10.4	Employment Agreement with Alan A. Terril *

10.5	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (7)

10.6	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (7)

10.7	Office Lease Agreement (20)

10.8	Amendment to Office Lease Agreement of the Registrant (9)

10.9	Amendment to Office Lease Agreement of the Registrant (9)

10.10	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (3)

10.11	Settlement Agreement and Release between the Registrant and New Mexico Department of Transportation (11)

10.12	Promissory Note with Nevada State Bank (12)

10.13	Promissory Note with Nevada State Bank (12)

10.14	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.15	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.16	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.17	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.18	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.19	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.20	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (12)

10.21	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (7)

Exhibit
No.	Title
10.22	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)

10.23	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)

10.24	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (20)

10.25	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (20)

10.26	Renewal and Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)

10.27	Renewal and Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)

10.28	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.29	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.30	Line of Credit Agreement with GMAC Financial Services (10)

10.31	Line of Credit Agreement with Ford Motor Credit Company (10)

10.32	Commitment letter from DaimlerChrysler Services (14)

10.33	Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (14)

10.34	Employment Agreement with David D. Doty (19)

10.35	Office Lease Agreement *

10.36	Amendment to Office Lease Agreement of the Registrant *

14.1	Code of Ethics for Senior Management (11)

21	Subsidiaries of the Registrant (1)

23	Consent of Independent Auditors **

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934. **

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934. **

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995

(2)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated March 9, 2007

(3)	Incorporated by reference to the Company’s June 30, 2002 Form 10-Q

(4)	Incorporated by reference to the Company’s September 30, 2002 Form 10-Q

(5)	Incorporated by reference to the Company’s December 31, 2002 Annual Report on Form 10-K

(6)	Incorporated by reference to the Company’s December 31, 1998 Annual Report on Form 10-K

(7)	Incorporated by reference to the Company’s December 31, 2000 Annual Report on Form 10-K

(8)	Incorporated by reference to the Company’s September 30, 2001 Form 10-Q

(9)	Incorporated by reference to the Company’s June 30, 2003 Form 10-Q

(10)	Incorporated by reference to the Company’s September 30, 2003 Form 10-Q

(11)	Incorporated by reference to the Company’s December 31, 2003 Annual Report on Form 10-K

(12)	Incorporated by reference to the Company’s June 30, 2004 Form 10-Q

(13)	Incorporated by reference to the Company’s March 31, 2003 Form 10-Q

(14)	Incorporated by reference to the Company’s March 31, 2004 Form 10-Q

(15)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated September 13, 2004

(16)	Previously filed as Exhibit 3.2 to the Company’s Form 8-K Current Report dated February 9, 2007

(17)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K Current Report dated February 14, 2007

(18)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated February 14, 2007

(19)	Previously filed without exhibit to the Company’s Form 8-K Current Report dated November 7, 2006

(20)	Incorporated by reference to the Company’s December 31, 2001 Annual Report on Form 10-K

*	Filed with the initial filing of this Form 10-K.

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION

/s/ Bradley E. Larson Bradley E. Larson
President and Chief Executive Officer
(Principal Executive Officer)
Date: April 27, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson	*
Bradley E. Larson	Don A. Patterson
Director, President and Chief Executive Officer	Director
Date: April 27, 2007	Date: April 27, 2007

*	*
Kenneth D. Nelson	Charles E. Cowan
Director, Chief Administrative Officer and	Director
Vice President	Date: April 27, 2007
Date: April 27, 2007

*	*
Charles R. Norton	David D. Doty
Director	Chief Financial Officer, Principal Financial and Accounting Officer
Date: April 27, 2007	Date: April 27, 2007

*	by:	/s/ Bradley E. Larson
Bradley E. Larson, Attorney-in-Fact
Date: April 27, 2007