Form 10-Q
period 2007-03-31
MEADOW VALLEY CORP
filed 2007-05-09
CIK 934749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25428
MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0328443
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4602 E. Thomas Road
Phoenix, Arizona 85018
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
Large accelerated filer ☐; Accelerated filer ☐ ; Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of each of the registrant’s classes of common stock as of May 3, 2007:
Common Stock, $.001 par value
5,129,760 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$29,456,428	$29,354,582
Restricted cash	477,389	605,243
Accounts receivable, net	29,866,664	25,990,763
Prepaid expenses and other	2,256,174	2,820,768
Inventory, net	1,184,462	1,366,534
Costs and estimated earnings in excess of billings on uncompleted contracts	1,614,975	1,254,860
Note receivable	107,565	106,499
Deferred tax asset	568,444	561,199

Total current assets	65,532,101	62,060,448
Property and equipment, net	37,657,826	35,553,000
Refundable deposits	501,023	1,492,967
Note receivable, less current portion	508,066	535,360
Claims receivable	2,463,880	2,463,880

Total assets	$106,662,896	$102,105,655

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,664,869	$13,298,114
Accrued liabilities	4,887,985	7,569,928
Notes payable	5,105,870	4,837,628
Obligations under capital leases	216,924	332,898
Income tax payable	325,483	399,536
Billings in excess of costs and estimated earnings on uncompleted contracts	10,966,391	8,366,754

Total current liabilities	37,167,522	34,804,858
Notes payable, less current portion	15,014,748	13,894,382
Obligations under capital leases, less current portion	76,043	102,100
Deferred tax liability	2,974,857	2,974,857

Total liabilities	55,233,170	51,776,197

Commitments and contingencies
Minority interest in consolidated subsidiary	19,315,275	18,988,244

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 5,125,760 and 5,098,679 issued and outstanding	5,126	5,099
Additional paid-in capital	21,440,772	21,197,456
Capital adjustments	(799,147)	(799,147)
Retained earnings	11,467,700	10,937,806

Total stockholders’ equity	32,114,451	31,341,214

Total liabilities and stockholders’ equity	$106,662,896	$102,105,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenue:
Construction services	$22,723,694	$24,619,028
Construction materials	19,710,557	21,130,640
Construction materials testing	214,424	—

Total revenue	42,648,675	45,749,668

Cost of revenue:
Construction services	20,812,675	22,544,073
Construction materials	17,609,543	18,457,682
Construction materials testing	273,487	—

Total cost of revenue	38,695,705	41,001,755

Gross profit	3,952,970	4,747,913
General and administrative expenses	3,016,976	2,758,942

Income from operations	935,994	1,988,971

Other income (expense):
Interest income	369,283	189,256
Interest expense	(78,264)	(75,125)
Other income	101,705	20,738

	392,724	134,869

Income before income taxes and minority interest in consolidated subsidiary	1,328,718	2,123,840
Income tax expense	(471,793)	(784,326)

Income before minority interest in consolidated subsidiary	856,925	1,339,514
Minority interest in consolidated subsidiary	327,031	475,556

Net income	$529,894	$863,958

Basic net income per common share	$0.10	$0.21

Diluted net income per common share	$0.10	$0.19

Basic weighted average common shares outstanding	5,120,296	4,154,444

Diluted weighted average common shares outstanding	5,295,852	4,476,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2007
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2007	5,098,679	$5,099	$21,197,456	$(799,147)	$10,937,806

Common stock issued on exercise of options	27,081	27	56,626	—	—

Stock-based compensation expense	—	—	104,001	—	—

Excess tax benefits from share-based payment arrangements	—	—	82,689	—	—

Net income for the three months ended March 31, 2007	—	—	—	—	529,894

Balance at March 31, 2007	5,125,760	$5,126	$21,440,772	$(799,147)	$11,467,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$41,068,227	$41,713,506
Cash paid to suppliers and employees	(38,555,364)	(43,713,899)
Income taxes paid	(553,091)	(828,404)
Interest received	369,283	189,256
Interest paid	(78,265)	(75,125)

Net cash provided by (used in) operating activities	2,250,790	(2,714,666)

Cash flows from investing activities:
(Increase) decrease in restricted cash	127,854	(35,919)
Proceeds from sale of property and equipment	198,459	200,958
Purchase of property and equipment	(2,024,654)	(4,457,350)
Proceeds from note receivable	26,228	—

Net cash used in investing activities	(1,672,113)	(4,292,311)

Cash flows from financing activities:
Proceeds from issuance of common stock	56,653	52,160
Proceeds from notes payable	1,335,942	1,828,224
Repayment of notes payable	(1,810,084)	(1,392,287)
Repayment of capital lease obligations	(142,031)	(133,566)
Excess tax benefits from share-based payment arrangements	82,689	28,213

Net cash provided by (used in) financing activities	(476,831)	382,744

Net (decrease) increase in cash and cash equivalents	101,846	(6,624,233)

Cash and cash equivalents at beginning of period	29,354,582	23,565,317

Cash and cash equivalents at end of period	$29,456,428	$16,941,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$529,894	$863,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,644,186	1,376,080
Gain on sale of property and equipment	(60,067)	(6,887)
Stock-based compensation expense	104,001	82,827
Deferred taxes, net	(7,245)	(12,704)
Allowance for doubtful accounts	(14,292)	(5,308)
Inventory allowance	(64)	—
Minority interest in consolidated subsidiary	327,031	475,556

Changes in operating assets and liabilities:
Accounts receivable	(3,861,609)	(3,324,609)
Income taxes receivable	—	20,030
Prepaid expenses and other	564,594	456,960
Inventory	182,136	(83,365)
Costs and estimated earnings in excess of billings on uncompleted contracts	(360,115)	(1,140,396)
Refundable deposits	991,944	(89,448)
Accounts payable	2,366,755	167,872
Accrued liabilities	(2,681,943)	(1,858,820)
Income taxes payable	(74,053)	(51,405)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,599,637	414,993

Net cash provided by (used in) operating activities	$2,250,790	$(2,714,666)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2007 and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed consolidated balance sheet data was derived from audited condensed consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
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
     Liquidity:
          The Company had income from operations for the three months ended March 31, 2007 of $935,994 and provided cash from operating activities of $2,250,790. For the three months ended March 31, 2006, the Company had income from operations of $1,988,971 and used cash from operating activities of $2,714,666.
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
          We recognize revenue in our construction materials segment and construction materials testing segment on the sale of our concrete and aggregate products and testing services at the time of delivery of products and services.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2007, the total amount of contract claims filed by the Company with various public entities was $19,084,311. Of this amount, the Company’s portion was $15,088,871 and the balance of $3,995,440 pertains to other contractors’ claims.
          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $2,463,880 in cumulative claims receivable as of March 31, 2007 to offset a portion of costs incurred-to-date on the claims.
          The Company has not accrued a liability related to the contractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.
          Although the Company believes that the claims receivable amounts represent a reasonably conservative posture, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $2,463,880 will decrease earnings. Conversely, a payment for those same items in excess of $2,463,880 will result in increased income.
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763 as of March 31, 2007. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.
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
     Stock-Based Compensation:
          Both the Company and RMI have stock-based compensation plans. Effective January 1, 2006, the Company and RMI adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore, neither company has restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company and RMI recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of three years.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
          The Company and RMI estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by both companies and management’s analysis of potential forfeitures.
     Recent Accounting Pronouncements:
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this new accounting pronouncement to have a material impact.
2. Stock-Based Compensation:
          The Company and RMI both have individual stock-based compensation plans. Meadow Valley Corporation’s accompanying condensed consolidated financial statements and these related notes to financial statements have been presented on a consolidated basis and therefore include RMI’s stock-based compensation information. The information below is presented to show disclosures related to both the Company’s and RMI’s individual stock-based compensation plans. Under the sub-heading “Meadow Valley Corporation” of this note, information is only for the Company’s plan, with the exception of information presented that is directly related to the consolidation of the accompanying financial statements and this information is indicated as “consolidated.” Under the sub-heading “Ready Mix, Inc.” of this note, information is only for RMI’s plan.
     Meadow Valley Corporation:
          On January 1, 2006, the Company adopted the fair value recognition provisions SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of March 31, 2007, the Company has the following stock-based compensation plans:
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The 2004 Plan authorizes the issuance of up to 1,200,000 shares of Common Stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of Common Stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2007, 170,149 shares were available for future grant under the 2004 Plan. The stock options have terms from five to ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of the grant.
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

Awards Prior to
January 1, 2007
Dividend yield	0%
Expected volatility	23.94% - 82.23%
Weighted-average expected volatility	50.04%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$1.34
          No awards were granted during the three months ended March 31, 2007.
          The following table summarizes the Company’s stock option activity during the first quarter of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	434,542	4.86	3.98	$818,371	$2,298,228
Granted	—	—	—	—
Exercised	(27,081)	2.09	5.64	(24,376)	294,317
Forfeited or expired	(80,000)	5.31	—	(80,800)

Outstanding March 31, 2007	327,461	4.98	4.54	$713,195	$2,612,974

Exercisable March 31, 2007	232,461	2.92	4.54	$252,545	$2,334,924

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of March 31, 2007, for those awards that have an exercise price currently below the closing price as of March 31, 2007. Awards with an exercise price above the closing price as of March 31, 2007 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	95,000	$4.85
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested stock options at March 31, 2007	95,000	$4.85

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          During the three months ended March 31, 2007 and 2006, the Company recognized consolidated compensation expense of $104,001 and $82,827, of which $67,721 and $54,402, respectively, was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $5,423 and $2,649, respectively, related thereto. As of March 31, 2007, there was $408,538 of total unrecognized compensation cost, net of $3,742 attributable to estimated forfeitures, related to nonvested stock options granted under the Plan. That cost is expected to be recognized over the weighted average period of 2.55 years. During the three months ended March 31, 2007, 80,000 exercisable awards expired unexercised with a grant date fair value per share of $1.01 and an aggregate grant date fair value of $80,800.
          During the three months ended March 31, 2007 and 2006, 27,081 and 23,941 common stock options were exercised with aggregate intrinsic values of $294,317 and $225,077, respectively. Also during the three months ended March 31, 2007 and 2006, the Company received proceeds of $56,653 and $52,160, respectively, as a result of the exercise of common stock options.
     Ready Mix, Inc.:
          On January 1, 2006, RMI adopted the fair value recognition provisions of SFAS 123R. RMI recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of March 31, 2007, RMI has the following stock-based compensation plan:
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
          RMI has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2007, 326,875 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of RMI’s common stock on the date of grant.
          RMI uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards granted
prior to
January 1, 2007
Dividend yield	0%
Expected volatility	21.4% - 39.1%
Weighted-average volatility	26.60%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.40
     No awards were granted during the three months ended March 31, 2007.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The following table summarizes RMI’s stock option activity during the first quarter of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	350,625	$10.90	3.65	$839,741
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding March 31, 2007	348,125	$10.90	3.40	$834,866	$442,056

Exercisable March 31, 2007	158,667	$11.06	2.86	$315,408	$174,705

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of March 31, 2007, for those awards that have an exercise price currently below the closing price as of March 31, 2007. Awards with an exercise price above the closing price as of March 31, 2007 are considered to have no intrinsic value.
          A summary of the status of RMI’s nonvested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	267,084	$2.51
Granted	—	—
Vested	(75,126)	1.95
Forfeited	(2,500)	1.95

Nonvested stock options at March 31, 2007	189,458	$2.74

          During the three months ended March 31, 2007 and 2006, RMI recognized compensation expense of $67,721 and $54,402, and a tax benefit of $6,546 and $7,648, respectively, related thereto. As of March 31, 2007, there was $439,536 of total unrecognized compensation cost, net of $5,554 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average period of 2.19 years. The total fair value of 75,126 options vested during the three months ended March 31, 2007 and 2006, was $146,496 and $151,369, respectively. During the three months ended March 31, 2007, 2,500 awards were forfeited, fair value per share of $1.95, with a total fair value of $4,875.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Notes Payable:
          Notes payable consists of the following:

	March 31,	December 31,
	2007	2006
Balance of notes payable outstanding from year end	$16,967,681	$18,732,010

Notes payable, 7.13% interest rates with combined monthly principal payments of $42,363 plus interest, due dates ranging from February 29, 2012 to February 28, 2013, collateralized by equipment	2,921,052	—

Notes payable, interest rates ranging from 7.943% to 9.5% with combined monthly payments of $4,130, due dates ranging from January 13, 2012 to February 15, 2012, collateralized by vehicles	197,192	—

Note payable, non-interest bearing, with monthly payments of $588, due February 29, 2012 (Less unamortized discount of $5,752 - effective rate of 7.5%), collateralized by a vehicle	34,693	—

	20,120,618	18,732,010
Less: current portion	(5,105,870)	(4,837,628)

	$15,014,748	$13,894,382

          Following are maturities of long-term debt as of March 31, 2007 for each of the following years:

2008	$5,105,870
2009	4,263,309
2010	4,969,386
2011	2,841,622
2012	1,369,447
Subsequent to 2012	1,570,984

$20,120,618

4. Lines of Credit:
          As of March 31, 2007, the Company had a $3,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of March 31, 2007 was 9.0%. The balance outstanding on the line of credit as of March 31, 2007 was $250,000. The line of credit agreement allows for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and MVCI are also required to maintain a minimum cash flow to current portion of long-term debt. As of March 31, 2007, the Company and MVCI were compliant with these covenants.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Lines of Credit (Continued):
          As of March 31, 2007, RMI had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of March 31, 2007 was 8.5%. The balance outstanding on the line of credit as of March 31, 2007 was $440,181. The line of credit agreement allows for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and RMI are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of March 31, 2007, the Company and RMI were compliant with these covenants.
          As of March 31, 2007, the Company had a line of credit in the amount of $2,023,102, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of March 31, 2007 was 9.0%. The balance outstanding on the line of credit as of March 31, 2007 was $765,669. The line of credit agreement allows for interest only payments until December 31, 2007. Then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2010 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and MVCI are also required to maintain a minimum cash flow to current portion of long-term debt. As of March 31, 2007, the Company and MVCI were compliant with these covenants.
          In addition to such lines of credit agreements, the Company and RMI have each established capital expenditure commitments in the amounts of $5,000,000 and $10,000,000, respectively. The purposes of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of March 31, 2007, the Company and RMI had approximately $2,730,000 and $1,930,000, respectively, available to draw against under such commitments.
5. Commitments:
          During the three months ended March 31, 2007, the Company extended one of its office leases with a monthly payment of $9,740. The Company also entered into various lease agreements for office equipment with a combined monthly payment of $770. Minimum future rental payments under the non-cancelable operating leases entered into during the three months ended March 31, 2007, for each of the following years are:

2008	$126,118
2009	126,118
2010	126,118
2011	8,806
2012	3,686

$390,846

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of March 31, 2007.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Commitments (Continued):
          The Company enters into agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors, which include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.
6. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the three months ended March 31, 2007 and 2006, the Company financed the purchase of equipment in the amount of $1,862,750 and $1,814,502, respectively.
          During the three months ended March 31, 2007 and 2006, the Company incurred $104,001 and $82,827, respectively, in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
          During the three months ended March 31, 2007 and 2006, the Company realized income tax benefits of $82,689 and $28,213, respectively, as a result of disqualifying dispositions of incentive stock options and exercises or nonqualified stock options, which is included in income taxes payable and additional paid-in capital.
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
          The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The trial date has been re-scheduled for February 2008.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
(2)	Clark County Public Works, Clark County, Nevada – Previously, the Company had several claims against Clark County related to work that was performed on a project completed in 2000. The Company settled with Clark County on all but one of the claims in 2006. The remaining claim, which we refer to as the Shoring Entitlement claim, was asserted by a subcontractor on the project. A significant portion of the claim was rejected in 2004 by a three-member arbitration panel in a partial ruling of the original claim. Because of this ruling, the Company has not included amounts related to this claim in any of its disclosures surrounding outstanding claims amounts. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005, MVCI filed an appeal to the Nevada Supreme Court. The primary issues related to the claim filed against Clark County Public Works were changed conditions, constructive changes, contract modifications and associated delay costs. A date has not yet been established for the Nevada Supreme Court to hear the appeals.

(3)	Federal Highway Administration – The approximate total value of claims on this project is $7.1 million, of which $6.8 million is on behalf of MVCI and the balance of $0.3 million is on behalf of a subcontractor. The primary issues are unforeseen conditions, changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. On September 18, 2006 MVCI submitted a formal claim with the Federal Highway Administration. MVCI was informed on December 1, 2006 that a formal decision would not be provided until at least June 2007.
          The combined total of all outstanding claims as of March 31, 2007 is $19,084,311. MVCI’s portion of the total claims is $15,088,871 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,995,440. Total claim amounts reported by MVCI are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $2,463,880 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
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
Lawsuits Filed Against Meadow Valley Contractors, Inc.
(1)	Johnson & Danley Construction Co., Inc. (“JDCC”), J.D. Materials, Inc. (“JDM”) and Joel T. Danley (“Danley”) (collectively “J&D”), Twelfth Judicial District, District of New Mexico – JDCC was the prime contractor and MVCI was a subcontractor to JDCC on one of the two contracts involved in MVCI’s disputes with the state of New Mexico. JDCC was also a subcontractor to MVCI on other contracts in New Mexico. JDM is the owner of an aggregate pit in Alamogordo, NM and leased the pit to MVCI under a mineral lease agreement. Danley is believed to be an officer and owner of JDCC and JDM. JDCC filed for Chapter 11 bankruptcy protection, which in accordance with the contract,

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

(2)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(3)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The Complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint. MVCI denies responsibility for the accident and is vigorously defending the action. MVCI is unable to ascertain if any loss is probable or even estimatable and accordingly, has not accrued a liability related to this complaint as of March 31, 2007.
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

	For the Three Months Ended
	March 31,
	2007	2006
Weighted average common shares outstanding	5,120,296	4,154,444
Dilutive effect of:
Stock options	175,556	322,114

Weighted average common shares outstanding assuming dilution	5,295,852	4,476,559

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Earnings per Share (Continued):
          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. The Company had anti-dilutive common stock equivalents as of March 31, 2007 as described below.
          The Company’s diluted net income per common share at March 31, 2007 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares underlying options and warrants to purchase 327,461 common shares at a range of $1.46 to $10.11. The weighted average number of warrants to purchase 87,120 shares at $12.60 per share were outstanding at March 31, 2007, but were not included in the computation of diluted net income per common shares because the warrants’ exercise price was greater than the average market price of the common share.
          Options to purchase 470,582 common shares at a range of $1.46 to $9.38 per share were outstanding during 2006.
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
          The effective income tax rate of approximately 36% for the three months ended March 31, 2007 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 37% for the three months ended March 31, 2006 differed from the statutory rate, due primarily to state income taxes.
10. Subsequent Events:
          In April of 2007, the Company was awarded approximately $47.5 million in new contracts, all of which were previously announced in press releases. The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $90.2 million (unaudited) at March 31, 2007. The above referenced new contract amounts were added to the Company’s backlog subsequent to March 31, 2007.

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

	Three Months Ended March 31,
	2007			2006
		Construction	Materials		Construction	Materials
(dollars in thousands)	Services	Materials	Testing	Services	Materials	Testing
Gross revenue	$22,724	$20,363	$279	$25,303	$21,132	$—
Intercompany revenue	—	(652)	(65)	(684)	(1)	—
Cost of revenue	20,813	18,261	339	23,228	18,459	—
Interest income	281	88	—	96	93	—
Interest expense	(36)	(42)	—	(46)	(29)	—
Depreciation and amortization	646	994	4	588	788	—
Income (loss) before income taxes and minority interest in consolidated subsidiary	422	1,081	(174)	518	1,606	—
Income tax benefit (expense)	(219)	(316)	63	(194)	(590)	—
Income (loss) before minority interest in consolidated subsidiary	203	765	(111)	324	1,016	—
Minority interest in consolidated subsidiary	—	(327)	—	—	(476)	—
Net income (loss)	203	438	(111)	324	540	—
Total assets	56,275	49,528	860	44,282	45,027	—
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
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and any changes thereto in Part II, Item 1A “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the construction services and construction materials segments of our business are very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
          In general, labor, equipment and disposable materials tend to be the types of costs with the greatest uncertainty, and, therefore, have the greatest risk of variation from budgeted costs. Permanent materials and subcontract costs tend to be more predictable and, to a greater degree, can be fixed for the duration of the contract, thus have less risk of variation from the original estimate. We have avoided material deterioration of profit margins due to untimely delivery of important construction materials or from rapidly rising costs of the same, and from minor cost overruns due to rising costs of raw materials in our construction services segment. A significant and unforeseen rise in the cost of crude oil could negatively impact our performance. Likewise, prolonged shortages of raw materials could delay progress on projects, cause cost overruns and potentially erode profit margins.

Overview
          This year’s first quarter was more indicative of the seasonality normally seen in the construction industry when, during the winter months, the shorter days, cooler temperatures and wet weather may impact the number of hours the construction industry can perform their functions. In part, the unusually mild and dry weather during the first quarter of 2006 accounts for the difference in performance of this year’s first quarter when compared to last year. In addition, the decline in the housing industry that began in the second quarter of 2006 continues to be a factor in the reduced overall demand for our materials segment’s products and, while contract backlog of our services segment at the beginning of the first quarter was 31% greater than last year’s beginning backlog, the project schedules simply required less work to be performed by our services segment in this year’s first quarter than last year. The backlog will roll forward into future quarters which should be busier. All of this resulted in nearly a 7% decline in consolidated revenue for the quarter when comparing this year’s first quarter to last year’s first quarter. Gross profit for the first quarter of 2007 declined approximately 17% from last year’s exceptionally good first quarter, due primarily to the drop in revenue, a decline in gross margin of our materials segment, and also due to losses in our testing segment which began operations in the second quarter of last year and which has also been impacted by the housing slowdown and by lower margins on public works projects.
          We are encouraged by the prospects for our services segment in the coming year based upon the growth in contract backlog that we have achieved and the continuing strength of the non-residential sectors of the construction industry that help to partially offset the declining residential sector. Contract backlog as of the end of the quarter was $90.2 million, or 40% greater than last year’s $64.5 million. The increased bonding capacity we have earned has increased our ability to compete for new contracts. We expect to have more bidding opportunities based upon the outlook for upcoming projects.
          For our materials segment, we believe that if the residential sector can avoid further declines and if the strength of the non-residential construction sectors remain at no less than their current level of activity, then demand for our product will sustain reasonable long-term growth that we expect will continue; driven in part, by the population and job growth within the geographic areas in which we operate. The volume of residential activity in our markets, which represents approximately 50% of our ready-mix concrete sales, increased slightly over the fourth quarter of 2006. However, residential development in the markets we serve is still weak when compared to the brisk demand of recent years. One of the keys to improving our financial results in 2007 compared to 2006 will be the degree to which the expansion plants implemented in 2006 can contribute to the materials segment’s profitability. During the last twelve months, we completed the relocation of batching equipment and the installation of crushing, screening and washing equipment at the Lee Canyon facility northwest of Las Vegas; we upgraded our batch plant at the Moapa quarry site; we erected a third batch plant facility in southwest Phoenix metropolitan area and we added to our mixer truck fleet. Sales volumes of ready mix concrete and production volumes of aggregates have not yet reached the levels necessary to permit these new expansions to contribute to our profitability. Collectively, these new additions do not reflect any contributions to our profitability in the first quarter of 2007.
Critical Accounting Policies, Estimates and Judgments
          Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe our most critical accounting policies are revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowances for doubtful accounts, our inventory allowance, the valuation of property and equipment, and our accounting policies on contingencies, income taxes and the valuation of stock-based compensation. The revenue recognition and cost estimation accounting method is applied by our construction services segment to heavy construction projects executed under multi-year contracts with various customers.
          Revenue and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total of direct costs. Direct costs include, among other things, direct labor, field labor, equipment rent, subcontracting, direct materials, and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are recognized in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.
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
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2007 and December 31, 2006 amounted to $380,951 and $395,243, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts, we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
          We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At March 31, 2007 and December 31, 2006, inventories of $1,184,462 and $1,366,534, respectively, are net of reserves of $199,936 and $200,000, respectively. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions or market activity.
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
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that we are required to consolidate our subsidiaries for financial reporting purposes, while being separately reported for tax purposes. As of March 31, 2007, we had total deferred tax assets of $.6 million with no valuation allowance and total deferred tax liabilities of $3.0 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
New Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently evaluating the impact of SFAS 159 on our financial statements, but do not expect this new accounting pronouncement to have a material impact.

Results of Operations
          The following table sets forth, for the three months ended March 31, 2007 and 2006, certain items derived from the Company’s condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Three months ended March 31,
	2007		2006
(dollars in thousands)	(Unaudited)
Revenue:
Construction services	$22,724	53.3%	$24,619	53.8%
Construction materials	19,711	46.2%	21,131	46.2%
Construction materials testing	214	0.5%	—	0.0%

Total revenue	42,649	100.0%	45,750	100.0%

Gross profit	3,953	9.3%	4,748	10.4%
General and administrative expenses	3,017	7.1%	2,759	6.0%

Income from operations	936	2.2%	1,989	4.3%
Interest income	369	0.9%	189	0.4%
Interest expense	(78)	-0.2%	(75)	-0.2%
Other income	102	0.2%	21	0.1%

Income before income taxes and minority interest in consolidated subsidiary	1,329	3.1%	2,124	4.6%
Income tax expense	(472)	-1.1%	(784)	-1.7%

Income before minority interest in consolidated subsidiary	857	2.0%	1,340	2.9%
Minority interest in consolidated subsidiary	(327)	-0.8%	(476)	-1.0%

Net income	$530	1.2%	$864	1.9%

Depreciation and amortization	$1,644	3.9%	$1,376	3.0%

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
          Revenue and Backlog. Consolidated revenue for the three months ended March 31, 2007, which we refer to as “interim 2007,” was $42.6 million compared to $45.7 million for the three months ended March 31, 2006, which we refer to as “interim 2006.” The decrease in revenue was primarily the result of a $1.9 million decrease in revenue from the construction services segment and a $1.4 million decrease in revenue from the construction materials segment, offset by $.2 million increase in revenue from the construction materials testing segment. The decrease in the construction materials segment was due to a 12.0% decrease in total sales unit volume, partially offset by a 9.5% increase in the average unit sales price. The construction services segment revenue was impacted by the amount of the progress schedules of current projects in progress and nature of the contracts contained in the backlog at the beginning of interim 2007. The decreased services revenue in interim 2007 was also due to more typical weather conditions during interim 2007 when compared to the unusually mild and dry weather experienced in interim 2006, which enabled us to incur more direct costs on projects in progress, thereby earning more revenue in interim 2006.
          Gross Profit. Consolidated gross profit decreased to $4.0 million for interim 2007 from $4.7 million for interim 2006 and consolidated gross margin, as a percent of revenue, decreased to 9.3% in interim 2007 from 10.4% in interim 2006. Gross profit from construction services decreased to $1.9 million in interim 2007 when compared to $2.1 million in interim 2006 and the gross profit margin remained at 8.4%. Gross profit margins in the services segment are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2007 may not be indicative of the annual gross profit margin. Gross profit from construction materials decreased to $2.1 million in interim 2007 from $2.7 million in interim 2006 and the gross profit margin decreased to 10.7% from 12.6% in the respective periods. The decrease in the gross profit margin during interim 2007 was primarily due to the reduction in our volume or sale of cubic yards of concrete and the increased expenses associated with the expansion efforts we initiated during 2006.

          General and Administrative Expenses. General and administrative expenses increased to $3.0 million for interim 2007 from $2.8 million in interim 2006. General and administrative expenses increased due to increases in public company expenses and consulting fees, increases in safety program expenses and administrative depreciation related to the purchase of an office building in 2006.
          Interest Income, Expense and Other Income. Interest income and other income increased $.3 million, while interest expense remained flat in interim 2007 compared to interim 2006. Interest income and other income increased due to interest earned on increased cash balances, gains on the sale of equipment and increased miscellaneous income.
          Income Taxes. The income tax provision for interim 2007 was $.5 million compared to an income tax provision of $.8 million for interim 2006 due to a decrease in pre-tax income in interim 2007 when compared to interim 2006.
          Net Income. Net income was $.5 million for interim 2007 as compared to net income of $.9 million for interim 2006. The overall decrease in net income was the result of the decreases in revenue and gross profit, as discussed above.
Liquidity and Capital Resources
          Our primary need for capital will be to maximize our working capital to continually improve our bonding capacity.
          Historically, our primary source of cash has been from operations and financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the coming year.
          We currently have credit facilities with CIT Construction, also referred to as “CIT,” which provides us with $8.0 million in revolving credit and $15.0 million in capital expenditure commitments. These credit facilities are collateralized by each of our subsidiaries’ assets as well as our guarantee. Under the terms of the agreements, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). The Company, MVCI and RMI, are also required to maintain a ratio of cash flow to current portion of long term debt. As of March 31, 2007, we were compliant with these covenants. As of March 31, 2007, approximately $7.3 million in revolving credit was available under these agreements. As of March 31, 2007, the Company and RMI had approximately $4,660,000 of availability under the capital expenditure commitment.
          The following table sets forth for the three months ended March 31, 2007 and 2006, certain items from the condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows provided by (used in) operating activities	$2,250,790	$(2,714,666)
Cash flows used in investing activities	(1,672,113)	(4,292,311)
Cash flows provided by (used in) financing activities	(476,831)	382,744
          Cash provided by operating activities during interim 2007 of $2.2 million represents a $5.0 million increase from the amount used in operating activities during interim 2006. The change was primarily due to the decrease of cash paid to suppliers and employees, partially offset by a decrease in cash received from customers.
          Cash used in investing activities during interim 2007 of $1.7 million represents a $2.6 million decrease from the amount used in investing activities during interim 2006. The change was primarily due to the decrease in the purchase of property and equipment.
          Cash used in financing activities during interim 2007 of $.5 million represents a $.9 million decrease from the amount provided by financing activities during interim 2006. The change was primarily due to the decrease in proceeds from notes payable of $.5 million and $.4 million more cash used in repayments of notes payable.

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
          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at March 31, 2007. Assuming a 100 basis point increase in the prime interest rate at March 31, 2007, the potential increase in the fair value of our debt obligations would have been approximately $.03 million at March 31, 2007. See Note 3—Notes payable in the accompanying March 31, 2007 condensed consolidated financial statements.
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
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 during the three months ended March 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other Information
          None
Item 6. Exhibits
     Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION
(Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer
May 9, 2007

By	/s/ David D. Doty

David D. Doty
Chief Financial Officer
May 9, 2007

INDEX TO EXHIBITS
     Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002