Form 10-Q
period 2007-06-30
MEADOW VALLEY CORP
filed 2007-08-13
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐;       Accelerated filer ☐;      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2007:
Common Stock, $.001 par value
5,129,760 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$27,670,133	$29,354,582
Restricted cash	—	605,243
Accounts receivable, net	33,651,974	25,990,763
Prepaid expenses and other	1,668,567	2,820,768
Inventory, net	1,251,055	1,366,534
Costs and estimated earnings in excess of billings on uncompleted contracts	462,015	1,254,860
Note receivable	108,640	106,499
Deferred tax asset	580,474	561,199

Total current assets	65,392,858	62,060,448
Property and equipment, net	36,493,390	35,553,000
Refundable deposits	884,141	1,492,967
Note receivable, less current portion	480,500	535,360
Claims receivable	2,463,880	2,463,880

Total assets	$105,714,769	$102,105,655

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$18,985,232	$13,298,114
Accrued liabilities	5,365,318	7,569,928
Notes payable	4,638,325	4,837,628
Obligations under capital leases	148,428	332,898
Income tax payable	93,414	399,536
Billings in excess of costs and estimated earnings on uncompleted contracts	13,791,995	8,366,754

Total current liabilities	43,022,712	34,804,858
Notes payable, less current portion	13,730,386	13,894,382
Obligations under capital leases, less current portion	7,765	102,100
Deferred tax liability	2,974,857	2,974,857

Total liabilities	59,735,720	51,776,197

Commitments and contingencies
Minority interest in consolidated subsidiary	14,424,956	18,988,244

Stockholders’ equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value; 15,000,000 shares authorized, 5,129,760 and 5,098,679 issued and outstanding	5,130	5,099
Additional paid-in capital	20,023,938	21,197,456
Capital adjustments	(799,147)	(799,147)
Retained earnings	12,324,172	10,937,806

Total stockholders’ equity	31,554,093	31,341,214

Total liabilities and stockholders’ equity	$105,714,769	$102,105,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Construction services	$59,061,711	$49,907,031	$36,338,017	$25,288,003
Construction materials	41,814,357	44,090,244	22,103,800	22,959,604
Construction materials testing	423,608	69,262	209,185	69,262

Total revenue	101,299,676	94,066,537	58,651,002	48,316,869

Cost of revenue:
Construction services	54,665,443	45,909,736	33,852,768	23,365,663
Construction materials	37,355,924	38,576,711	19,746,381	20,119,029
Construction materials testing	527,039	65,250	253,552	65,250

Total cost of revenue	92,548,406	84,551,697	53,852,701	43,549,942

Gross profit	8,751,270	9,514,840	4,798,301	4,766,927
General and administrative expenses	6,222,499	5,472,111	3,205,523	2,713,169

Income from operations	2,528,771	4,042,729	1,592,778	2,053,758

Other income (expense):
Interest income	768,163	358,466	398,880	169,210
Interest expense	(146,265)	(153,733)	(68,001)	(78,608)
Other income	165,850	45,403	64,145	24,665

	787,748	250,136	395,024	115,267

Income before income taxes and minority interest in consolidated subsidiary	3,316,519	4,292,865	1,987,802	2,169,025
Income tax expense	(1,229,677)	(1,591,138)	(757,884)	(806,812)

Income before minority interest in consolidated subsidiary	2,086,842	2,701,727	1,229,918	1,362,213
Minority interest in consolidated subsidiary	700,476	964,042	373,445	488,486

Net income	$1,386,366	$1,737,685	$856,473	$873,727

Basic net income per common share	$0.27	$0.42	$0.17	$0.21

Diluted net income per common share	$0.26	$0.39	$0.16	$0.19

Basic weighted average common shares outstanding	5,124,545	4,158,088	5,128,793	4,161,732

Diluted weighted average common shares outstanding	5,305,079	4,478,871	5,314,305	4,481,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2007
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2007	5,098,679	$5,099	$21,197,456	$(799,147)	$10,937,806

Common stock issued on exercise of options	31,081	31	62,462	—	—

Stock-based compensation expense	—	—	208,404	—	—

Excess tax benefits from share-based payment arrangements	—	—	82,689	—	—

Excess payments from purchase of minority interest common stock	—	—	(1,527,073)	—	—

Net income for the six months ended June 30, 2007	—	—	—	—	1,386,366

Balance at June 30, 2007	5,129,760	$5,130	$20,023,938	$(799,147)	$12,324,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$99,814,922	$93,700,658
Cash paid to suppliers and employees	(89,610,237)	(89,570,936)
Income taxes paid	(1,555,074)	(1,109,368)
Interest received	768,163	358,466
Interest paid	(146,265)	(153,733)

Net cash provided by operating activities	9,271,509	3,225,087

Cash flows from investing activities:
Decrease (increase) in restricted cash	605,243	(2,031,889)
Proceeds from sale of property and equipment	238,236	220,159
Purchase of property and equipment	(2,323,612)	(7,135,300)
Proceeds from note receivable	52,719	—
Purchase of minority interest common stock	(6,790,838)	—

Net cash used in investing activities	(8,218,252)	(8,947,030)

Cash flows from financing activities:
Proceeds from issuance of common stock	62,493	55,080
Proceeds from notes payable	2,699,929	3,083,540
Repayment of notes payable	(5,304,012)	(2,895,876)
Repayment of capital lease obligations	(278,805)	(269,200)
Excess tax benefits from share-based payment arrangements	82,689	45,565

Net cash provided by (used in) financing activities	(2,737,706)	19,109

Net decrease in cash and cash equivalents	(1,684,449)	(5,702,834)

Cash and cash equivalents at beginning of period	29,354,582	23,565,317

Cash and cash equivalents at end of period	$27,670,133	$17,862,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Increase (decrease) in cash and cash equivalents (Continued):
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,386,366	$1,737,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,421,035	2,842,041
Gain on sale of property and equipment	(61,681)	(23,296)
Stock-based compensation expense	208,404	141,047
Deferred taxes, net	(19,275)	(17,705)
Allowance for doubtful accounts	145,798	38,838
Inventory allowance	(64)	—
Minority interest in consolidated subsidiary	700,476	964,042

Changes in operating assets and liabilities:
Accounts receivable	(7,807,009)	(5,062,190)
Income tax receivable	—	20,030
Prepaid expenses and other	1,178,618	839,780
Inventory	115,543	(555,723)
Costs and estimated earnings in excess of billings on uncompleted contracts	792,845	(751,948)
Refundable deposits	608,826	270,793
Claims receivable	—	1,791,404
Other receivable	—	115,000
Accounts payable	5,687,118	(1,507,188)
Accrued liabilities	(2,204,610)	(1,731,717)
Income tax payable	(306,122)	479,446
Billings in excess of costs and estimated earnings on uncompleted contracts	5,425,241	3,634,748

Net cash provided by operating activities	$9,271,509	$3,225,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
   Presentation of Interim Information:
     The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2007 and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed consolidated balance sheet data was derived from audited condensed consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
   Seasonal Variations:
     Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
   Nature of Corporation:
     Meadow Valley Corporation was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“Construction services segment”), Ready Mix, Inc. (“RMI”) (“Construction materials segment”) and Apex Testing Corp. (“Apex”) (“Construction materials testing segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in southern Nevada and Arizona. RMI manufactures and distributes ready mix concrete in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. In 2005, the Company sold, in a public offering, approximately 47% of its ownership interest in RMI. In June and July of 2007, the Company purchased 566,212 shares of RMI common stock from its minority interest shareholders. As of June 30, 2007, the Company held approximately 66% of RMI’s outstanding common stock. Apex is a construction materials testing provider in the Las Vegas, Nevada area. In May 2006, Apex was formed and subsequently, assets were purchased for approximately $134,000 from an existing materials testing company in Las Vegas, Nevada.
   Liquidity:
     The Company had income from operations for the six months ended June 30, 2007 of $2,528,771 and provided cash from operating activities of $9,271,509. For the six months ended June 30, 2006, the Company had income from operations of $4,042,729 and cash provided from operating activities of $3,225,087.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
   Claims Receivable:
     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2007, the total amount of contract claims filed by the Company with various public entities was $19,084,311. Of this amount, the Company’s portion was $15,088,871 and the balance of $3,995,440 pertains to other contractors’ claims.
     Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $2,463,880 in cumulative claims receivable as of June 30, 2007 to offset a portion of costs incurred-to-date on the claims.
     The Company has not accrued a liability related to the contractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.
     Although the Company believes that the claims receivable amounts represent a reasonably conservative estimate, any claims proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $2,463,880 will decrease earnings. Conversely, a payment for those same items in excess of $2,463,880 will result in increased earnings.
     A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763 as of June 30, 2007. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.
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
   Recent Accounting Pronouncements:
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this new accounting pronouncement to have a material impact.
     In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its financial position and results of operations.
2. Stock-Based Compensation:
     The Company and RMI both have individual stock-based compensation plans. Meadow Valley Corporation’s accompanying condensed consolidated financial statements and these related notes to financial statements have been presented on a consolidated basis and therefore include RMI’s stock-based compensation information. The information below is presented to show disclosures related to both the Company’s and RMI’s individual stock-based compensation plans. Under the sub-heading “Meadow Valley Corporation” of this footnote, information is included only with respect to the Company’s plan, with the exception of information presented that is directly related to the consolidation of the accompanying financial statements and this information is indicated as “consolidated.” Under the sub-heading “Ready Mix, Inc.” of this footnote, information is only for RMI’s plan.
   Meadow Valley Corporation:
     On January 1, 2006, the Company adopted the fair value recognition provisions SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
     As of June 30, 2007, the Company has the following stock-based compensation plans:
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The 2004 Plan authorizes the issuance of up to 1,200,000 shares of Common Stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of Common Stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2007, 170,149 shares were available for future grant under the 2004 Plan. The stock options have terms from five to ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of the grant.
     The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

Awards Prior to
January 1, 2007
Dividend yield	0%
Expected volatility	23.94% - 82.23%
Weighted-average expected volatility	50.04%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$1.34
     No awards were granted during the six months ended June 30, 2007.
     The following table summarizes the Company’s stock option activity during the first half of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	434,542	4.86	3.98	$818,371	$2,298,228
Granted	—	—	—	—
Exercised	(31,081)	2.01	5.52	(27,656)	289,770
Forfeited or expired	(80,000)	5.31	—	(80,800)

Outstanding June 30, 2007	323,461	5.02	4.27	$709,915	$2,926,016

Exercisable June 30, 2007	228,461	2.94	4.25	$249,265	$2,542,516

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of June 30, 2007, for those awards that have an exercise price currently below the closing price as of June 30, 2007. Awards with an exercise price above the closing price as of June 30, 2007 are considered to have no intrinsic value.
     A summary of the status of the Company’s nonvested shares as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	95,000	$4.85
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested stock options at June 30, 2007	95,000	$4.85

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     During the six months ended June 30, 2007 and 2006, the Company recognized consolidated compensation expense of $208,404 and $141,047, of which $135,441 and $80,714, respectively, was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $10,907 and $5,099, respectively, related thereto. As of June 30, 2007, there was $371,855 of total unrecognized compensation cost, net of $7,526 attributable to estimated forfeitures, related to nonvested stock options granted under the Plan. That cost is expected to be recognized over the weighted average period of 2.31 years. During the six months ended June 30, 2007, 80,000 exercisable awards expired unexercised with a grant date fair value per share of $1.01 and an aggregate grant date fair value of $80,800.
     During the six months ended June 30, 2007 and 2006, 31,081 and 25,941 common stock options were exercised with aggregate intrinsic values of $289,770 and $265,811, respectively. Also during the six months ended June 30, 2007 and 2006, the Company received proceeds of $62,493 and $55,080, respectively, as a result of the exercise of common stock options.
  Ready Mix, Inc.:
     On January 1, 2006, RMI adopted the fair value recognition provisions of SFAS 123R. RMI recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
     As of June 30, 2007, RMI has the following stock-based compensation plan:
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
     RMI has reserved 675,000 shares of its common stock for issuance under the plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2007, 326,875 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of RMI’s common stock on the date of grant.
     RMI uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards granted
prior to
January 1, 2007
Dividend yield	0%
Expected volatility	21.4% - 39.1%
Weighted-average volatility	26.60%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.40
     No awards were granted during the six months ended June 30, 2007.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The following table summarizes the stock option activity during the first six months of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	350,625	$10.90	3.65	$839,741
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding June 30, 2007	348,125	$10.90	3.15	$834,866	$643,844

Exercisable June 30, 2007	158,667	$11.06	2.61	$315,408	$267,542

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of June 30, 2007, for those awards that have an exercise price currently below the closing price as of June 30, 2007. Awards with an exercise price above the closing price as of June 30, 2007 are considered to have no intrinsic value.
     A summary of the status of RMI’s nonvested shares as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	267,084	$2.51
Granted	—	—
Vested	(75,126)	1.95
Forfeited	(2,500)	1.95

Nonvested stock options at June 30, 2007	189,458	$2.74

     During the six months ended June 30, 2007 and 2006, RMI recognized compensation expense of $135,441 and $80,714, and a tax benefit of $13,091 and $5,099, respectively, related thereto. As of June 30, 2007, there was $375,519 of total unrecognized compensation cost, net of $3,703 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average period of 2.04 years. The total fair value of 75,126 and 76,791 options vested during the six months ended June 30, 2007 and 2006, was $146,496 and $150,510, respectively. During the six months ended June 30, 2007, 2,500 awards were forfeited, fair value per share of $1.95, with a total fair value of $4,875.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Notes Payable:
     Notes payable consists of the following:

	June 30,	December 31,
	2007	2006
Balance of notes payable outstanding from year end	$14,979,140	$18,732,010

Notes payable, interest rates ranging from 7.13% to 8.03%, with combined monthly principal payments of $48,663 plus interest, due dates ranging from February 29, 2012 to February 28, 2013, collateralized by equipment	3,167,797	—

Notes payable, interest rates ranging from 7.943% to 9.5% with combined monthly payments of $4,130, due dates ranging from January 13, 2012 to February 15, 2012, collateralized by vehicles	188,845	—

Note payable, non-interest bearing, with monthly payments of $588, due February 29, 2012 (Less unamortized discount of $5,217 - effective rate of 7.5%), collateralized by a vehicle	32,929	—

	18,368,711	18,732,010
Less: current portion	(4,638,325)	(4,837,628)

	$13,730,386	$13,894,382

     Following are maturities of long-term debt as of June 30, 2007 for each of the following years:

2008	$4,638,325
2009	4,625,647
2010	4,042,600
2011	2,619,574
2012	1,083,220
Subsequent to 2012	1,359,345

$18,368,711

4. Lines of Credit:
     As of June 30, 2007, the Company had a $3,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of June 30, 2007 was 9.0%. The balance outstanding on the line of credit as of June 30, 2007 was $250,000. The line of credit agreement allows for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and MVCI are also required to maintain a minimum cash flow to current portion of long-term debt. As of June 30, 2007, the Company and MVCI were compliant with these covenants.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Lines of Credit (Continued):
     As of June 30, 2007, RMI had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of June 30, 2007 was 8.5%. The balance outstanding on the line of credit as of June 30, 2007 was $1,264,012. The line of credit agreement allows for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and RMI are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of June 30, 2007, the Company and RMI were compliant with these covenants.
     As of June 30, 2007, the Company had a line of credit in the amount of $2,023,102, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of June 30, 2007 was 9.0%. The balance outstanding on the line of credit as of June 30, 2007 was $540,669. The line of credit agreement allows for interest only payments until December 31, 2007. Then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2010 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and MVCI are also required to maintain a minimum cash flow to current portion of long-term debt. As of June 30, 2007, the Company and MVCI were compliant with these covenants.
     In addition to such lines of credit agreements, the Company and RMI have each established capital expenditure commitments in the amounts of $5,000,000 and $10,000,000, respectively. The purpose of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of June 30, 2007, the Company and RMI had approximately $2,560,000 and $1,930,000, respectively, available to draw against under such commitments.
5. Commitments:
     During the six months ended June 30, 2007, the Company extended one of its office leases with a monthly payment of $9,740. The Company also entered into various lease agreements for office equipment with a combined monthly payment of $1,420. Minimum future rental payments under the non-cancelable operating leases entered into during the six months ended June 30, 2007, for each of the following years are:

2008	$132,618
2009	126,118
2010	96,899
2011	7,502
2012	2,681

$365,818

     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of June 30, 2007.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Commitments (Continued):
     The Company enters into agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors, which include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.
6. Statement of Cash Flows:
  Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the six months ended June 30, 2007 and 2006, the Company financed the purchase of equipment in the amount of $2,240,786 and $3,826,179, respectively.
     During the six months ended June 30, 2007 and 2006, the Company incurred $208,404 and $141,047, respectively, in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
     During the six months ended June 30, 2007 and 2006, the Company realized income tax benefits of $82,689 and $45,565, respectively, as a result of disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, which is included in income taxes payable and additional paid-in capital.
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
     The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
     Requests for Equitable Adjustment to Construction Contracts. The Company has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12.0 million of which $8.3 million is on behalf of MVCI and the balance of $3.7 million is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The trial date has been re-scheduled for February 2008.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
(2)	Clark County Public Works, Clark County, Nevada – Previously, the Company had several claims against Clark County related to work that was performed on a project completed in 2000. The Company settled with Clark County on all but one of the claims in 2006. The remaining claim, which we refer to as the Shoring Entitlement claim, was asserted by a subcontractor on the project. A significant portion of the claim was rejected in 2004 by a three-member arbitration panel in a partial ruling of the original claim. Because of this ruling, the Company has not included amounts related to this claim in any of its disclosures surrounding outstanding claims amounts. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005. MVCI filed an appeal to the Nevada Supreme Court, which was denied in July 2007.

(3)	Federal Highway Administration – The approximate total value of claims on this project is $7.1 million, of which $6.8 million is on behalf of MVCI and the balance of $0.3 million is on behalf of a subcontractor. The primary issues are unforeseen conditions, changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. On September 18, 2006 MVCI submitted a formal claim with the Federal Highway Administration. MVCI was informed in June, 2007 that a formal decision would not be provided until at least September 2007.
     The combined total of all outstanding claims as of June 30, 2007 is $19,084,311. MVCI’s portion of the total claims is $15,088,871 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,995,440. Total claim amounts reported by MVCI are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $2,463,880 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
resulted in the termination of its contract with the New Mexico State Highway and Transportation Department (“NMSHTD”). The payment and performance bonds supplied by JDCC in connection with the one contract for which JDCC was the prime contractor had been furnished by MVCI’s surety companies. MVCI indemnified the surety companies against losses and claims on the one contract. Upon JDCC’s termination, the NMSHTD entered into a takeover agreement with the surety companies who subsequently entered into an agreement with MVCI to complete the work. MVCI has successfully completed the projects. In its complaint, J&D alleged, among other things, that MVCI was partially responsible for J&D’s bankruptcy and sought damages in an undetermined amount. On February 10, 2003, J&D and MVCI entered into a settlement agreement for mutual consideration whereby the two parties dismissed their claims and counterclaims in their entirety. The parties have agreed to jointly prosecute their respective claims against the NMSHTD.

(2)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(3)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The Complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint. MVCI denies responsibility for the accident and is vigorously defending the action. MVCI is unable to ascertain if any loss is probable or even estimatable and accordingly, has not accrued a liability related to this complaint as of June 30, 2007.
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

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	5,124,545	4,158,088	5,128,793	4,161,732
Dilutive effect of:
Stock options and warrants	180,534	320,783	185,512	319,451

Weighted average common shares outstanding assuming dilution	5,305,079	4,478,871	5,314,305	4,481,183

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Earnings per Share (Continued):
     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. The Company did not have anti-dilutive common stock equivalents as of June 30, 2007.
     The Company’s diluted net income per common share at June 30, 2007 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares underlying options and warrants to purchase 411,915 common shares at a range of $1.46 to $12.60.
     Options to purchase 468,582 common shares at a range of $1.46 to $9.38 per share were outstanding during 2006.
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
     The effective income tax rate of approximately 37% for the six months ended June 30, 2007 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 37% for the six months ended June 30, 2006 differed from the statutory rate, due primarily to state income taxes.
10. Subsequent Events:
     In July 2007, the Company purchased an additional 89,662 shares of RMI common stock under block trade agreements. Cash on hand was used to complete the purchase. The Company held an approximate 68% ownership interest in RMI after giving effect to this purchase.
     On July 2, 2007, the Company granted each of its outside, independent directors to purchase 5,000 shares of common stock. These options vested upon grant and expire in 2012. The exercise price per share for these stock options is $13.88.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Segment Information:
     The Company manages and operates three segments — construction services, construction materials and construction materials testing. The construction services segment provides construction services to a broad range of public and some private customers primarily in southern Nevada and Arizona. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, Nevada and Phoenix, Arizona markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of three locations in the Las Vegas, Nevada vicinity, one location in the Moapa, Nevada vicinity and three locations in the Phoenix, Arizona vicinity. The construction materials testing segment provides materials testing services to the broader construction industry in the Las Vegas, Nevada area.

	Six Months Ended June 30,
	2007			2006
	Construction			Construction
			Materials			Materials
(dollars in thousands)	Services	Materials	Testing	Services	Materials	Testing
Gross revenue	$59,062	$42,865	$587	$50,918	$44,129	$69
Intercompany revenue	—	(1,051)	(163)	(1,011)	(39)	—
Cost of revenue	54,665	38,407	690	46,921	38,616	65
Interest income	584	184	—	178	180	—
Interest expense	65	81	—	90	64	—
Depreciation and amortization	1,306	2,106	9	1,185	1,656	1
Income (loss) before income taxes and minority interest in consolidated subsidiary	1,384	2,393	(460)	1,063	3,254	(24)
Income tax benefit (expense)	(499)	(897)	166	(405)	(1,195)	9
Income (loss) before minority interest in consolidated subsidiary	885	1,496	(294)	658	2,059	(15)
Minority interest in consolidated subsidiary	—	(701)	—	—	(964)	—
Net income (loss)	885	795	(294)	658	1,095	(15)
Total assets	55,692	49,572	451	45,297	49,058	225
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

Overview
     There are two primary factors affecting our performance in 2007. The first factor is the continuing degradation of the housing sector which affects demand for the materials segment’s products. The second factor is the improved contract backlog of the services segment. In comparison to 2006, our contract backlog was 31% greater at the beginning of this year and 40% greater at the beginning of this year’s second quarter. Backlog at June 30, 2007, was $104.4 million, 45.9% greater than a year ago. These backlog changes explain why the services segment revenue increased 18.3% in this year’s first half and 43.7% in this year’s second quarter when compared to the same periods in 2006. On the other hand, the residential market’s decline is the largest single reason that the materials segment revenue declined 5.2% in the first half and 3.7% in the second quarter compared to the same periods in 2006. The strength of the non-residential construction sectors has helped mitigate the impact of the weak residential sector.
     Our gross profit line is also affected by these two primary factors to the extent that volume helps carry the load of the fixed costs, particularly for the materials segment. Since initiating our expansion plans for the materials segment in 2005, this year’s second quarter is the first quarter to experience the full weight of the fixed costs of that additional capacity. In this year’s first half and second quarter, gross margin for the materials segment was 10.7% and 10.7%, respectively, compared to last year’s 12.5% and 12.4%, respectively. These numbers reflect the effect of increased fixed costs and declining volume. Volume also helps distribute the fixed costs of equipment for the services segment but has less of an impact on gross margin than does the stage of completion and performance of each individual project. For example, we tend to be conservative in claiming project profits in the early stages of completion until there are reliable indications of project performance as work progresses. So far this year, construction services segment gross profit has been somewhat affected by the amount of new work starting up as nearly 61% of our first half contract revenue came from projects 80% or less complete compared to nearly 38% for the same period of the previous year. For the services segment, gross margin in the first half and second quarter of 2007 was 7.4% and 6.8%, respectively, compared to last year’s 8.0% and 7.6%, respectively.
     We are re-thinking the materials segment’s outlook for the balance of 2007 due to the continuing softening of the housing sector beyond our expectations and the growing consensus amongst various economic forecasts predicting slower than expected recovery of residential construction. The Portland Cement Association recently revised its annual forecast for 2007 cement consumption and now predicts a 6.5% drop in cement use from 2006 to 2007 – three times their initial forecast. The Las Vegas Housing Market Letter published by Home Builders Research, Inc. reported in their July 12, 2007 letter that the number of new home permits reported year to date through June 2007 declined 35% from 2006. Likewise, the July 28, 2007 publication of The Phoenix Housing Market Letter written by RL Brown Housing Reports and published by Home Builders Marketing, Inc. and Builders Research Institute, LLC reports year to date through June 2007 housing permits in the Arizona counties of Maricopa and Pinal (metropolitan Phoenix and surrounding areas) are down 23.5% from the previous year. Non-residential construction activity remains very strong and has helped minimize the impact of the residential sector decline. According to the Department of Commerce, the seasonally-adjusted annualized rate of non-residential spending increased 18.9% year over year as of May 2007. Overall, however, these combined market forces have diminished the demand for our product, put downward pressure on our prices and reduced our ability to pass-on rising costs to our customers. We had previously stated that one of the keys to improving our financial performance was the degree to which our new expansion plants could contribute to our operations. The market’s decreased demand for ready mix concrete will make it difficult for us to increase production from the new facilities, thus less likely to fully absorb the increased fixed costs associated with the new assets without affecting margins. Based upon what we currently see, we now believe that our materials segment’s unit sales will likely be similar to last year’s second half and the materials segment’s revenue will likely be down slightly. Also, due to rising costs combined with downward pricing pressure, margins will likely compress even further.
     The outlook appears to be markedly different for the services segment. Having improved our contract backlog scenario, there is good visibility for the balance of 2007 in terms of services segment revenue. Furthermore, our mix of work is performing well relative to original estimates, the majority of which were bid at margins consistent with recent quarters. We took steps to increase our bonding capacity in order to make ourselves eligible to bid on opportunities that we had previously been forced to pass up. This is certainly reflected in our bid statistics. Year to date we have bid on 113% more work, as measured in dollars of contract value, than the same period last year and have maintained a win-rate of 23%, consistent with historical contract awards. In terms of the number of projects bid in this year’s first half, we have bid on 56% more projects than a year ago, thus indicating an increase in the average project size, in terms of dollars, of the projects we are now bidding. As of the date of this filing, our current bid schedule contains over $200 million in contracts we intend to bid before October 2007, which could change depending upon our success. Our bonding limits as of June 30, 2007 are approximately $200 million in the aggregate and $60 million for a single project.
     Notwithstanding the current market conditions, the underlying primary drivers that ultimately affect long term demand for our products and services are population and job growth. There is no abatement to these two key drivers. Both population and job growth are continuing at expected rates. We believe that the timing and location of our materials segment’s expanded production facilities will ultimately prove to be wise investments based upon the anticipated long term growth of our markets. In addition, both the current and long term outlook for demand of our infrastructure construction capabilities is very favorable.
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
     We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2007 and December 31, 2006 amounted to $541,041 and $395,243, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts, we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At June 30, 2007 and December 31, 2006, inventories of $1,251,055 and $1,366,534, respectively, are net of reserves of $199,936 and $200,000, respectively. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions or market activity.
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
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that we are required to consolidate our subsidiaries for financial reporting purposes, while being separately reported for tax purposes. As of June 30, 2007, we had total deferred tax assets of $.6 million with no valuation allowance and total deferred tax liabilities of $3.0 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
     In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently assessing the impact of EITF 06-11 on our financial position and results of operations.
Results of Operations
     The following table sets forth, for the six months and three months ended June 30, 2007 and 2006, certain items derived from the Company’s condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Six months ended June 30,				Three months ended June 30,
(dollars in thousands)	2007		2006		2007		2006
	(Unaudited)				(Unaudited)
Revenue:
Construction services	$59,062	58.3%	$49,907	53.1%	$36,338	62.0%	$25,288	52.5%
Construction materials	41,814	41.3%	44,090	46.9%	22,104	37.7%	22,960	47.5%
Construction materials testing	424	0.4%	69	0.1%	209	0.3%	69	0.0%

Total revenue	101,300	100.0%	94,066	100.0%	58,651	100.0%	48,317	100.0%

Gross profit	8,751	8.6%	9,515	10.1%	4,798	8.2%	4,767	9.9%
General and administrative expenses	6,222	6.1%	5,472	5.8%	3,205	5.5%	2,713	5.6%

Income from operations	2,529	2.5%	4,043	4.3%	1,593	2.7%	2,054	4.3%
Interest income	768	0.8%	358	0.4%	399	0.7%	169	0.3%
Interest expense	(146)	-0.1%	(154)	-0.2%	(68)	-0.1%	(79)	-0.2%
Other income	166	0.2%	45	0.0%	64	0.1%	25	0.1%

Income before income taxes and minority interest in consolidated subsidiary	3,317	3.3%	4,293	4.6%	1,988	3.4%	2,169	4.5%
Income tax expense	(1,230)	-1.2%	(1,591)	-1.7%	(758)	-1.3%	(807)	-1.7%

Income before minority interest in consolidated subsidiary	2,087	2.1%	2,702	2.9%	1,230	2.1%	1,362	2.8%
Minority interest in consolidated subsidiary	701	0.7%	964	1.0%	374	0.6%	488	1.0%

Net income	$1,386	1.4%	$1,738	1.8%	$856	1.5%	$874	1.8%

Depreciation and amortization	$3,421	3.4%	$2,842	3.0%	$1,777	3.0%	$1,466	3.0%

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenue and Backlog. Consolidated revenue for the six months ended June 30, 2007 (“interim 2007”) was $101.3 million compared to $94.1 million for the six months ended June 30, 2006 (“interim 2006”). The increase in revenue was the result of a $9.2 million increase in revenue from the construction services segment and a $.3 million increase in revenue from the construction materials testing segment, offset by a $2.3 million decrease in revenue from the construction materials segment. The increase in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of interim 2007. Backlog as of June 30, 2007 increased 45.9% from June 30, 2006 to $104.4 million. The decrease in the construction materials segment revenue resulted primarily from a 9.3% decrease in the sale of cubic yards of concrete, which we refer to as “units,” partially offset by a 6.9% increase in the average unit sales price. The decreased volume in interim 2007 was primarily due to the decline in the housing market, which has affected our residential concrete customers, and the ebbs and flows of commercial construction projects. The increased average unit sales price reflects the change in the mix of the various ready-mix products we manufacture, including higher strength products requiring higher cement content, thus a higher per unit sales price.
     Gross Profit. Consolidated gross profit decreased to $8.8 million for interim 2007 from $9.5 million for interim 2006 and consolidated gross profit margin, as a percent of revenue, decreased to 8.6% in interim 2007 from 10.1% in interim 2006. Gross profit from construction materials decreased to $4.5 million in interim 2007 from $5.5 million in interim 2006 and the gross profit margin decreased to 10.7% from 12.5% in the respective periods. The materials segment’s decrease in gross profit margin during interim 2007 compared to interim 2006 was primarily due to decreased demand for our products on an increased fixed asset base resulting from our plant and delivery expansions. Although our average unit sales price increased, our variable unit costs also increased as a percentage of revenue. We anticipate that as a result of our recent expansion efforts now nearing completion our fixed costs should stabilize and allow for future capacity when demand in our market returns. Gross profit from construction services increased to $4.4 million in interim 2007 compared to $4.0 million in interim 2006, while the gross profit margin decreased to 7.4% from 8.0% in the respective periods. The decrease in the gross profit margin during interim 2007 was due to the combined mix of various projects at the early or beginning stages of the overall progress stages. We tend to estimate project margins conservatively when projects are in the early stages of construction. Accordingly, projects performed well in interim 2007and we expect projects to continue to realize margins achieved in the last several quarters. Gross profit margins are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2007 may not be indicative of the annual gross profit margin.
     General and Administrative Expenses. General and administrative expenses increased to $6.2 million for interim 2007 from $5.5 million for interim 2006. The increase in the general and administrative expenses was the result of an increase of $.1 million in employee compensation expense, a decrease of $.1 million in legal expense, an increase of $.5 million in public company reporting and consulting expenses and an increase of $.2 million in our bad debt and administrative depreciation expenses.
     Interest Income and Expense. Interest income for interim 2007 increased to $.8 million from $.4 million for interim 2006, resulting primarily from an increase in invested cash reserves. Interest expense remained relatively flat at $.2 million for interim 2007 compared to interim 2006. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.
     Income Taxes. The decrease in the income tax provision for interim 2007 to $1.2 million compared to an income tax provision of $1.6 million for interim 2006 was due to a decrease in pre-tax income during interim 2007.
     Net Income. Net income was $1.4 million in interim 2007 as compared to net income of $1.7 million for interim 2006. Interim 2007 net income is net of approximately $.7 million of minority interest compared to $1.0 million of minority interest in interim 2006.

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
     Revenue and Backlog. Consolidated revenue for the three months ended June 30, 2007, which we refer to as “2nd quarter 2007,” was $58.7 million compared to $48.3 million for the three months ended June 30, 2006, which we refer to as “2nd quarter 2006.” The increase in revenue was the result of an $11.0 million increase in revenue from the construction services segment and a $.1 million increase in revenue from the construction materials testing segment, offset by $.9 million decrease in revenue from the construction materials segment. The decrease in the construction materials segment was due to a 6.9% decrease in the sale of cubic yards of concrete, which we refer to as “units,” partially offset by a 4.8% increase in the average unit sales price. The construction services segment revenue was impacted by the scheduled work activities of current projects in progress and the nature of the contracts contained in the backlog at the beginning of 2nd quarter 2007. During the 2nd quarter 2007, backlog increased 15.7% to $104.4 million.
     Gross Profit. Consolidated gross profit remained relatively flat at $4.8 million for 2nd quarter 2007 compared to 2nd quarter 2006 and consolidated gross margin, as a percent of revenue, decreased to 8.2% in 2nd quarter 2007 from 9.9% in 2nd quarter 2006. Gross profit from construction services increased to $2.5 million in 2nd quarter 2007 when compared to $1.9 million in 2nd quarter 2006 and the gross profit margin decreased to 6.8% from 7.6% in the respective periods. Gross profit margins in the services segment are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Accordingly, the gross profit in 2nd quarter 2007 may not be indicative of the annual gross profit margin. Gross profit from construction materials decreased to $2.4 million in 2nd quarter 2007 from $2.8 million in 2nd quarter 2006 and the gross profit margin decreased to 10.7% from 12.4% in the respective periods. The decrease in the gross profit margin during 2nd quarter 2007 was primarily due to decreased demand for our products on an increased fixed asset base resulting from our plant and delivery expansions. Although our average unit sales price increased, our variable unit costs also increased as a percentage of revenue.
     General and Administrative Expenses. General and administrative expenses increased to $3.2 million for 2nd quarter 2007 from $2.7 million in 2nd quarter 2006. General and administrative expenses increased due to a $.1 million increase in employee compensation expense, a $.1 million increase in bad debt expense and a $.3 million increase in public company expenses.
     Interest Income, Expense and Other Income. Interest income and other income increased $.3 million, while interest expense remained flat in 2nd quarter 2007 compared to 2nd quarter 2006. Interest income and other income increased due to interest earned on increased cash balances, gains on the sale of equipment and increased miscellaneous income.
     Income Taxes. The income tax provision remained relatively flat at $.8 million for 2nd quarter 2007 compared 2nd quarter 2006.
     Net Income. Net income remained relatively flat at $.9 million for 2nd quarter 2007 and 2nd quarter 2006.
Liquidity and Capital Resources
     Our primary need for capital will be to maximize our working capital to continually improve our bonding capacity.
     Historically, our primary source of cash has been from operations and financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the next 12 months.
     We currently have credit facilities with Wells Fargo Equipment Finance, Inc., formerly known as CIT Construction (“WFE”), which provides us with $8.0 million in revolving credit and $15.0 million in capital expenditure commitments. These credit facilities are collateralized by each of our subsidiaries’ assets as well as our guarantee. Under the terms of the agreements, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). The Company, MVCI and RMI, are also required to maintain a ratio of cash flow to current portion of long term debt. As of June 30, 2007, we were compliant with these covenants. As of June 30,

2007, approximately $6.5 million in revolving credit was available under these agreements. As of June 30, 2007, the Company and RMI had approximately $4,500,000 of availability under the capital expenditure commitment.
     The following table sets forth for the six months ended June 30, 2007 and 2006, certain items from the condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Cash flows provided by operating activities	$9,271,509	$3,225,087
Cash flows used in investing activities	(8,218,252)	(8,947,030)
Cash flows provided by (used in) financing activities	(2,737,706)	19,109
     Cash provided by operating activities during interim 2007 of $9.3 million represents a $6.1 million increase from the amount provided by operating activities during interim 2006. The change was primarily due to the increase in cash received from customers.
     Cash used in investing activities during interim 2007 of $8.2 million represents a $.7 million decrease from the amount used in investing activities during interim 2006. The change was primarily due to the decrease in the purchase of property and equipment and the decrease in restricted cash, offset by the purchase of minority interest common stock.
     Cash used in financing activities during interim 2007 of $2.7 million represents a $2.8 million increase in cash used in financing activities during interim 2006. The change was primarily due to the decrease in proceeds from notes payable of $.4 million and $2.4 million more cash used in repayments of notes payable.
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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at June 30, 2007. Assuming a 100 basis point increase in the prime interest rate at June 30, 2007, the potential increase in the fair value of our debt obligations would have been approximately $.02 million at June 30, 2007. See Note 3—Notes payable in the accompanying June 30, 2007 condensed consolidated financial statements.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 during the six months ended June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Shareholders held on June 11, 2007, nominees for Class C Directors of the Company, to hold office for a three year term, expiring in 2010, or until election and qualification of their successors or until their resignation, death, disqualification or removal from office were elected by the holders of Common Stock with the following vote:

	Affirmative	Authority	Broker non-
Class C Directors	Votes	Withheld	votes/Abstentions
Charles R. Norton	2,866,109	1,516,125	—
Bradley E. Larson	2,866,109	1,516,125	—
     A proposal to ratify the selection of Semple, Marchal & Cooper, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by the holders of Common Stock with the following vote:

Affirmative	Against	Authority	Broker non-
Votes	Votes	Withheld	votes/Abstentions
3,727,313	424,879	230,042	—
     A proposal introduced by a shareholder to act in the most expeditious manner, consistent with effective tax considerations, to liquidate the Company’s investment in Ready Mix, Inc. and distribute the proceeds to the Company’s shareholders was not approved by the holders of Common Stock with the following vote:

Affirmative	Against	Authority	Broker non-
Votes	Votes	Withheld	votes/Abstentions
1,225,356	2,194,053	2,482	—
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

MEADOW VALLEY CORPORATION (Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
President and Chief Executive Officer August 13, 2007

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer August 13, 2007