Form 10-Q
period 2007-09-30
MEADOW VALLEY CORP
filed 2007-11-08
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
s
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐;      Accelerated filer ☐;      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of each of the registrant’s classes of common stock as of November 2, 2007:
Common Stock, $.001 par value
5,136,271 shares

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,865,063	$29,354,582
Restricted cash	167,327	605,243
Accounts receivable, net	31,934,328	25,990,763
Prepaid expenses and other	1,495,429	2,820,768
Inventory, net	1,409,790	1,366,534
Costs and estimated earnings in excess of billings on uncompleted contracts	573,113	1,254,860
Note receivable	109,726	106,499
Deferred tax asset	671,492	561,199

Total current assets	63,226,268	62,060,448
Property and equipment, net	36,358,039	35,553,000
Refundable deposits	200,484	1,492,967
Note receivable, less current portion	452,657	535,360
Claims receivable	2,463,880	2,463,880

Total assets	$102,701,328	$102,105,655

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,854,212	$13,298,114
Accrued liabilities	5,895,845	7,569,928
Notes payable	4,418,918	4,837,628
Obligations under capital leases	127,775	332,898
Income tax payable	838,302	399,536
Billings in excess of costs and estimated earnings on uncompleted contracts	13,206,124	8,366,754

Total current liabilities	41,341,176	34,804,858
Notes payable, less current portion	12,761,432	13,894,382
Obligations under capital leases, less current portion	—	102,100
Deferred tax liability	2,974,857	2,974,857

Total liabilities	57,077,465	51,776,197

Commitments and contingencies
Minority interest in consolidated subsidiary	12,873,051	18,988,244

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 5,133,971 and 5,098,679 issued and outstanding	5,134	5,099
Additional paid-in capital	20,113,681	21,197,456
Capital adjustments	(799,147)	(799,147)
Retained earnings	13,431,144	10,937,806

Total stockholders’ equity	32,750,812	31,341,214

Total liabilities and stockholders’ equity	$102,701,328	$102,105,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Construction services	$94,925,171	$80,938,840	$35,863,460	$31,031,809
Construction materials	60,520,249	64,548,814	18,705,892	20,458,570
Construction materials testing	745,597	282,905	321,989	213,643

Total revenue	156,191,017	145,770,559	54,891,341	51,704,022

Cost of revenue:
Construction services	87,271,446	74,873,337	32,606,003	28,963,601
Construction materials	54,947,266	57,114,252	17,591,342	18,537,541
Construction materials testing	843,492	224,851	316,453	159,601

Total cost of revenue	143,062,204	132,212,440	50,513,798	47,660,743

Gross profit	13,128,813	13,558,119	4,377,543	4,043,279
General and administrative expenses	9,282,720	7,822,562	3,060,221	2,350,451

Income from operations	3,846,093	5,735,557	1,317,322	1,692,828

Other income (expense):
Interest income	1,164,024	625,875	395,861	267,409
Interest expense	(196,421)	(247,000)	(50,156)	(93,267)
Other income (expense)	297,501	40,378	131,651	(5,025)

	1,265,104	419,253	477,356	169,117

Income before income taxes and minority interest in consolidated subsidiary	5,111,197	6,154,810	1,794,678	1,861,945
Income tax expense	(1,893,532)	(2,249,401)	(663,855)	(658,263)

Income before minority interest in consolidated subsidiary	3,217,665	3,905,409	1,130,823	1,203,682
Minority interest in consolidated subsidiary	724,327	1,282,458	23,851	318,416

Net income	$2,493,338	$2,622,951	$1,106,972	$885,266

Basic net income per common share	$0.49	$0.63	$0.22	$0.21

Diluted net income per common share	$0.47	$0.59	$0.21	$0.20

Basic weighted average common shares outstanding	5,126,690	4,160,646	5,130,980	4,165,760

Diluted weighted average common shares outstanding	5,306,868	4,475,994	5,310,448	4,470,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2007
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2007	5,098,679	$5,099	$21,197,456	$(799,147)	$10,937,806

Common stock issued on exercise of options and warrants	35,292	35	91,861	—	—

Stock-based compensation expense	—	—	521,703	—	—

Excess tax benefits from share-based payment arrangements	—	—	86,085	—	—

Excess payments from purchase of minority interest common stock	—	—	(1,783,424)	—	—

Net income for the nine months ended September 30, 2007	—	—	—	—	2,493,338

Balance at September 30, 2007	5,133,971	$5,134	$20,113,681	$(799,147)	$13,431,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$155,667,016	$147,449,001
Cash paid to suppliers and employees	(141,948,818)	(132,780,618)
Income taxes paid	(1,565,059)	(2,250,631)
Interest received	1,164,024	625,875
Interest paid	(196,421)	(247,000)

Net cash provided by operating activities	13,120,742	12,796,627

Cash flows from investing activities:
Decrease in restricted cash	437,916	593,612
Proceeds from sale of property and equipment	634,974	428,769
Purchase of property and equipment	(3,826,849)	(8,407,853)
Proceeds from note receivable	79,476	125,712
Purchase of minority interest common stock	(8,644,944)	—

Net cash used in investing activities	(11,319,427)	(7,259,760)

Cash flows from financing activities:
Proceeds from issuance of common stock	91,896	66,542
Proceeds from notes payable	2,956,120	3,083,540
Proceeds from minority interest in consolidated subsidiary	22,000	—
Repayment of notes payable	(7,139,712)	(4,503,084)
Repayment of capital lease obligations	(307,223)	(406,935)
Excess tax benefits from share-based payment arrangements	86,085	56,698

Net cash used in financing activities	(4,290,834)	(1,703,239)

Net increase (decrease) in cash and cash equivalents	(2,489,519)	3,833,628

Cash and cash equivalents at beginning of period	29,354,582	23,565,317

Cash and cash equivalents at end of period	$26,865,063	$27,398,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,493,338	$2,622,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,241,471	4,453,060
Gain on sale of property and equipment	(249,119)	(25,746)
Stock-based compensation expense	521,703	210,464
Deferred taxes, net	(110,293)	(72,892)
Allowance for doubtful accounts	149,935	(8,352)
Inventory allowance	(64)	—
Minority interest in consolidated subsidiary	724,327	1,282,458

Changes in operating assets and liabilities:
Accounts receivable	(6,093,500)	(4,727,748)
Income tax receivable	—	20,030
Prepaid expenses and other	1,351,756	1,116,180
Inventory	(43,192)	(805,107)
Costs and estimated earnings in excess of billings on uncompleted contracts	681,747	(418,317)
Refundable deposits	1,292,482	(199,115)
Claims receivable	—	1,791,404
Other receivable	—	115,000
Accounts payable	3,556,098	3,210,727
Accrued liabilities	(1,674,083)	(838,473)
Income tax payable	438,766	51,632
Billings in excess of costs and estimated earnings on uncompleted contracts	4,839,370	5,018,471

Net cash provided by operating activities	$13,120,742	$12,796,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2007 and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed consolidated balance sheet data was derived from audited condensed consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          Meadow Valley Corporation was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“construction services segment”), Ready Mix, Inc. (“RMI”) (“construction materials segment”) and Apex Testing Corp. (“Apex”) (“construction materials testing segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in southern Nevada and Arizona. RMI manufactures and distributes ready mix concrete in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. In 2005, the Company sold, in a public offering, approximately 47% of its ownership interest in RMI. In June, July and August 2007, the Company purchased 620,212 shares of RMI common stock from its minority interest shareholders. As of September 30, 2007, the Company held approximately 69% of RMI’s outstanding common stock. Apex is a construction materials testing provider in the Las Vegas, Nevada area. In May 2006, Apex was formed and subsequently, assets were purchased for approximately $134,000 from an existing materials testing company in Las Vegas, Nevada.
     Liquidity:
          The Company had income from operations for the nine months ended September 30, 2007 of $3,846,093 and cash provided from operating activities of $13,120,742. For the nine months ended September 30, 2006, the Company had income from operations of $5,735,557 and cash provided from operating activities of $12,796,627.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2007, the total amount of contract claims filed by the Company with various public entities was $19,084,311. Of this amount, the Company’s portion was $15,088,871 and the balance of $3,995,440 pertains to other contractors’ claims.
          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $2,463,880 in cumulative claims receivable as of September 30, 2007 to offset a portion of costs incurred-to-date on the claims.
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
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763 as of September 30, 2007. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.
          The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.
     Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.
     Stock-Based Compensation:
          Both the Company and RMI have stock-based compensation plans. On January 1, 2006, the Company and RMI adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 and thereafter, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company and RMI recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of three years.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
          The Company and RMI estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is primarily determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of awards granted by both companies and management’s analysis of potential forfeitures.
     Recent Accounting Pronouncements:
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect SFAS 159 will have a material impact on its condensed consolidated financial statements.
          In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its condensed consolidated financial statements.
2. Stock-Based Compensation:
          The Company and RMI each have individual stock-based compensation plans. The Company’s accompanying condensed consolidated financial statements and these related notes to financial statements have been presented on a consolidated basis and therefore include RMI’s stock-based compensation information. The information in this Note 2 presents disclosures related to each of the Company’s and RMI’s individual stock-based compensation plans. Under the sub-heading “Meadow Valley Corporation” of this note disclosure, the presented information is included only with respect to the Company’s plan, with the exception of information presented that is directly related to the consolidation of the accompanying financial statements and this information is indicated as “consolidated.” Under the sub-heading “Ready Mix, Inc.” of this note disclosure, the presented information is only for RMI’s plan.
     Meadow Valley Corporation:
          On January 1, 2006, the Company adopted the fair value recognition provisions SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of September 30, 2007, the Company has the following stock-based compensation plans:
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The 2004 Plan authorizes the issuance of up to 1,200,000 shares of the Company’s common stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of the Company’s common stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2007, 150,149 shares were available for future grant under the 2004 Plan. The common terms of the stock options have terms from five to ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The Company’s board of directors has full discretion to modify these terms. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of the grant.
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

	Awards Granted During
	the Nine Months Ended	Awards Prior to
	September 30, 2007	January 1, 2007
Dividend yield	0%	0%
Expected volatility	58.95%	23.94% - 82.23%
Weighted-average expected volatility	58.95%	50.04%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	5	3
Weighted-average grant-date fair value	$7.67	$1.34
          The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	434,542	4.86	3.98	$818,371	$2,298,228
Granted	15,000	13.88		115,050
Exercised	(35,098)	2.01		(42,377)	313,222
Forfeited or expired	(80,000)	5.31		(80,800)

Outstanding September 30, 2007	334,444	5.02	4.06	$810,244	$2,205,721

Exercisable September 30, 2007	239,444	3.55	4.06	$349,594	$2,028,371

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock for the respective dates presented, for those awards that have an exercise price currently below the closing price as of the measurement date. Awards with an exercise price above the closing price as of the measurement date are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested shares as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	95,000	$4.85
Granted	15,000	7.67
Vested	(15,000)	7.67
Forfeited	—	—

Nonvested stock options at September 30, 2007	95,000	$4.85

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          During the nine months ended September 30, 2007 and 2006, the Company recognized consolidated compensation expense of $521,703 and $210,464, respectively, of which $307,361 and $121,070, respectively, was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $57,868 and $8,191, respectively, related thereto. As of September 30, 2007, there was $345,526 of total unrecognized compensation cost, net of $22,108 attributable to estimated forfeitures, related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over the weighted average period of 2.05 years. During the nine months ended September 30, 2007, 80,000 exercisable awards expired unexercised with a grant date fair value per share of $1.01 and an aggregate grant date fair value of $80,800.
          During the nine months ended September 30, 2007 and 2006, 35,098 and 29,051 common stock options, respectively, were exercised with aggregate intrinsic values of $313,222 and $265,811, respectively. Also during the nine months ended September 30, 2007 and 2006, the Company received proceeds of $91,911 and $66,542, respectively, as a result of the exercise of common stock options.
     Ready Mix, Inc.:
          On January 1, 2006, RMI adopted the fair value recognition provisions of SFAS 123R. RMI recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of September 30, 2007, RMI has the following stock-based compensation plan:
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
          RMI has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2007, 306,875 shares were available for future grant under the 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. RMI’s board of directors has full discretion to modify these terms. The exercise price of each option is equal to the closing market price of RMI’s common stock on the date of grant.
          RMI uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted	Awards granted
	during the nine months	prior to
	ended September 30, 2007	January 1, 2007
Dividend yield	0%	0%
Expected volatility	36.7%	21.4% - 39.1%
Weighted-average volatility	36.7%	26.6%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	5	3
Weighted-average grant-date fair value	$5.21	$2.40

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The following table summarizes RMI’s stock option activity during the first nine months of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	350,625	$10.90	3.65	$839,741
Granted	20,000	12.85		104,200
Exercised	(2,000)	11.00		(3,900)
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding September 30, 2007	366,125	$11.01	3.01	$935,166	$485,379

Exercisable September 30, 2007	176,667	$11.27	2.35	$315,408	$182,193

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of September 30, 2007, for those awards that have an exercise price currently below the closing price as of September 30, 2007. Awards with an exercise price above the closing price as of September 30, 2007 are considered to have no intrinsic value.
     A summary of the status of the RMI’s nonvested shares as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	267,084	$2.51
Granted	20,000	5.21
Vested	(95,126)	2.35
Forfeited	(2,500)	1.95

Nonvested stock options at September 30, 2007	189,458	$2.74

          During the nine months ended September 30, 2007 and 2006, RMI recognized compensation expense of $307,361 and $121,070, respectively, and a tax benefit of $57,148 and $7,648, respectively, related thereto. As of September 30, 2007, there was $304,096 of total unrecognized compensation cost, net of $1,851 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average period of 1.94 years. The total fair value of the 95,126 and 76,791 options that vested during the nine months ended September 30, 2007 and 2006, respectively, was $146,496 and $149,742, respectively. During the nine months ended September 30, 2007, 2,500 awards were forfeited, fair value per share of $1.95, with a total fair value of $4,875.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Notes Payable:
     Notes payable consist of the following:

	September 30,	December 31,
	2007	2006
Balance of notes payable outstanding from year end	$13,312,460	$18,732,010

Notes payable, interest rates ranging from 7.13% to 8.03%, with combined monthly principal payments of $57,975 plus interest, due dates ranging from February 28, 2012 to February 28, 2013, collateralized by equipment	3,567,773	—

Notes payable, interest rates ranging from 6.77% to 9.5% with combined monthly payments of $5,875, due dates ranging from January 13, 2012 to September 17, 2012, collateralized by vehicles	268,952	—

Note payable, non-interest bearing, with monthly payments of $588, due February 29, 2012 (Less unamortized discount of $4,706 - effective rate of 7.5%), collateralized by a vehicle	31,165	—
	17,180,350	18,732,010
Less: current portion	(4,418,918)	(4,837,628)

	$12,761,432	$13,894,382

          Following are maturities of long-term debt as of September 30, 2007 for each of the following years:

2008	$4,418,918
2009	4,740,083
2010	3,589,978
2011	2,298,023
2012	900,327
Subsequent to 2012	1,233,021

$17,180,350

4. Lines of Credit:
          As of September 30, 2007, MVCI had a $3,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of September 30, 2007 was 8.5%. The balance outstanding on the line of credit as of September 30, 2007 was $250,000. The line of credit agreement allows for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of MVCI’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and MVCI are also required to maintain a minimum cash flow to current portion of long-term debt. As of September 30, 2007, the Company and MVCI were compliant with these covenants.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Lines of Credit (Continued):
          As of September 30, 2007, RMI had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of September 30, 2007 was 8.0%. The balance outstanding on the line of credit as of September 30, 2007 was $964,012. The line of credit agreement allows for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and RMI are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of September 30, 2007, the Company and RMI were compliant with these covenants.
          As of September 30, 2007, MVCI had a line of credit in the amount of $2,023,102, with an interest rate at Chase Manhattan Bank’s prime, plus .75%. The interest rate as of September 30, 2007 was 8.5%. The balance outstanding on the line of credit as of September 30, 2007 was $315,669. The line of credit agreement allows for interest only payments until December 31, 2007. Then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2010 and is collateralized by all of MVCI’s assets. Under the terms of the agreement, the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA). The Company and MVCI are also required to maintain a minimum cash flow to current portion of long-term debt. As of September 30, 2007, the Company and MVCI were compliant with these covenants.
          In addition to such lines of credit agreements, the Company and RMI have each established capital expenditure commitments in the amounts of $5,000,000 and $10,000,000, respectively. The purpose of these commitments is to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of September 30, 2007, the Company and RMI had approximately $2,400,000 and $1,760,000, respectively, available to draw against under such commitments.
5. Commitments:
          During the nine months ended September 30, 2007, the Company extended one of its office leases with a monthly payment of $9,740. The Company also entered into various lease agreements for office equipment and machinery with a combined monthly payment of $10,463. Minimum future rental payments under the non-cancelable operating leases entered into during the nine months ended September 30, 2007, for each of the following years are:

2008	$239,180
2009	234,630
2010	176,191
2011	114,708
2012	101,145

$865,854

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of September 30, 2007.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Commitments (Continued):
          The Company enters into agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors, which include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.
6. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the nine months ended September 30, 2007 and 2006, the Company financed the purchase of equipment in the amount of $2,631,933 and $4,785,794, respectively.
          During the nine months ended September 30, 2007 and 2006, the Company incurred $521,703 and $210,464, respectively, in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
          During the nine months ended September 30, 2007 and 2006, the Company realized income tax benefits of $86,085 and $56,698, respectively, as a result of disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, which is included in income taxes payable and additional paid-in capital.
7. Litigation and Claim Matters:
          The Company is a party to legal proceedings in the ordinary course of its business. With the exception of the matters detailed below, the Company believes that the nature of these proceedings (which generally relate to disputes between the Company and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and no other pending proceedings are deemed to be materially detrimental and some claims may prove beneficial to its financial condition.
          The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. The Company or its subsidiaries has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12.0 million of which $8.3 million is on behalf of MVCI and the balance of $3.7 million is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The trial date has been re-scheduled for February 2008.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
(2)	Clark County Public Works, Clark County, Nevada – Previously, the Company had several claims against Clark County related to work that was performed on a project completed in 2000. The Company settled with Clark County on all but one of the claims in 2006. The remaining claim, which we refer to as the Shoring Entitlement claim, was asserted by a subcontractor on the project. A significant portion of the claim was rejected in 2004 by a three-member arbitration panel in a partial ruling of the original claim. Because of this ruling, the Company has not included amounts related to this claim in any of its disclosures surrounding outstanding claims amounts. MVCI filed with the District Court a Notice of and Motion to Vacate Arbitration Award on the Shoring Entitlement. The motion was denied by the District Court and on February 7, 2005 MVCI filed an appeal to the Nevada Supreme Court, which was denied in July 2007. The Company does not expect to pursue any further action on this claim.

(3)	Federal Highway Administration – The approximate total value of claims on this project is $7.1 million, of which $6.8 million is on behalf of MVCI and the balance of $0.3 million is on behalf of a subcontractor. The primary issues are unforeseen conditions, changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. On September 18, 2006 MVCI submitted a formal claim with the Federal Highway Administration and on September 28, 2007, the Federal Highway Administration denied all claims submitted. MVCI is now preparing its claims for litigation through the appropriate court.
          The combined total of all outstanding claims as of September 30, 2007 is $19,084,311. MVCI’s portion of the total claims is $15,088,871 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,995,440. Total claim amounts reported by MVCI are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, MVCI has recorded $2,463,880 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
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

(2)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. MVCI believes that the payment is not a preference, and is vigorously defending the action.

(3)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The Complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint. MVCI denies responsibility for the accident and is vigorously defending the action. MVCI is unable to ascertain if any loss is probable or even estimatable and accordingly, has not accrued a liability related to this complaint as of September 30, 2007.
8.	Earnings per Share:
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

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	5,126,690	4,160,646	5,130,980	4,165,760
Dilutive effect of:
Stock options and warrants	180,178	315,348	179,468	304,481

Weighted average common shares outstanding assuming dilution	5,306,868	4,475,994	5,310,448	4,470,241

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	Earnings per Share (Continued):
     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. The Company had anti-dilutive common stock equivalents as of September 30, 2007 as described below.
     The Company’s diluted net income per common share at September 30, 2007 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares underlying options and warrants to purchase 400,064 common shares at a range of $1.46 to $12.60. The weighted average number of shares underlying options to purchase 15,000 shares at $13.88 per share were outstanding at September 30, 2007, but were not included in the computation of diluted net income per common shares because the options’ exercise price was greater than the average market price of the common share.
     Options to purchase 465,138 common shares of the Company at a range of $1.46 to $9.38 per share were outstanding during 2006.
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
     The effective income tax rate of approximately 37% for the nine months ended September 30, 2007 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 37% for the nine months ended September 30, 2006 differed from the statutory rate, due primarily to state income taxes.
10.	Subsequent Events:
     In October 2007, MVCI amended its revolving line of credit with Wells Fargo Equipment Finance, Inc. MVCI consolidated its two lines of credit totaling $5,023,102 into one line of credit in the amount of $10,000,000. MVCI also reduced its governing interest rate on its credit line from .75% plus prime rate to .25% plus prime rate. Other terms amended included the extension of the term from December 31, 2007 to January 31, 2009 and payments due for balances owed at the end of the term are to begin February 28, 2009 instead of January 31, 2008.

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

	Nine Months Ended September 30,
	2007			2006
	Construction			Construction
(dollars in thousands)	Services	Materials	Materials Testing	Services	Materials	Materials Testing
Gross revenue	$94,925	$61,958	$986	$81,991	$64,722	$331
Intercompany revenue	—	(1,438)	(240)	(1,052)	(173)	(48)
Cost of revenue	87,271	56,385	1,084	75,925	57,287	273
Interest income	880	284	—	329	297	—
Interest expense	(86)	(110)	—	(131)	(116)	—
Depreciation and amortization	1,996	3,231	14	1,813	2,636	4
Income (loss) before income taxes and minority interest in consolidated subsidiary	3,109	2,511	(509)	1,906	4,336	(87)
Income tax benefit (expense)	(1,119)	(958)	183	(684)	(1,596)	31
Income (loss) before minority interest in consolidated subsidiary	1,989	1,554	(326)	1,222	2,739	(56)
Minority interest in consolidated subsidiary	—	(724)	—	—	(1,282)	—
Net income (loss)	1,989	830	(326)	1,222	1,457	(56)
Total assets	54,685	47,581	435	52,536	48,379	742
     There are no differences in accounting principles between the segments. All centrally incurred costs are allocated to the construction services segment. Beginning in 2005, a management fee is allocated to the materials segment in the amount of $22,000 per month. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statement Disclosure
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

Overview
     This quarter’s results reflect how the two primary factors discussed in last quarter’s Quarterly Report on Form 10-Q have created a contrasting swing. The continuing degradation of the housing sector and related credit issues has had a much larger negative impact on our materials segment than we previously expected. At the same time, the services segment’s increased contract backlog at the beginning of the year and the quarter ended September 30, 2007 has provided a foundation for the positive growth in that segment’s revenue and profit. As a result, comparing this year to last year, consolidated revenue increased 7.1% year-to-date and 6.2% for this year’s 3rd quarter. This general upward trend is due to the growth of the services segment outpacing the decline of the materials segment. Services segment revenue increased 17.3% year-to-date from last year and 15.6% for this year’s 3rd quarter compared to last year’s 3rd quarter and helped offset the materials segment’s 6.2% decline in year-to-date revenue compared to last year and 8.6% decline for the this year’s 3rd quarter revenue compared to last year. Our gross profit was similarly affected in that the services segment helped offset the declines in the materials segment. Compared to last year, consolidated gross profit declined 3.2% year-to-date and increased 8.3% for the 3rd quarter. Gross profit from the services segment increased 26.2% year-to-date and 57.5% for the 3rd quarter when compared to the same periods last year. For the first nine months of this year, the services segment gross margin improved from last year’s 7.5% to 8.1% and comparing this year’s 3rd quarter to last year’s 3rd quarter, gross margin improved from 6.7% to 9.1% reflecting the satisfactory execution of our existing contracts. The materials segment gross profit declined 25.0% year-to-date and 42.0% in the 3rd quarter when compared to the same periods of last year. For the first nine months of this year gross margin for the materials segment fell from 11.5% to 9.2% and in the 3rd quarter, margin decreased from 9.4% last year to 6.0% this year. The decline in the materials segment gross profit and gross margin continues to be caused by reduced demand for our product, increased raw materials costs, increased fixed costs from expanded capacity and downward pressure in pricing. Increased general and administrative costs caused income from operations to fall 32.9% year-to-date and 22.2% for the 3rd quarter when compared to the same periods last year.
     The construction industry is cyclical. Non-residential construction spending has historically lagged residential spending. Over the past few quarters, as the residential sector has declined, the non-residential sector has helped sustain the demand for our products and services. We can not determine if or when the non-residential sector may begin to track the residential sector’s decline, we only know that historically it has. If the non-residential sector should decline significantly before the housing sector begins to improve, the industry may be facing more serious challenges. During such times in previous construction cycles, public works have been affected less than other sectors of the construction industry. We believe that through our services segment’s participation in the public works sector, assuming we are capable of maintaining our historical contract win rate, we may be able to minimize the overall affect on our performance of the current construction cycle. The amount of public works available for bidding remains strong and with our increased bonding capacity, we are capable of taking on bidding opportunities that were not previously available to us. Our current bid statistics indicate the high level of bidding activity we are currently experiencing. During this year’s 3rd quarter, we bid on nearly $320 million of new work, winning 24% of the number of projects and 12% of the dollar value of the contracts. This compares to nine months’ bidding activity in 2007 totaling $620 million of which we have won nearly 25% of the number of projects bid and 17% of the contract value. Our backlog, as of September 30, 2007, was $88.8 million, down from $100.7 million a year ago. Due to our continuing satisfactory project performance and the strength of our balance sheet, our total bonding capacity is $200 million with a single project limit of $75 million. This level of bonding capacity permits us the opportunity to increase our backlog and continue building momentum in our services segment even in the current phase of this construction cycle.
     Notwithstanding the current cyclical conditions, the underlying primary drivers that ultimately affect long term demand for our products and services are population and job growth. Both population and job growth are continuing at expected rates. We believe that the timing and location of our materials segment’s expanded production facilities will ultimately prove to be wise investments based upon the anticipated long term growth of our markets. In addition, both the current and long term outlook for demand of our infrastructure construction capabilities is very favorable.
     In addition to these items, we feel it necessary to further discuss overall increases in general and administrative expenses in more detail, both for the nine months ended and the three months ended September 30, 2007 when compared to the same periods last year. For the nine months ended September 30, 2007, general and administrative expenses increased approximately $1.5 million or 19%, and for the three months ended September 30, 2007, general and administrative expenses increased approximately $.7 million or 30% over the same respective periods of 2006. The reasons for the increased costs vary to degree, but their nature is consistent over the respective periods.
     In May 2006, we purchased and began operating the materials testing segment. This segment’s general and administrative expenses increased approximately $266,000 or 183% for the nine months ended September 30, 2007 when compared to the same period for 2006.
     Also, since August 2006, three institutional shareholders have expressed opinions about the Company and its strategic plans. After considering and evaluating these views as well as input from outside counsel, the board of directors retained Alvarez & Marsal Securities, LLC (“A&M”) as an advisor to review the Company’s strategic alternatives. Following a thorough review involving the board, outside legal counsel and A&M, the board decided that shareholder value can be better maximized through steady operational growth that includes acquisition or merger growth. To this end, our board authorized the purchase of additional common stock shares of our majority owned subsidiary, Ready Mix, Inc. (“RMI”), as already disclosed in our previously filed Current Reports on Form 8-K, Schedule 13D and subsequent Schedule 13D/A’s. Specific to the purchase of these shares of common stock, we incurred investment banking and advisory fees of approximately $758,000 during the 3rd quarter of 2007. In conjunction with our efforts to purchase RMI common stock, a special committee of the RMI board of directors was created with separate legal counsel and advisors whose fees totaled approximately $376,000 for the nine months ended September 30, 2007. We only expect these costs to be recurring to the extent that we execute additional strategic alternatives that our board has fully examined and to the extent we feel we need to address additional shareholder concerns.
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
     We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2007 and December 31, 2006 amounted to $545,178 and $395,243, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts, we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At September 30, 2007 and December 31, 2006, inventories of $1,409,790 and $1,366,534, respectively, are net of reserves of $199,936 and $200,000, respectively. It is possible that significant changes in required inventory reserves may occur in the future if there are changes in market conditions or market activity.
     We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method over what we believe to be the estimated useful lives of the assets. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The life of any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, weather severity and the terrain in which the equipment operates. We maintain, service and repair a majority of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
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
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that we are required to consolidate our subsidiaries for financial reporting purposes, while being separately reported for tax purposes. As of September 30, 2007, we had total deferred tax assets of $.7 million with no valuation allowance and total deferred tax liabilities of $3.0 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R using Black-Scholes option valuation model. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, did not recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 will have a material impact on our financial statements.
     In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not expect EITF 06-11 will have a material impact on our financial statements.

Results of Operations
     The following table sets forth, for the nine months and three months ended September 30, 2007 and 2006, certain items derived from the Company’s condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Nine months ended September 30,				Three months ended September 30,
	2007		2006		2007		2006
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue:
Construction services	$94,925	60.8%	$80,939	55.5%	$35,863	65.3%	$31,032	60.0%
Construction materials	60,520	38.7%	64,549	44.3%	18,706	34.1%	20,458	39.6%
Construction materials testing	746	0.5%	283	0.2%	322	0.6%	214	0.4%

Total revenue	156,191	100.0%	145,771	100.0%	54,891	100.0%	51,704	100.0%

Gross profit	13,129	8.4%	13,558	9.3%	4,378	8.0%	4,043	7.8%
General and administrative expenses	9,283	5.9%	7,822	5.4%	3,060	5.6%	2,350	4.5%

Income from operations	3,846	2.5%	5,736	3.9%	1,317	2.4%	1,693	3.3%
Interest income	1,164	0.7%	626	0.4%	396	0.7%	267	0.5%
Interest expense	(196)	-0.1%	(247)	-0.2%	(50)	-0.1%	(93)	-0.2%
Other income (expense)	298	0.2%	40	0.0%	132	0.2%	(5)	0.0%

Income before income taxes and minority interest in consolidated subsidiary	5,111	3.3%	6,155	4.2%	1,795	3.3%	1,862	3.6%
Income tax expense	(1,894)	-1.2%	(2,249)	-1.5%	(664)	-1.2%	(658)	-1.3%

Income before minority interest in consolidated subsidiary	3,218	2.1%	3,905	2.7%	1,131	2.1%	1,204	2.3%
Minority interest in consolidated subsidiary	724	0.5%	1,282	0.9%	24	0.0%	318	0.6%

Net income	$2,493	1.6%	$2,623	1.8%	$1,107	2.0%	$885	1.7%

Depreciation and amortization	$5,241	3.4%	$4,453	3.1%	$1,820	3.3%	$1,611	3.1%

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenue and Backlog. Consolidated revenue for the nine months ended September 30, 2007 (“interim 2007”) was $156.2 million compared to $145.8 million for the nine months ended September 30, 2006 (“interim 2006”). The increase in revenue was the result of a $14.0 million increase in revenue from the construction services segment and a $.5 million increase in revenue from the construction materials testing segment, offset by a $4.0 million decrease in revenue from the construction materials segment. The increase in the construction services segment revenue was the result of the progress schedules and the nature of the contracts contained in the backlog at the beginning of interim 2007. The decrease in the construction materials segment revenue resulted primarily from a 9.0% decrease in the sale of cubic yards of concrete, which we refer to as “units,” partially offset by a 5.3% increase in the average unit sales price. The decreased volume in interim 2007 was primarily due to the decline in the housing market, which has affected the demand for our product from our residential concrete customers and the ebbs and flows of commercial construction projects.
     Gross Profit. Consolidated gross profit decreased to $13.1 million for interim 2007 from $13.6 million for interim 2006 and consolidated gross profit margin, as a percent of revenue, decreased to 8.4% in interim 2007 from 9.3% in interim 2006. Gross profit from construction materials decreased to $5.6 million in interim 2007 from $7.4 million in interim 2006 and the gross profit margin decreased to 9.2% from 11.5% in the respective periods. The materials segment’s decrease in gross profit margin during interim 2007 compared to interim 2006 was primarily due to decreased demand for our products on an increased fixed asset base resulting from our plant and delivery expansions. Although our average unit sales price increased, our variable unit costs also increased as a percentage of revenue. We anticipate that as a result of our recent expansion efforts, our fixed costs should stabilize and allow for future capacity when demand in our market returns. Gross profit from construction services increased to $7.7 million in interim 2007 compared to $6.1 million in interim 2006 and gross profit margin also increased to 8.1% from 7.5% in the respective periods. The increase in the gross profit margin during interim 2007 was due to the combined mix of various projects nearing completion. Gross profit margins are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2007 may not be indicative of the annual gross profit margin.
     General and Administrative Expenses. General and administrative expenses increased to $9.3 million for interim 2007 from $7.8 million for interim 2006. The increase in the general and administrative expenses was the result of an increase of $1.3 million in public company expenses, which include non-recurring items such as corporate legal and advisory fees and investment banking fees, increased bad debt expense of $.3 million, primarily from our material testing segment, increased office facility costs of $.1 million that are recurring and resulted from the purchase of our principal offices in Phoenix, Arizona, and increased stock-based compensation expense of $.1 million, which does not include increases in stock-based compensation expense charged to costs of revenue, offset by decreases of $.1 million in employee compensation expense and decreases of $.2 million in legal expense relating to the prosecution of our claims.
     Interest Income, Expense and Other Income. Interest income for interim 2007 increased to $1.2 million from $.6 million for interim 2006, resulting primarily from an increase in invested cash reserves. Other income for interim 2007 increased to $.3 million due to gains on the sale of equipment. Interest expense remained relatively flat at $.2 million for interim 2007 compared to interim 2006. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.
     Income Taxes. The decrease in the income tax provision for interim 2007 to $1.9 million compared to an income tax provision of $2.2 million for interim 2006 was due to a decrease in pre-tax income during interim 2007.
     Net Income. Net income was $2.5 million in interim 2007 as compared to net income of $2.6 million for interim 2006. Interim 2007 net income is net of approximately $.7 million of minority interest compared to $1.3 million of minority interest in interim 2006.
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
     Revenue and Backlog. Consolidated revenue for the three months ended September 30, 2007, which we refer to as “3rd quarter 2007,” was $54.9 million compared to $51.7 million for the three months ended September 30, 2006, which we refer to as “3rd quarter 2006.” The increase in revenue was the result of a $4.8 million increase in revenue from the construction services segment and a $.1 million increase in revenue from the construction materials testing segment, offset by $1.8 million decrease in revenue from the construction materials segment. The decrease in the construction materials segment was due to an 8.4% decrease in the sale of cubic yards of concrete, which we refer to as “units,” offset by a 1.6% increase in the average unit sales price. The construction services segment revenue was impacted by the scheduled work activities of current projects in progress and the nature of the contracts contained in the backlog at the beginning of 3rd quarter 2007.
     Gross Profit. Consolidated gross profit increased to $4.4 million for 3rd quarter 2007 compared to $4.0 million for the 3rd quarter 2006 and consolidated gross margin, as a percent of revenue, increased to 8.0% in 3rd quarter 2007 from 7.8% in 3rd quarter 2006. Gross profit from construction services increased to $3.3 million in 3rd quarter 2007 when compared to $2.1 million in 3rd quarter 2006 and the gross profit margin increased to 9.1% from 6.7% in the respective periods. Gross profit margins in the services segment are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Accordingly, the gross profit in 3rd quarter 2007 may not be indicative of the annual gross profit margin. Gross profit from construction materials decreased to $1.1 million in 3rd quarter 2007 from $1.9 million in 3rd quarter 2006 and the gross profit margin decreased to 6.0% from 9.4% in the respective periods. The decrease in the gross profit margin during 3rd quarter 2007 was primarily due to a decrease in our units sold, increased cost of raw material and increased fixed costs when compared to 3rd quarter 2006.
     General and Administrative Expenses. General and administrative expenses increased to $3.1 million for 3rd quarter 2007 from $2.4 million in 3rd quarter 2006. The increase in the general and administrative expenses was the result of an increase of $.8 million in public company expenses, which include non-recurring items such as corporate legal and advisory fees and investment banking fees and increased bad debt expense of $.1 million, primarily from our material testing segment, and increased stock-based compensation expense of $.1 million, which does not include increases in stock-based compensation expense charged to costs of revenue, offset by decreases of

$.2 million in employee compensation expense and decreases of $.1 million in legal expense relating to the prosecution of our claims.
     Interest Income, Expense and Other Income. Interest income for 3rd quarter 2007 increased to $.4 million from $.3 million for 3rd quarter 2007 compared to 3rd quarter 2006 resulting primarily from an increase in invested cash reserves. Other income for 3rd quarter 2007 increased to $.1 million due to gains on the sale of equipment. Interest expense remained relatively flat at $.1 million for 3rd quarter 2007 compared to 3rd quarter 2006. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue.
     Income Taxes. The income tax provision remained relatively flat at $.7 million for 3rd quarter 2007 compared to 3rd quarter 2006.
     Net Income. Net income increased to $1.1 million for 3rd quarter 2007 from $.9 million for 3rd quarter 2006. Net income for 3rd quarter 2007 is net of approximately $.02 million of minority interest compared to $.3 million of minority interest in 3rd quarter 2006.
Liquidity and Capital Resources
     Our primary need for capital will be to maximize our working capital to continually improve our bonding capacity.
     Historically, our primary source of cash has been from operations and financial institutions. We believe our historical sources of capital will be satisfactory to meet our needs for the next 12 months.
     We currently have credit facilities with Wells Fargo Equipment Finance, Inc., formerly known as CIT Construction (“WFE”), which provides us with $8.0 million in revolving credit and $15.0 million in capital expenditure commitments. These credit facilities are collateralized by each of our subsidiaries’ assets as well as our guarantee. Under the terms of the agreements, we are required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). The Company, MVCI and RMI are also required to maintain a ratio of cash flow to current portion of long term debt. As of September 30, 2007, we were compliant with these covenants. As of September 30, 2007, approximately $8.5 million in revolving credit was available under these agreements. As of September 30, 2007, the Company and RMI had approximately $4.2 million of availability under the capital expenditure commitment.
     The following table sets forth for the nine months ended September 30, 2007 and 2006, certain items from the condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows provided by operating activities	$13,120,742	$12,796,627
Cash flows used in investing activities	(11,319,427)	(7,259,760)
Cash flows used in financing activities	(4,290,834)	(1,703,239)
     Cash provided by operating activities during interim 2007 of $13.1 million represents a $.3 million increase from the amount provided by operating activities during interim 2006. The change was primarily due to the increased interest received.
     Cash used in investing activities during interim 2007 of $11.3 million represents a $4.0 million increase from the amount used in investing activities during interim 2006. The change was primarily due to the purchase of minority interest common stock in interim 2007, offset by the decrease in the purchase of property and equipment from interim 2007 and 2006.
     Cash used in financing activities during interim 2007 of $4.3 million represents a $2.6 million increase in cash used in financing activities during interim 2006. The change was primarily due to $2.6 million more cash used in repayments of notes payable.

Website Access
     Our website address is www.meadowvalley.com. On our website we make available, free of charge, our annual report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of securities, our Company code of ethics and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report.
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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at September 30, 2007. Assuming a 100 basis point increase in the prime interest rate at September 30, 2007, the potential increase in the fair value of our debt obligations would have been approximately $.01 million at September 30, 2007. See Note 3—Notes payable in the accompanying September 30, 2007 condensed consolidated financial statements.
Item 4. Controls and Procedures
     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 during the nine months ended September 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADOW VALLEY CORPORATION
(Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson
President and Chief Executive Officer
November 8, 2007

By	/s/ David D. Doty

David D. Doty
Chief Financial Officer
November 8, 2007