Form 10-K
period 2007-12-31
MEADOW VALLEY CORP
filed 2008-03-31
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25428
MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0328443 (I.R.S. Employer Identification No.)

4602 E. Thomas Road, Phoenix, AZ	85018
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (602) 437-5400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	Nasdaq Capital Market
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates was $69,736,267. The aggregate market value was computed using the price at which the common equity was last sold as of the last day of the registrant’s most recently completed second fiscal quarter.
Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
On March 24, 2008, there were 5,148,404 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be disseminated in connection with its Annual Meeting of Stockholders for the year ended December 31, 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

MEADOW VALLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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
PART I
Item 1. Business
About Meadow Valley
     Meadow Valley Corporation (the “Company,” “Meadow Valley,” “we,” “us” and “our”), based in Phoenix, Arizona, is engaged in the construction industry as both a provider of construction services and a supplier of construction materials. Our construction services segment (the “CSS”) specializes in structural concrete construction of highway bridges and overpasses, and the paving of highways and airport runways. The construction materials segment (the “CMS”) provides ready-mix concrete, sand and gravel products to both itself and primarily to other contractors. The construction materials testing segment (the “CMTS”) provides geotechnical, environmental and field and laboratory technical services to the construction industry. The CSS operates throughout Nevada and Arizona. The CMS operates in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The CMTS operates in the Las Vegas, Nevada regional area.
Comments on 2007 and 2008
     The year of 2007 was A Tale of Two Cities for us. On one hand, it was the best of times for our construction services segment and on the other hand, it was the worst of times for the materials segment. The consolidated result was a 5.3% increase in overall revenue, but a 2.5% decline in net income. Construction services revenue grew 15.5% while the materials segment revenue dropped 9.1%. It appears that 2008 will likely follow the same pattern with the services segment building momentum and the materials segment continuing to be affected by market forces. Construction services backlog at December 31, 2007 increased 93% to $172.4 million from $89.5 million as of December 31, 2006. With this amount of backlog, the services segment has excellent revenue opportunities into 2008 and indications of new projects expected to be available for bid give rise to continued optimism for the services segment. The materials segment continues to be hampered by the lingering housing decline, the bottom of which may not yet have been reached. Fortunately for the ready-mix industry, non-residential construction spending experienced another year of increased spending and 2008 could be another year of positive growth for non-residential construction which should help alleviate the continuing negative influence of the housing sector decline. If the U.S. economy were to continue to decline, then both segments could experience impacts that would make business conditions even more difficult.
     Our aggregate bonding capacity, which determines the cumulative value of construction contracts that our services segment can accumulate at any given time, increased from $200 million at the beginning of 2007 to approximately $250 million at the end of 2007, and our single project bonding limit has increased to approximately $70 million from approximately $50 million. Increased bonding capacity permits us to be more selective in the projects we choose to bid which may result in less competition, improved margins or better utilization of company assets.
History
     Meadow Valley Corporation was incorporated in Nevada on September 15, 1994. In October and November 1995, we sold 1,926,250 units of our securities to the public at $6.00 per unit (the “Public Offering”). Each unit consisted of one share of $.001 par value common stock and one common stock purchase warrant exercisable to purchase one additional share of our common stock at $7.20 per share. These warrants expired unexercised on December 31, 2002.
     We currently have three subsidiaries, Meadow Valley Contractors, Inc. (“MVCI”) and Apex Testing Corp. (“Apex”), which are each wholly owned, and Ready Mix, Inc. (“RMI”), of which we own 69% of its common stock. MVCI was founded in 1980 as a heavy construction contractor and has been providing construction services since inception. We purchased all of the outstanding common stock of MVCI on October 1, 1994, therefore, references to our history includes the history of MVCI.
     Through MVCI, we provide construction services. MVCI operates as a heavy highway contractor on both public and private infrastructure projects, including the construction of bridges and overpasses, channels, roadways, highways and airport runways. MVCI generally serves as the prime contractor for public sector customers (such as federal, state and local governmental authorities) in the States of Nevada and Arizona.
     In 1996, we expanded into the construction materials segment of the construction industry with the formation of RMI. RMI manufactures and distributes ready-mix concrete, crushed landscaping rock and other miscellaneous rock and sand products. RMI owns and operates seven ready-mix concrete batch plants — three in the Las Vegas, Nevada area, one in Moapa, Nevada and three in the Phoenix, Arizona area and owns or leases approximately 180 ready-mix trucks as well as a small fleet of tractors and trailers used for hauling raw materials. RMI operates two aggregate production facilities located in the vicinity of Las Vegas, Nevada, that supply approximately 95% of the total sand and gravel that are part of the raw materials for the ready-mix concrete that it manufactures and delivers. RMI ready-mix batch plants in the Phoenix, Arizona area are located on or near sand and gravel production sites operated by third parties from whom RMI purchases sand and gravel. RMI primarily targets customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners. RMI began its ready-mix concrete operation from its first location in North Las Vegas, Nevada in March 1997, then began processing rock and sand from its Moapa, Nevada pit in November 1999, and expanded into the Phoenix, Arizona area with two plants in 2000. RMI completed an initial public offering in August 2005. Following RMI’s initial public offering, we owned approximately 53% of RMI’s common stock. During 2007, we purchased an additional 620,212 shares of RMI’s common stock, bringing our total number of common stock shares owned to 2,645,212, or approximately 69%, of RMI’s 3,809,500 total shares outstanding.
     Consistent with our dual interests in construction services and construction materials, through MVCI we also own one portable hot mix asphalt plant, a rubberized asphalt plant, and related asphalt paving equipment as well as a portable crushing and screening plant. The portability of these plants provides us an opportunity to enhance our construction operations in our existing markets, improve our competitiveness and generate increased revenues on projects that call for large quantities of asphaltic concrete, recycled asphalt, or rubberized asphalt. These capabilities should also open opportunities to provide construction materials or to subcontract our services to other construction companies.

     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $172.4 million at December 31, 2007, compared to approximately $89.5 million at December 31, 2006, and consists of various projects in Nevada and Arizona. Approximately $128.0 million of backlog is scheduled for completion during 2008. We have been the prime contractor on projects funded by a number of governmental authorities, including the Federal Highway Administration, the Arizona Department of Transportation, the Nevada Department of Transportation, the Clark County (Nevada) Department of Public Works, the Utah Department of Transportation, the City of Phoenix, the Salt Lake City (Utah) Airport Authority and the New Mexico State Highway and Transportation Department.
     In the second quarter of 2006, we purchased the operating assets of the Las Vegas, Nevada office of an existing materials testing company. We began operating this subsidiary as Apex Testing Corp. Apex provides geotechnical, environmental and field and laboratory technical services to various contractors in all construction industries in the Las Vegas, Nevada regional area.
Business Strategy
     The business strategies we employ or are implementing include:
•	Continuing to actively bid in the construction markets in Arizona and Nevada and improving construction project profitability. We will continue to focus our construction services within the geographic markets that have historically produced the best profits. Our emphasis is on building transportation infrastructure and other related heavy civil projects in our core markets of Arizona and Nevada. At the same time, we strive to improve margins on new contracts by, among other things, increasing, when possible, margins on new work bidding, maximizing labor and equipment productivity, negotiating more favorable material purchase contracts and employing the most competitive subcontractors.

•	Growing our client base for private construction services and ensuring satisfaction of existing private customer base. We have succeeded in attracting and retaining a nucleus of non-public clients for whom we regularly perform construction services. We believe we can generate better margins in the private sector, therefore we seek to grow our client base, add new customers and maintain continued customer satisfaction.

•	Continuing to increase working capital and liquidity. We strive to grow cash balances and employ available financing opportunities that will maximize working capital and liquidity. By doing so, we expect to increase bonding capacity, thereby allowing us to bid additional or larger projects.

•	Continuing diligent pursuit of the successful resolution of three construction claims. Substantial costs were incurred in completing certain projects in New Mexico and Utah for which we are seeking reimbursement. We believe that much of the costs are reimbursable due to changed conditions, owners’ plan errors and omissions, conflicting utility right of ways and delays not attributable to us. As of December 31, 2007, the total amount of claims on the New Mexico and Utah projects that have been submitted and remain unpaid is approximately $19.1 million, of which $15.1 million represents our portion of the claims.

•	Implementing the growth strategy for Ready Mix, Inc. We will seek to enter new geographic sub-markets initially within the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas. These markets will likely be located at the outer edges of the two metropolitan markets, but at a sufficient distance from these metropolitan markets so as to require the development of newer plants to service job sites in these areas.

•	Acquiring sand and gravel mining rights. A key strategy for the future growth and value of the construction materials segment is the acquisition of mining properties, either by purchase or lease, whichever is most advantageous, to decrease dependency on third-party suppliers, to control production and to increase revenue from the sale of sand and gravel products.

Market Overview
     The construction market in the United States remains relatively stable in spite of the continued depressed state of the residential sector. According to data contained in “The 2008 U.S. Markets Construction Overview” published by FMI Corporation (“FMI”), total construction put in place in the U.S. in 2007 (in current dollars) was valued at $1.15 trillion, a 4% decline from 2006. Total residential spending decreased 16% in 2007 from 2006 but was again mitigated by the 10% increase in non-residential construction spending. Highway and street construction spending in 2007 increased approximately $4.5 billion, or 6% from 2006. According to FMI, a leading construction industry consulting and investment banking firm, total construction spending in 2008 is expected to increase 6%, due mostly to continued strength in non-residential construction activity.
     Certain sectors of the local construction markets we operate in influence our business more than others. The residential sector, both single-family and multi-family, represents a primary source of revenue for our construction materials segment as ready-mix concrete is a key construction material used in home, apartment and condominium construction. The residential sector is primarily driven by population and job growth. The development of new residential subdivisions is invariably accompanied by new or improved streets, commercial, industrial and public buildings, highways and utilities, all of which provide revenue opportunities for both our services and materials segments. According to data from the U.S. Census Bureau, the value of new privately-owned housing units constructed in 2007, when compared to the value constructed in 2006, declined approximately 28.6% and 20.0% in Arizona and Nevada, respectively.
     Because our business currently focuses primarily in Arizona and Nevada, certain demographic drivers, such as population growth, have a significant impact on the local construction market. According to projections from the U.S. Census Bureau, Nevada and Arizona rank #1 and #2, respectively, in estimated population growth between 2000 and 2030. By 2030, Nevada is predicted to grow 114.3%, Arizona 108.8% and Florida is third at 79.5%. More specifically, between 2006 and 2007, the estimated populations of Clark County, Nevada and Maricopa County, Arizona have increased 4.4% and 3.0%, respectively.
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
     We own or lease most of the equipment used in our business, including cranes, backhoes, graders, loaders, trucks, trailers, pavers, rollers, construction material processing plants, batch plants and related equipment. On occasion, equipment that we own may be rented on a short-term basis to third parties. The net book value of our equipment in the CSS at December 31, 2007 was approximately $9.8 million.

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
Projects and Customers
     We perform work for both private and public owners. In the public sector, our principal customers are the state departments of transportation in Nevada and Arizona as well as bureaus and departments of municipal and county governments in those states. Since completing the final contracts in New Mexico, we have ceased the CSS operation in New Mexico. In the private sector, we perform work primarily for land developers. For the year ended December 31, 2007, revenue generated from four projects in Nevada and Arizona represented approximately 30% of our consolidated revenue, or 47% of the CSS revenue. The discontinuance of any projects, a general economic downturn or a reduction in the number of projects let out for bid in any of the states in which we operate could have a material adverse effect on our business, financial condition and results of operations.
     For the years ended December 31, 2007, 2006 and 2005, we recognized a significant portion of our consolidated revenue from the following customers (shown as an approximate percentage of consolidated revenue):

	For the Years Ended December 31,
	2007	2006	2005
Arizona Department of Transportation (Public)	24.7%	20.9%	21.0%
Clark County (Public)	21.0%	9.1%	23.5%
Del Webb (Private)	2.9%	5.1%	11.6%
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

     We are also obligated to perform work as directed to do so by the owner. If we believe the directives to be outside the scope of the original bid documents, or if the physical conditions as found on the project are different than provided in the bid documents, or for any variety of reasons we believe the directive to perform the work creates costs that could not reasonably be ascertained from the bid documents, the contract permits us to make a claim for equitable adjustment to the contract price. Such equitable adjustment requests are often called contract claims. The process for resolving claims may vary from one contract to another, but in general, there is a process to attempt resolution at the project supervisory level or with higher levels of management within the Company and the owner. Depending upon the terms of the contract, claim resolution may employ a variety of resolution methods including mediation, arbitration, binding arbitration, litigation or other methods. Regardless of the process, it is typical that when a potential claim arises on a project, we fulfill the obligation to perform the work and must incur the costs in doing so. We will not recoup the costs until the claim is resolved. It is not uncommon for the claim resolution process to take months, or, if it entails litigation, years.
     Contracts often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage-of-completion method of accounting. Revenue on contracts is recognized when direct costs are incurred. A common construction industry practice is for the customer to retain a portion of the project’s billings, generally not exceeding 10%, until the project is completed satisfactorily and all of our obligations are fulfilled.
     We act as prime contractor on most of our construction projects and will subcontract certain activities such as electrical, mechanical, guardrail and fencing, signing and signals, foundation drilling, steel erection and other specialty work to others. As prime contractor, we bill the customer for work performed and pay the subcontractors from funds received from the customer. Occasionally, we provide our services as a subcontractor to another prime contractor. As a subcontractor, we will generally receive the same or similar profit margin as we would as a prime contractor, although revenue to us will be smaller because we only contract a part of the project. As a prime contractor, we are responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, we are subject to liability associated with the failure of subcontractors to perform as required under the contract. We occasionally require our subcontractors to furnish bonds guaranteeing their performance, although affirmative action regulations require us to use our best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors have historically not been able to obtain surety bonds. On average, we have not required performance bonds for less than 10% of the dollar amount of our subcontracted work, but could likely increase the percentage of bonded subcontractors in the future. We are generally aware of the skill levels and financial condition of our subcontractors through our direct inquiry of the subcontractors and contract partners of the subcontractors, as well as our review of financial information provided by the subcontractors and third party reporting services including credit reporting agencies and bonding companies.
     In connection with public sector contracts, we are required to provide various types of surety bonds guaranteeing our own performance. Our ability to obtain surety bonds depends upon our net worth, liquid working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of our surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. See “Insurance and Bonding” below.
Backlog
     Our backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $172.4 million at December 31, 2007, compared to approximately $89.5 million at December 31, 2006. Much of our backlog depends upon our success in the competitive bid process. Bidding strategies and priorities may be influenced and changed from time to time by the level of our backlog and other internal and external factors. A portion of our anticipated revenue in any year is not reflected in our backlog at the start of the year because some projects, or portions of projects, are initiated and completed in the same fiscal year. Currently, approximately $128.0 million of our backlog is scheduled for completion during 2008. Revenue may be impacted in any one period by the backlog at the beginning of the period. Accordingly, revenue in the future may be significantly reduced if we are unable to obtain substantial new projects in 2008. We include a construction project in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained. We believe that our backlog figures are firm, subject to provisions contained in some contracts, which allow customers to modify or cancel the contracts at any time upon payment of a relatively small cancellation fee. We have not been adversely affected by contract cancellations or modifications in the past.

Competition
     We believe that the primary competitive factors as a prime contractor in the heavy construction industry are price, reputation for quality work, financial strength, knowledge of local market conditions and estimating abilities. We believe that we compete favorably with respect to each of the foregoing factors on projects that we are able to bid. Most of our projects involve public sector work for which contractors are first pre-qualified to bid and then are chosen by a competitive bidding process, primarily on the basis of price. We compete with a large number of small owner/operator contractors that tend to dominate smaller (under $4 million) projects. When bidding on larger infrastructure projects, we also compete with larger, well-capitalized regional and national contractors, many of whom have larger net worth, higher bonding capacity and more construction personnel. Larger competitors typically have unlimited bonding capacity and, therefore, are able to bid on more work. Except for bonding capacity and liquidity, we contend that we are not at a competitive disadvantage in relation to our larger competitors. With respect to our smaller competitors, we believe that our current bonding capacity and long relationships with subcontractors and suppliers may be a competitive advantage.
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
     We are required to provide a surety bond on nearly all publicly funded projects and on some private projects. Our ability to obtain bonding, and the amount of bonding required, is primarily determined by our experience, net worth, liquid working capital (consisting of cash and accounts receivable in excess of accounts payable and accrued liabilities), performance history, the number and size of projects under construction and other factors. Surety companies consider such factors in light of the amount of our surety bonds then outstanding and the surety companies’ current underwriting standards, which may change from time to time. The larger the project and/or the more projects in which we are engaged, the greater our bonding, net worth and liquid working capital requirements will be. Bonding requirements vary depending upon the nature of the project to be performed. We generally pay a fee to bonding companies based upon the amount of the contract to be performed. Because these fees are generally payable at the beginning of a project, we must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Operating losses may result in decreased liquidity and a change in our surety credit. Our current bonding limits are consistent with our recent bidding activity. Our single project bonding limit is currently approximately $70 million and our aggregate program maximum is approximately $250 million. We believe our bonding capacity will continue to improve commensurate with our ongoing performance and as bonding capacity increases, so too will our bidding opportunities. Therefore, we believe that contract revenue will increase as our bonding capacity increases, although no assurance can be given that we will actually experience such results.
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

Construction Materials Segment (“CMS”)
Operations
     We began our construction materials operations in the first quarter of 1997 with the start-up of RMI. RMI currently operates seven ready-mix concrete batch plants — three in the Las Vegas, Nevada area, one in Moapa, Nevada and three in the Phoenix, Arizona area and approximately 180 ready-mix trucks. The CMS operates two aggregate production facilities located in the vicinity of Las Vegas, Nevada, that supplies approximately 95% of the total sand and gravel requirement for the CMS concrete batch plants in the Las Vegas, Nevada area. Sand and gravel are essential raw materials for the production of ready-mix concrete and adequate aggregate reserves are fundamental to our operations. Our ready-mix batch plants in the Phoenix, Arizona area are located on or near sand and gravel production sites operated by third parties from whom RMI purchases sand and gravel.
Projects and Customers
     We target concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top ten CMS customers in Nevada and Arizona represented approximately 18% of our consolidated revenue and represented 49% of the CMS’s revenue. The discontinuance of service to any of the above referenced customers or a general economic downturn could have an adverse effect on our future results of operations within this segment. For the years ended December 31, 2007, 2006 and 2005 we did not recognize a significant portion of our consolidated revenue from any individual CMS customer.
Competition
     The ready-mix concrete industry is highly competitive. Our ability to compete in the metropolitan areas of Phoenix, Arizona and Las Vegas, Nevada depends largely on the proximity of our customers’ job sites to our ready-mix concrete plant locations, our plant operating costs and the prevailing ready-mix concrete prices in each market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies.
     Our direct competitors in Nevada include Cemex (including assets acquired from Rinker Materials), Silver State Materials, Sierra Ready Mix and Service Rock Products. In Arizona, we compete against Cemex (including assets acquired from Rinker Materials), Arizona Materials, Maricopa Ready Mix, Vulcan Materials and Hanson Materials. We also face significant competition from many smaller ready-mix concrete providers. We believe we compete favorably with all of our competitors due to our plant locations, quality of our raw materials, our delivery and service, and our competitive prices. However, competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do have competitive advantages over us for jobs that are particularly price-sensitive. Moreover, competitors having greater financial resources to invest in new mixer trucks or build plants in new areas also have competitive advantages over us.
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

     The CMS currently has nine full-time sales persons. We also intend to develop and implement training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.
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
Projects and Customers
     The CMTS targets customers in all industries of construction contracting. Current customers include residential home builders, commercial contractors, public works prime contractors and actual owners of various projects. The discontinuance of service to any of the above referenced customers or a general economic downturn could have an adverse effect on our future results of operations within this segment. For the year ended December 31, 2007, we did not recognize a significant portion of our consolidated revenue from any individual CMTS customer.
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
Marketing
     General contractors and subcontractors typically select their materials testing firms. In large, complex projects, materials testing firms need to be pre-qualified to be eligible to maintain the quality control program of a project, particularly where the concrete or other construction materials have complicated design specifications. In those projects and in government-funded projects generally, the general contractor or subcontractor usually awards the materials testing and quality control portion of the project on the basis of either direct negotiation or competitive bidding. We believe that the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, concrete subcontractors, design engineers, land developers and owners whose focus extends beyond the price of professional services to expert inspection and supervision of the quality control process.
     The CMTS currently has one professional engineer who is licensed in both Utah and Nevada. He is also a certified environmental manager in the State of Nevada, and a certified underground storage tank consultant in the State of Utah. We have one engineer-in-training and one graduate engineer who is also a certified soil and groundwater sampler in the State of Utah. There are eleven field inspectors as well as three certified laboratory technicians. We also intend to develop and implement training programs to increase the geotechnical and environmental expertise and technical abilities of our field staff. Our goal is to maintain a field inspection and technician staff whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.

Meadow Valley Corporation and our Segments
Seasonality
     The construction industry is seasonal, generally due to inclement weather and length of daylight hours occurring in the winter months. Accordingly, we may experience a seasonal pattern in our operating results with lower revenue in the first and fourth quarters of each calendar year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies. Results for any one particular quarter, therefore, may not be indicative of results for other quarters or for the year.
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
Employees
     At February 2, 2008, we employed approximately 90 salaried employees (including our management personnel and executive officers) and approximately 420 hourly employees. The number of hourly employees varies depending upon the amount of construction in progress. During the year ended December 31, 2007, the number of hourly employees ranged from approximately 460 to approximately 580 and averaged approximately 520. None of our employees belong to a labor union and we believe our relationship with our employees is satisfactory.
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
     We are Subject to the Reporting Requirements of Federal Securities Laws, Which Impose Additional Burdens. We are a public reporting company and accordingly subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, we expect these new rules and regulations to increase our compliance costs in the future and to make certain activities more time consuming and costly.
     We incur costs associated with our public company reporting requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority. We expect that these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 currently requires management of public companies to evaluate the effectiveness of internal control over financial reporting and will shortly require our independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management.
     As a public company, these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
     If We Fail to Maintain an Effective System of Internal Controls, We May Not be Able to Accurately Report Our Financial Results or Prevent Fraud. As a Result, Current and Potential Shareholders Could Lose Confidence in Our Financial Reporting, Which Could Harm Our Business and the Trading Price of Our Stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
     Your Ownership Could be Diluted by Future Issuances of Our Stock, Options, Warrants or Other Securities. Your ownership in the Company may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions or particular projects or expenditures.
     Our Certificate of Incorporation Authorizes our Board of Directors to Create New Series of Preferred Stock Without Further Approval by Our Stockholders, Which Could Adversely Affect the Rights of the Holders of our Common Stock or Delay or Prevent a Change in Control. Our board of directors has the authority to fix and determine the relative rights and preferences of our preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. In addition, our issuing preferred stock could have the effect of delaying or preventing a change in control.

     Our Company’s Stock Price is Highly Volatile. The market price of our Company’s stock is highly volatile and subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:
•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in the construction and real estate industries;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors or such guidance provided by us;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future issuances and sales of our securities;

•	trading and volume fluctuations;

•	other risk factors as discussed above; and

•	other unforeseen events.
     Stock markets in the United States often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as acts of terrorism, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our Company’s stock.
     We Do Not Intend to Pay Dividends on Our Common Stock. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
     Anti-Takeover Provisions Affecting Our Company Could Prevent or Delay a Change of Control that may be Beneficial to Its Shareholders. Provisions of our certificate of incorporation and bylaws, provisions of our Rights Agreement and provisions of applicable Nevada law and applicable Federal and state regulations may discourage, delay or prevent a merger or other change of control that holders of our Company’s securities may consider favorable. These provisions could:
•	delay, defer or prevent a change in control in our Company;

•	discourage bids for our Company’s securities at a premium over the market price;

•	adversely affect the market price of, and the voting and other rights of the holders of, our Company’s securities; or

•	impede the ability of the holders of our Company’s securities to change its management.
     We are Dependent on Public Sector Customers. Substantially all of our revenue is generated from projects sponsored by federal, state and local governmental authorities. Consequently, any reduction in demand for our services by these governmental authorities for whatever reason, including a general economic slowdown or a continuation of the current trend toward reducing governmental spending, would have a material adverse effect on our business, financial condition and results of operations. Furthermore, government contracts are generally terminable at will, subject to a relatively small cancellation payment.
     We are Responsible for Subcontractor Performance. We act as prime contractor on most of our construction projects and are therefore responsible for performance of the entire contract, including work assigned to subcontractors. Accordingly, we may be subject to substantial liability if a subcontractor fails to perform as required under the prime contract.
     A Significant Number of Our Project Contracts are Based on Fixed Unit Price. A substantial portion of our revenue is derived from “fixed unit price” contracts under which we are committed to provide materials or services at fixed unit prices (such as dollars per cubic yard of earth or concrete). While fixed unit price contracts generally shift the risk of estimating the quantity of units required for a particular project to our customers, any increase in our unit cost over our unit bid price, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by us and may have a material adverse effect on our business, financial condition and results of operations.

     We Experience Weather and Seasonal Related Variations that May Affect Quarterly Operating Results. The construction industry is seasonal, generally due to inclement weather occurring in the winter months. Accordingly, we generally experience a seasonal pattern in our operating results with lower revenue in the first and fourth quarters of each calendar year than other quarters. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities and the stage of completion of major projects. Results for any one quarter, therefore, may not be indicative of results for other quarters or for the entire year.
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
     An Inability to Secure and Permit Aggregate Reserves Could Negatively Impact Future Operations and Results. Tighter regulations for the protection of the environment and the finite nature of property containing suitable aggregate reserves are making it increasingly challenging and costly to secure and permit aggregate reserves. Although we have thus far been able to secure and permit reserves to support our business, it is likely to become increasingly difficult to do so, and there is no assurance that we will be able to secure and permit reserves in the future.
     We are Subject to Significant Bonding Requirements. We are required to provide bid and/or performance bonds in connection with governmental construction projects. Our current bonding limits are approximately $250 million in the aggregate and approximately $70 million per project, but there can be no assurance that we will be able to maintain these bonding limits. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects. As a result of our bonding limits, we are restricted in the number and size of projects we may concurrently bid on, which may affect our results of operations.
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
     We Face Intense Competition. Our business and industry are intensely competitive. We compete with a large number of small owner/operator contractors that tend to dominate smaller highway projects, and with larger, well-capitalized regional and national contractors, when bidding on larger infrastructure projects. Moreover, due to currently favorable market conditions in our market areas, additional competition for projects continues to develop. Such additional competition could reduce our profit margins on our projects.
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
     Unavailability of Insurance Coverage Could Have a Negative Impact on Operations and Results. We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in most of our construction contracts. Although we have been able to obtain insurance coverage to meet our requirements in the past, there is no assurance that such insurance coverage will be available in the future.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     We owned or leased the following properties at December 31, 2007:

			Approximate	Approximate
			Building Size in	Land	Owned/	Monthly	Lease
Location	Segment	Purpose	Square Feet	in Acres	Leased	Rental	Expires
4602 East Thomas Road, Phoenix, Arizona	CSS, CMS	Corporate office, Area office	18,400	2	Owned	—	—
3430 East Flamingo Suite 100, Las Vegas, Nevada	CMS	Area office	5,900	—	Leased	$9,870	03/10/2010
2250 West Center Street, Springville, Utah	CSS	Field office	1,600	—	Leased	$2,370	04/30/2008
4635 Andrews Street, North Las Vegas, Nevada	CSS	Area office	4,320	—	Leased	$3,906	09/30/2009
109 West Delhi, North Las Vegas, Nevada	CMS	Ready Mix production facility	4,470	5	Owned	—	—
11500 West Beardsley Road, Sun City, Arizona (1)	CMS	Ready Mix production facility	440	5	Leased	—	05/31/2010
39245 North Schnepf Road, Queen Creek, Arizona	CMS	Ready Mix production facility	440	5	Owned	—	—
Richmar Ave., Las Vegas, Nevada	CMS	Ready Mix production facility	440	5	Owned	—	—
6204 West Southern Avenue, Tolleson, Arizona (1)	CMS	Ready Mix production facility	440	5	Leased	—	10/31/2016
6210 Annie Oakley Drive Suite 102, Las Vegas, Nevada	CSS	Field office	1,000	—	Leased	$1,800	03/31/2009
North Schnepf Road, Queen Creek, Arizona (1)(2)	CMS	Sand and Aggegate production facility	—	15	Leased	—	08/30/2009
Moapa, Nevada (1)	CMS	Sand and Aggegate production facility	840	40	Leased	—	01/01/2009
Moapa, Nevada (1)	CMS	Ready Mix production facility	440	—	Leased	—	—
Northwest Arizona (1)	CMS	Sand and Aggegate production facility	840	40	Leased	—	08/27/2008
Northwest Las Vegas, Nevada (1)	CMS	Sand and Aggegate production facility	—	40	Leased	—	03/31/2008
Northwest Las Vegas, Nevada (1)	CMS	Ready Mix production facility	440	—	Leased	—	—
3155 East Patrick Lane Suite #12, Las Vegas, Nevada	CMTS	Area office, laboratory facility	3,300	—	Leased	$2,898	—

(1)	— Our facility rent is included in the cost of the material which we purchase from the lessors.

(2)	— Currently we are not mining at this site.
     Our CSS may lease office space on a short-term basis based on location, duration, and the availability of facilities at our ongoing construction sites. We have determined that the above properties are sufficient to meet our current needs. We will continue to search for possible additional site locations to expand our operations if market conditions warrant.
Item 3. Legal Proceedings
     See Item 8, Note 17 — Litigation and Claim Matters in the accompanying notes to consolidated financial statements for information regarding material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock was listed on the Nasdaq National Market from October 1995 to August 2001. In August 2001, our securities were transferred to the Nasdaq SmallCap Market and trade under the symbol “MVCO.” This market has since been renamed the Nasdaq Capital Market. The following table represents the high and low closing prices for our common stock on the Nasdaq Capital Market. As of March 12, 2008, there were approximately 1,000 record and beneficial owners of our common stock. On March 12, 2008, our common stock closed at $10.08 per share.

	2007 *		2006 *
	High	Low	High	Low
First Quarter	$13.11	$10.31	$15.59	$11.12
Second Quarter	14.09	12.81	12.35	10.13
Third Quarter	13.98	11.75	12.34	8.78
Fourth Quarter	13.50	11.29	10.80	9.80

*	— The quarterly highs and lows are based on daily market closing prices during each respective period.
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

Meadow Valley Corporation
Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	320,011	$5.35	150,149

Equity compensation plans not approved by security holders	—		—

Total	320,011		150,149

(1)	— Includes 320,011 options to purchase shares of our common stock issued to employees and directors from our 2004 Plan.
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
     We have reserved 1,200,000 shares of our common stock for issuance under the 2004 Plan. As of December 31, 2007, 150,149 shares were available for future grant under the 2004 Plan. The common terms of the stock options are five or ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of grant. Our board of directors has full discretion to modify these terms.

     RMI also maintains an equity compensation plan as follows:

Ready Mix, Inc.
Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)(2)	482,375	$11.54	306,875

Equity compensation plans not approved by security holders	—		—

Total	482,375		306,875

(1)	— Includes an individual compensation agreement for 116,250 warrants to purchase shares of RMI’s common stock issued to RMI’s underwriters as a portion of their compensation in connection with RMI’s initial public offering.

(2)	— Includes 366,125 options to purchase shares of RMI’s common stock issued to RMI’s employees and directors from the RMI 2005 Plan.
     RMI’s approved equity compensation plan, which we refer to as the RMI 2005 Plan, permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
     RMI has reserved 675,000 shares of its common stock for issuance under the RMI 2005 Plan. As of December 31, 2007, 306,875 shares were available for future grant under the RMI 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of RMI’s common stock on the date of grant. RMI’s board of directors has full discretion to modify these terms.
     We sold 817,120 units of unregistered securities on October 23, 2006. Each unit consisted of one share of the Company’s common stock and one tenth of a warrant to purchase one share of the Company’s common stock. The exercise price of each warrant is $12.60 and the warrants are exercisable six months and a day from October 23, 2006 with the exercise period ending October 19, 2011. Each unit was sold for $9.00 and proceeds net of offering costs were approximately $6.6 million. The proceeds were used as working capital in order to secure additional bonding capacity. The securities were offered to accredited investors in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Wunderlich Securities, Inc. served as our placement agent. The resale of these securities was registered on Form S-3 and declared effective by the SEC on November 17, 2006.
     We did not repurchase any of our equity securities during 2007.

     The graph below compares the cumulative five year total return of holders of Meadow Valley Corporation’s common stock with the cumulative total returns of the NASDAQ Composite Index, and the Dow Jones US Heavy Construction Index. The graph tracks the performance of a $100 investment in our common stock and in the two comparative indices (with the reinvestment of all dividends) from 12/31/2002 to 12/31/2007.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Meadow Valley Corporation, The NASDAQ Composite Index
And The Dow Jones US Heavy Construction Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Meadow Valley Corporation	100.00	219.23	510.26	1,484.62	1,301.28	1,632.05
NASDAQ Composite Index	100.00	149.75	164.64	168.60	187.83	205.22
Dow Jones US Heavy Construction Index	100.00	136.41	165.42	239.03	298.17	566.39
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
Statement of Operations Information:
     The selected financial data as of and for each of the five years ended December 31, 2007, are derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenue	$205,919,004	$195,521,951	$183,872,863	$166,831,664	$154,106,865
Gross profit	17,415,250	19,310,088	15,187,579	6,967,790	6,343,618
Income (loss) from operations	5,601,948	8,148,269	6,521,006	457,951	(150,667)
Income before income taxes and minority interest	7,288,861	8,893,156	7,063,197	890,443	162,381
Net income	4,060,806	4,165,922	4,203,719	573,639	91,635
Basic net income per common share	$0.79	$0.96	$1.11	$0.16	$0.03
Diluted net income per common share	$0.77	$0.90	$1.01	$0.15	$0.03
Basic weighted average common shares outstanding	5,129,275	4,328,160	3,783,089	3,601,250	3,593,102
Diluted weighted average common shares outstanding	5,306,294	4,621,124	4,151,096	3,780,597	3,599,259
Dividends	—	—	—	—	—

Financial Position Data:
Working capital	$22,970,687	$27,255,590	$21,913,277	$2,294,162	$5,757,671
Total assets	101,752,276	102,105,655	87,016,530	65,328,832	55,366,528
Long-term debt	12,269,017	13,996,482	11,858,042	11,785,816	8,084,793
Stockholders’ equity	34,526,728	31,341,214	19,795,787	12,716,188	12,142,549

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
     Our performance continues to steadily improve as a result of our decisions to:
•	focus on the construction markets of Nevada and Arizona which have historically been more profitable for us,

•	be selective in the projects we choose to bid, provide incentives and reward outstanding project management,

•	concentrate our efforts to prevail in our past construction claims and eliminate distractions from lingering claims as well as to avoid future claims,

•	gradually increase our bonding capacity in order to bid on larger single projects and increase our contract backlog to levels that provide more sustainable momentum, and

•	implement expansion plans for our materials segment and focus marketing efforts on non-residential market sector.

Results of Operations
     The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:
(dollars in thousands)

	For the Years Ended December 31,
	2007		2006		2005
Revenue:
Construction services	$129,262	62.8%	$111,936	57.3%	$116,822	63.5%
Construction materials	75,620	36.7%	83,152	42.5%	67,051	36.5%
Construction materials testing	1,037	0.5%	434	0.2%	—	0.0%

Total revenue	205,919	100.0%	195,522	100.0%	183,873	100.0%

Gross profit	17,415	8.5%	19,310	9.9%	15,188	8.3%
General and administrative expenses	11,813	5.7%	11,162	5.7%	8,667	4.7%

Income from operations	5,602	2.7%	8,148	4.2%	6,521	3.6%
Interest income	1,558	0.8%	1,010	0.5%	563	0.3%
Interest expense	(239)	-0.1%	(339)	-0.2%	(362)	-0.2%
Other income	368	0.2%	74	0.0%	342	0.2%
Income tax expense	(2,564)	-1.2%	(3,164)	-1.6%	(2,571)	-1.4%
Minority interest in consolidated subsidiary	(664)	-0.3%	(1,563)	-0.8%	(289)	-0.2%

Net income	$4,061	2.0%	$4,166	2.1%	$4,204	2.3%

Depreciation and amortization	$7,082	3.4%	$5,885	3.0%	$4,499	2.4%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenue and Backlog. Consolidated revenue improved 5.3% to $205.9 million for the year ended December 31, 2007, as further referred to as “2007,” from $195.5 million for the year ended December 31, 2006, as further referred to as “2006.” The improved revenue resulted from a $17.3 million increase from the CSS, offset by a decrease in revenue from the CMS of $7.5 million. The CMS decrease in revenue resulted from a 10.1% decrease in sales of cubic yards of concrete, which we refer to as “units,” offset by an increase of 3.2% in the average unit sales price. Backlog in the CSS increased to $172.4 million compared to $89.5 million a year ago. The beginning backlog in the CSS contributed to the increased revenue in 2007, based on the progress schedules and nature of the contracts contained in the backlog at the beginning of 2007. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by a surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by our CSS. Surety credit limits and conditions may improve as our financial performance improves, but there can be no assurance that surety credit will be increased.
     Gross Profit. Consolidated gross profit decreased to $17.4 million for 2007 from $19.3 million for 2006 and consolidated gross margin, as a percent of revenue, decreased to 8.5% in 2007 from 9.9% in 2006. Gross profit from CSS increased to $11.3 million in 2007 from $10.1 million in 2006 and the gross profit margin decreased to 8.8% from 9.0% in the respective periods. Gross profit margins are affected by a variety of factors including, the quality and accuracy of the initial estimate, construction delays and difficulties due to weather or other conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site. Gross profit from the CMS decreased to $6.2 million in 2007 from $9.2 million in 2006 and the gross profit margin decreased to 8.1% from 11.1% in the respective periods. The decreases in gross profit and gross profit margin during 2007 resulted primarily from increased costs associated with the expansion of our operations, under-utilizing new equipment placed in service and a decrease in the volume of units sold. During 2008, we will likely continue to under-utilize equipment, but we expect long-term margins will benefit from our expansion efforts. Our fixed costs will increase in 2008 as a result of our expansion efforts implemented during 2007 and will impact our gross profit margin in the interim as we are bringing the equipment up to full utilization.

     Depreciation and Amortization. Depreciation and amortization expense increased to $7.1 million for 2007 from $5.9 million in 2006. The increase resulted from additional plant, equipment and vehicles we placed in service during 2007. Of the $7.1 million for 2007, $4.4 million was from our CMS, while $2.7 million came from our CSS.
     General and Administrative Expenses. General and administrative expenses increased to $11.8 million for 2007 from $11.2 million for 2006. This increase was primarily attributable to increases in public company expenses of $1.4 million, an increase of $0.2 million in bad debt expense and increases of $0.2 million in utilities and vehicle expenses, offset by a $0.7 million decrease in compensation costs, a $0.4 million decrease in legal fees, and decreases of $0.1 million in office expenses, education and training and safety expenses.
     Interest Income, Expense and Other Income. Interest income increased to $1.6 million for 2007 compared to $1.0 million for 2006. Interest expense decreased to $0.2 million for 2007 compared to $0.3 million for 2006. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue. Other income for 2007 increased to $0.4 million compared to $0.1 million for 2006.
     Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary represents the portion of income, net of tax, attributable to the shares of Ready Mix, Inc. not in our control. Minority interest for 2007 decreased to $0.7 million, compared to $1.6 million for 2006, due to RMI’s decreased net income in 2007.
     Income Taxes. The decrease in the income tax provision for 2007 to $2.6 million compared to an income tax provision of $3.2 million for 2006 was due to a decrease in pre-tax income during 2007. For 2007, our effective income tax rate differed from the statutory rate due primarily to state income taxes.
     Net Income. Net income remained relatively flat at $4.1 million for 2007 and $4.2 million for 2006. Although net income remained flat, Income Before Income Taxes and Minority Interest in Consolidated Subsidiary decreased to $7.3 million in 2007 compared to $8.9 million in 2006.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenue and Backlog. Consolidated revenue improved 6.3% to $195.5 million for the year ended December 31, 2006, as further referred to as “2006,” from $183.9 million for the year ended December 31, 2005, as further referred to as “2005.” The improved revenue resulted from a $16.1 million increase, net of inter-company sales, from the CMS, offset by a decrease in revenue from the CSS of $4.9 million. The CMS increase in revenue resulted from a 15.6% increase in the average unit sales price in 2006 from 2005, complemented by an 8.2% increase in sales of cubic yards of concrete which we refer to as “units”. Backlog in the CSS increased to $89.5 million compared to $68.4 million in 2005. The beginning backlog in the CSS contributed to the decreased revenue in 2006, based on the progress schedules and nature of the contracts contained in the backlog at the beginning of 2006. Because so much of our business stems from competitively bid public works, backlog will fluctuate depending upon the amount and type of contracts that we bid on and win. Bid bonds provided by a surety company are required on most of the contracts that we bid, therefore, any restrictions or limitations in the extension of surety credit can impact the amount and type of contracts available to be bid by our CSS. Surety credit limits and conditions may improve as our financial performance improves, but there can be no assurance that surety credit will be increased.
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

     Depreciation and Amortization. Depreciation and amortization expense increased to $5.9 million for 2006 from $4.5 million in 2005. The increase resulted from additional plant, equipment and vehicles we placed in service during 2006. Of the $5.9 million for 2006, $3.4 million was from our CMS, while $2.5 million came from our CSS.
     General and Administrative Expenses. General and administrative expenses increased to $11.2 million for 2006 from $8.7 million for 2005. This increase was primarily attributable to a $0.4 million increase in incentive compensation, a $0.7 million increase in payroll and payroll related expenses and taxes, increases of $0.3 million in insurance premiums, accounting, computer and consulting expenses, $0.2 million in legal fees, increases in public company expenses of $0.2 million, an increase of $0.3 million in bad debt expense and increases of $0.2 million in utilities and office expenses.
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
     Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary represents the portion of income, net of tax, attributable to the shares of Ready Mix, Inc. not in our control. Minority interest for 2006 increased to $1.6 million compared to $0.3 million for 2005 due to RMI’s initial public offering in August 2005.
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
Liquidity and Capital Resources
     Our primary need for capital will be to maximize our working capital to continually improve our bonding limits (see Bonding and Insurance in Item 1, herein). RMI no longer guarantees any Meadow Valley debt; however, Meadow Valley Corporation continues to maintain certain guarantees for the benefit of RMI. We expect, but cannot assure, that eventually there will be no guarantees between the two related companies. As we expand our businesses we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations.
     Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., formerly known as CIT Construction, who we refer to as “WFE.” We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Annual Report on Form 10-K.
     In October 2007, we amended and restated our line of credit agreement with WFE. This amendment combined a $3.0 million line of credit and approximately a $2.0 million line of credit into a single $10.0 million line of credit for MVCI. This amendment reduced MVCI’s interest rate from .75% to .25% plus the Chase Manhattan Bank’s prime rate. This agreement with WFE also provides MVCI a capital expenditure commitment of $10.0 million. As of December 31, 2007 MVCI had approximately $9.7 million available on this revolving credit facility and also had approximately $6.3 million available on the capital expenditure commitment.
     We also have an additional credit facility with WFE which provides RMI with a $5.0 million line of credit, as well as a $15.0 million capital expenditure commitment. As of December 31, 2007 RMI had approximately $4.3 million available on its revolving credit facility and also had approximately $7.0 million available on the capital expenditure commitment.
     These WFE credit facilities are collateralized by each of our subsidiary’s assets as well as our guarantee.

     The following table sets forth, for the periods presented, certain items from our Consolidated Statements of Cash Flows:

	For the Years Ended December 31,
	2007	2006	2005
Cash provided by operating activities	$16,746,813	$10,323,569	$5,217,432
Cash used in investing activities	(11,573,019)	(8,002,773)	(5,128,942)
Cash provided by (used in) financing activities	(6,382,348)	3,468,469	13,312,609
     Cash provided by operating activities during 2007 of $16.7 million represents a $6.4 million increase from the amount provided by operating activities during 2006. The change was primarily due to a net increase in changes of billings in excess of costs and estimated earnings and a net reduction of costs and estimated earnings in excess of billings on uncompleted contracts of $3.6 million and a net increase in reductions of refundable deposits and accrued liabilities and increases in accounts payable and income taxes payable of $2.6 million.
     Cash used in investing activities during 2007 of $11.6 million represents a $3.6 million increase from the amount used in investing activities during 2006. The change was primarily due to the purchase of minority interest common stock of $8.6 million during 2007, offset by a $5.3 million decrease in the purchase of property and equipment from the prior year.
     Cash used in financing activities during 2007 of $6.4 million represents a $9.9 million increase from the amount provided by financing activities during 2006. The change was primarily due to the 2006 net proceeds received from the issuance of common stock, net of offering costs of $6.8 million and an increase in the repayment of notes payable of $3.1 million from 2006.
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
Impact of Inflation
     There have been increases in the cost of our raw materials and the transport of those materials in our CSS; however, we have been able to fix these costs at the time of the project bid through material purchase agreements with suppliers. In our CMS, we may experience increases in the cost of our raw materials and the transport of those materials. Given the current downward pressure on pricing due to slackening demand, we are not always able to pass on additional costs, thereby possibly decreasing our margins. Additional substantial increases in labor costs, worker compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect our operations in future periods. Furthermore, increased interest rates typically track rising inflation. To the extent that rising interest rates equate to higher home mortgage rates, which have an impact on construction activity, a material rise in the inflation rate could cause a decline in residential or commercial construction and a negative impact on our business.

Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at December 31, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt obligations	$16,485	$4,216	$8,162	$3,001	$1,106
Interest payments on long-term debt (1)	2,697	1,037	1,189	327	144
Capital lease obligations	104	104	—	—	—
Operating lease obligations	7,945	3,135	4,019	791	—
Purchase obligations	24,086	3,857	6,353	4,770	9,106
Other long-term liabilities (2)	1,897	979	918	—	—

Total contractual obligations	$53,214	$13,328	$20,641	$8,889	$10,356

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 1.9% to 9.5% per annum. We do not assume an increase in the variable interest rate. See Item 8, Note 10 — Notes Payable and Note 11 — Lines of Credit in the notes to the consolidated financial statements.

(2)	Other long-term liabilities reflected on our balance sheets under GAAP include employment contracts with officers and key employees that call for annual salaries ranging from $118,450 to $262,500 through October 2010, and are to be reviewed annually by our Compensation Committee.
Known and Anticipated Future Trends and Contingencies
     For approximately three years prior to 2007, raw material costs had risen steadily during which time we were able to pass on those rising costs to our customers. During 2007, raw material cost increases subsided somewhat; however, the CMS’ selling mix has changed to higher cost mix designs, resulting in lower margins. The CSS is less affected by increases in raw material costs to the extent that cost increases are sufficiently factored into a project’s original estimate. Regardless, both segments of our business have been, and will likely continue to be, affected by fluctuating costs of raw materials and fuel.
     Because much of the funding of transportation infrastructure comes from local sales and fuel taxes, any event that may impact the overall economy that would decrease consumer spending or diminish fuel consumption would result in lower receipts of tax dollars that, in turn, would diminish the availability of funding for transportation infrastructure.
     We continue to expend resources dealing with two New Mexico projects with unresolved claims and one claim with the Federal Highway Administration on the Gooseberry project that was completed in 2005. We believe we have conservatively booked claim revenue on all claims. Therefore, in the future, we believe we may be able to recover at least what we have booked to date, if not more. See Item 8, Note 17 — Litigation and Claim Matters in the notes to the consolidated financial statements.
     If the CSS can continue to demonstrate operating improvements, then as profitability, working capital and liquidity increase, our surety credit will likely increase, thereby allowing us to bid on and perform more and larger projects. Bidding opportunities within our focused market areas of Nevada and Arizona are ample for the size of our current surety program and we believe, given historical bidding success, that the backlog may increase during 2008.
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

     The competitive bidding process will continue to be the dominant method for determining contract awards. However, other innovative bidding methods will be tried and may gain favor, namely “A Plus B” contracts, where the bidders’ proposals are selected on both price and scheduling criteria. Design-build projects and Construction Manager at Risk projects are becoming more common and are likely to increase in frequency. During 2007, we successfully completed our first design-build project. We believe that as we continue to build our resume of successfully completed design-build projects, we will increase the size and frequency of projects obtained in this manner and that it will allow us to increase our customer base.
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
     Our significant accounting policies are described below and in Note 1 — Summary of Significant Accounting Policies and Use of Estimates, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We believe our most critical accounting policies are the revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowance for doubtful accounts and the allowance for slow moving and obsolete inventory. The revenue recognition and cost estimation accounting method is applied by the CSS to heavy construction projects executed under multi-year contracts with various customers. Approximately 63%, 57% and 64% of total net revenue was recognized under the percentage-of-completion method of accounting during 2007, 2006 and 2005, respectively.
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
     Collectibility of Accounts Receivable
     We are also required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts as of December 31, 2007 and 2006 amounted to $594,722 and $395,243, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history.
     Inventory, net:
     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At December 31, 2007 and 2006, inventories of $1,232,478 and $1,366,534, respectively, are net of reserves of $199,936 and $200,000, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or market activity.
     Valuation of Property and Equipment:
     We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method, over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Plants	4 — 15 years
Computer equipment	3 — 5 years
Equipment	3 — 10 years
Leasehold improvements	2 — 10 years
Office furniture and equipment	5 — 7 years
Vehicles	3 — 10 years
Building	39 years
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
     Classification of Leases:
     We follow the standards established by Statements of Financial Accounting Standards No. 13, “Accounting for Leases,” which we will refer to as “SFAS 13.” One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 92 ready-mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria of SFAS 13 for capitalization, the leases are classified as operating leases. If we would have desired at the inception of the leases to have the ownership transfer at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases would have been classified as capital leases.
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
     In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
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
     Interest Rate Risk — From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2007. Assuming a 100 basis point increase in the prime interest rate at December 31, 2007 the potential increase in our debt obligations would have been approximately $0.01 million at December 31, 2007. See Note 10 — Notes Payable and Note 11 — Lines of Credit in our consolidated financial statements included in Item 8.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
Meadow Valley Corporation
We have audited the accompanying consolidated balance sheets of Meadow Valley Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan an perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meadow Valley Corporation and Subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
Certified Public Accountants
Phoenix, Arizona
March 24, 2008
INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$28,146,028	$29,354,582
Restricted cash	327,886	605,243
Accounts receivable, net	28,565,983	25,990,763
Prepaid expenses and other	2,973,664	2,820,768
Inventory, net	1,232,478	1,366,534
Costs and estimated earnings in excess of billings on uncompleted contracts	567,013	1,254,860
Note receivable	110,824	106,499
Deferred tax asset	580,103	561,199

Total current assets	62,503,979	62,060,448
Property and equipment, net	36,173,373	35,553,000
Refundable deposits	186,508	1,492,967
Note receivable, less current portion	424,536	535,360
Claims receivable	2,463,880	2,463,880

Total assets	$101,752,276	$102,105,655

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,288,168	$13,298,114
Accrued liabilities	6,907,633	7,569,928
Notes payable	4,216,498	4,837,628
Obligations under capital leases	102,100	332,898
Income tax payable	1,770,786	399,536
Billings in excess of costs and estimated earnings on uncompleted contracts	11,248,107	8,366,754

Total current liabilities	39,533,292	34,804,858
Notes payable, less current portion	12,269,017	13,894,382
Obligations under capital leases, less current portion	—	102,100
Deferred tax liability	2,610,836	2,974,857

Total liabilities	54,413,145	51,776,197

Commitments and contingencies
Minority interest in consolidated subsidiary	12,812,403	18,988,244

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 5,148,404 and 5,098,679 issued and outstanding	5,148	5,099
Additional paid-in capital	20,322,115	21,197,456
Capital adjustments	(799,147)	(799,147)
Retained earnings	14,998,612	10,937,806

Total stockholders’ equity	34,526,728	31,341,214

Total liabilities and stockholders’ equity	$101,752,276	$102,105,655

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Construction services	$129,262,421	$111,936,285	$116,822,072
Construction materials	75,620,128	83,151,938	67,050,791
Construction materials testing	1,036,455	433,728	—

Total revenue	205,919,004	195,521,951	183,872,863

Cost of revenue:
Construction services	117,924,528	101,866,540	108,706,174
Construction materials	69,465,646	73,945,571	59,979,110
Construction materials testing	1,113,580	399,752	—

Total cost of revenue	188,503,754	176,211,863	168,685,284

Gross profit	17,415,250	19,310,088	15,187,579
General and administrative expenses	11,813,302	11,161,819	8,666,573

Income from operations	5,601,948	8,148,269	6,521,006

Other income (expense):
Interest income	1,557,627	1,010,144	562,914
Interest expense	(238,866)	(338,886)	(362,326)
Other income	368,152	73,629	341,603

	1,686,913	744,887	542,191

Income before income taxes and minority interest in consolidated subsidiary	7,288,861	8,893,156	7,063,197
Income tax expense	2,564,376	3,163,785	2,570,955

Income before minority interest in consolidated subsidiary	4,724,485	5,729,371	4,492,242
Minority interest in consolidated subsidiary	663,679	1,563,449	288,523

Net income	$4,060,806	$4,165,922	$4,203,719

Basic net income per common share	$0.79	$0.96	$1.11

Diluted net income per common share	$0.77	$0.90	$1.01

Basic weighted average common shares outstanding	5,129,275	4,328,160	3,783,089

Diluted weighted average common shares outstanding	5,306,294	4,621,124	4,151,096

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustments	Earnings

Balance at January 1, 2005	3,601,250	$3,601	$10,943,569	$(799,147)	$2,568,165
Common stock issued on exercise of options, net of tax benefit(1)	535,662	536	2,875,344	—	—
Net income for the year ended 2005	—	—	—	—	4,203,719

Balance at December 31, 2005	4,136,912	4,137	13,818,913	(799,147)	6,771,884
Common stock issued in private placement offering	817,120	817	6,567,083	—	—
Stock-based compensation	—	—	267,110	—	—
Excess tax benefits from stock-based payment arrangements	—	—	144,879	—	—
Common stock issued on exercise of options	144,647	145	399,471	—	—
Net income for the year ended 2006	—	—	—	—	4,165,922

Balance at December 31, 2006	5,098,679	5,099	21,197,456	(799,147)	10,937,806
Stock-based compensation	—	—	626,509	—	—
Excess tax benefits from stock-based payment arrangements	—	—	97,077	—	—
Excess payments from purchase of minority interest common stock	—	—	(1,783,424)	—	—
Common stock issued on exercise of options	49,725	49	184,497	—	—
Net income for the year ended 2007	—	—	—	—	4,060,806

Balance at December 31, 2007	5,148,404	$5,148	$20,322,115	$(799,147)	$14,998,612

(1)	— Additional paid-in capital associated with the issuance of common stock on exercise of options for 2005 includes an income tax benefit of $884,083.
The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$206,770,970	$198,871,293	$178,671,433
Cash paid to suppliers and employees	(189,766,867)	(186,080,171)	(173,653,659)
Interest received	1,557,627	1,010,144	562,914
Interest paid	(238,866)	(338,886)	(362,326)
Income taxes paid	(1,576,051)	(3,138,811)	(930)

Net cash provided by operating activities	16,746,813	10,323,569	5,217,432

Cash flows from investing activities:
Decrease in restricted cash	277,357	661,847	1,359
Proceeds from sale of property and equipment	775,667	552,270	391,504
Purchase of property and equipment	(4,087,598)	(9,368,571)	(5,521,805)
Proceeds from note receivable	106,499	151,681	—
Purchase of minority interest common stock	(8,644,944)	—	—

Net cash used in investing activities	(11,573,019)	(8,002,773)	(5,128,942)

Cash flows from financing activities:
Proceeds from the issuance of common stock	184,546	7,753,696	1,991,797
Offering costs associated with private placement offering	—	(786,180)	—
Proceeds from minority interest in consolidated subsidiary	22,000	—	17,747,900
Offering costs associated with minority interest in consolidated subsidiary	—	—	(611,628)
Repayment of capital lease obligations	(332,898)	(546,801)	(531,746)
Proceeds received from notes payable	2,956,120	3,083,540	543,998
Repayment of notes payable	(9,309,193)	(6,180,665)	(5,827,712)
Excess tax benefits from share-based payment arrangements	97,077	144,879	—

Net cash provided by (used in) financing activities	(6,382,348)	3,468,469	13,312,609

Net increase (decrease) in cash and cash equivalents	(1,208,554)	5,789,265	13,401,099
Cash and cash equivalents at beginning of year	29,354,582	23,565,317	10,164,218

Cash and cash equivalents at end of year	$28,146,028	$29,354,582	$23,565,317

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2007	2006	2005

Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,060,806	$4,165,922	$4,203,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,082,406	5,885,481	4,499,044
Gain on sale of property and equipment	(310,687)	(42,002)	(9,397)
Share-based compensation expense	626,509	267,110	—
Deferred taxes, net	(382,925)	(3,389)	2,198,853
Allowance for doubtful accounts	199,479	69,131	(281,565)
Inventory allowance	(64)	(44,271)	(42,551)
Minority interest in consolidated subsidiary	663,679	1,563,449	288,523

Changes in operating assets and liabilities:
Accounts receivable	(2,774,699)	(940,284)	(2,674,326)
Income taxes receivable	—	20,030	(20,030)
Claims receivable	—	1,057,200	—
Prepaid expenses and other	(126,479)	92,456	62,742
Inventory	134,120	(545,285)	136,685
Costs and estimated earnings in excess of billings on uncompleted contracts	687,847	737,133	(1,542,635)
Refundable deposits	1,306,459	(1,014,002)	(457,185)
Other receivables	—	115,000	—
Accounts payable	1,990,054	(5,223,444)	(1,190,013)
Accrued liabilities	(662,295)	1,691,333	971,041
Income taxes payable	1,371,250	8,334	391,202
Billings in excess of costs and estimated earnings on uncompleted contracts	2,881,353	2,463,667	(1,316,675)

Net cash provided by operating activities	$16,746,813	$10,323,569	$5,217,432

The accompanying notes are an integral part of these consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
      Nature of the Corporation:
          Meadow Valley Corporation (the “Company”) was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“Construction services segment”), Ready Mix, Inc. (“RMI”) (“Construction materials segment”) and Apex Testing Corp. (“Apex”) (“Construction materials testing segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in the states of Nevada and Arizona. RMI manufactures and distributes ready-mix concrete in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. In 2005, the Company sold, in a public offering, approximately 47% of its ownership interest in RMI. During 2007, the Company purchased an additional 620,212 shares of RMI’s common stock, bringing the total number of shares of RMI’s common stock owned by the Company to 2,645,212 shares, or approximately 69% of RMI’s 3,809,500 total shares outstanding. Apex is a construction materials testing provider in the Las Vegas, Nevada area. In May 2006, Apex was formed and subsequently, its assets were purchased for approximately $134,000 from an existing materials testing company in Las Vegas, Nevada.
      Liquidity:
          The Company incurred income from operations for the years ended December 31, 2007, 2006 and 2005 of $5,601,948, $8,148,269 and $6,521,006, respectively, and has provided cash from operating activities of $16,746,813, $10,323,569 and $5,217,432, respectively, for the years ended December 31, 2007, 2006 and 2005. In 2005 the Company sold approximately 47% of its stake in a subsidiary, RMI, through an initial public offering, which resulted in approximately $17.1 million in net proceeds after underwriters’ commissions and other offering costs. The Company owns approximately 69% of the outstanding shares of RMI’s common stock as of December 31, 2007, after the Company purchased additional common stock for $8,644,944. In 2006, the Company sold 817,120 shares of its common stock, par value $.001, in a private placement offering, which resulted in approximately $6.6 million in net proceeds after underwriting commissions and other costs.
          In June 2006, a claim of approximately $6.8 million was settled for approximately $5.1 million in exchange for releasing Clark County Public Works from its two claims which had been filed against them. Of the $5.1 million in settlement proceeds, $3.0 million was paid to subcontractors for their portion of the total claim. Since the remaining $2.1 million in proceeds exceeded the approximately $1.8 million of claims receivable previously recorded, the difference of $.3 million was included in gross profit for the year ended December 31, 2006.
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
          Due to the uncertainties inherent in the formulation of accounting estimates, and the significance of these items, especially as they relate to estimates used in the accounting of percentage-of-completion and the estimated gross profit on projects in progress, it is reasonable to expect that the estimates in connection with these items could be materially revised within the next year.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
      Revenue and Cost Recognition:
          Revenue and costs from fixed-price and modified fixed-price construction contracts are recognized for each contract on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total of direct costs. Direct costs include, amongst other things, direct labor, field labor, equipment rent, subcontracting, direct materials, and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Project losses are provided for in their entirety in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.
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
      Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of December 31, 2007 the total amount of contract claims filed by the Company with various public entities was $19,084,311. Of this amount, the Company’s portion of the claims total was $15,088,871 and the balance of $3,995,440 pertains to other contractors’ claims.
          Total claim amounts reported in the Company’s consolidated financial statements are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $2,463,880 in cumulative claims receivable as of December 31, 2007 and 2006 to offset a portion of costs incurred to-date on the claims. All claims receivable amounts as of December 31, 2007 and 2006 are classified as long-term.
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
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763 as of December 31, 2007 and 2006. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owner.

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
      Cash and Cash Equivalents:
          The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.
      Restricted Cash:
          At December 31, 2007 and 2006, funds in the amounts of $327,886 and $605,243, respectively, were held in trust, in lieu of retention, on certain of the Company’s construction contracts and will be released to the Company after the contracts are completed.
      Accounts Receivable, net:
          Included in accounts receivable are trade receivables that represent amounts billed but uncollected on completed construction contracts and construction contracts in progress as well as other trade and non-trade receivables.
          The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. At December 31, 2007 and 2006, the Company had established an allowance for potentially uncollectible accounts receivable in the amounts of $594,722 and $395,243, respectively. During the years ended December 31, 2007, 2006 and 2005 the Company incurred bad debt expense (recovery) in the amounts of $338,214, $125,930 and $(206,694), respectively. The Company records delinquent finance charges on outstanding accounts receivable only if they are collected.
          At December 31, 2007 and 2006, all of the Company’s accounts receivable was pledged as collateral for the Company’s lines of credit.
      Inventory, net:
          Inventory, which consists primarily of raw materials, is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. At December 31, 2007 and 2006, the Company had an allowance for potentially obsolete or slow moving inventory in the amounts of $199,936 and $200,000, respectively.
          At December 31, 2007 and 2006, the Company’s entire inventory was pledged as collateral for the Company’s lines of credit.
      Property and Equipment:
          Property and equipment are recorded at cost. Depreciation and amortization charged to operations during the years ended December 31, 2007, 2006 and 2005 was $7,082,406, $5,885,481 and $4,499,044, respectively. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Mineral rights and pit development costs are amortized over their estimated useful lives or the lease term, whichever is shorter.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
      Property and Equipment (Continued):
          The estimated useful lives of property and equipment are:

Plants	4 — 15 years
Computer equipment	3 — 5 years
Equipment	3 — 10 years
Vehicles	3 — 10 years
Office furniture and equipment	5 — 7 years
Leasehold improvements	2 — 10 years
Building	39 years
          At December 31, 2007 and 2006, all property and equipment were pledged as collateral for the Company’s lines of credit, notes payable or capital lease obligations.
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
          The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2007 and 2006.
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
      Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
      Stock-Based Compensation:
          Both the Company and RMI have stock-based compensation plans. Effective January 1, 2006, the Company and RMI adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore neither have restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company and RMI recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally three years.
          The Company and RMI estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is generally determined using an average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by both companies and management’s analysis of potential forfeitures.
          Prior to the adoption of SFAS 123R, the Company and RMI recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company and RMI have applied the provisions of SAB 107 in their adoption of SFAS 123R. See Note 2 — Stock-Based Compensation of these notes to the accompanying consolidated financial statements for a further discussion on stock-based compensation.
          The following table illustrates the effect on net income and net income per share if the Company and RMI had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the year ended December 31, 2005. For purposes of pro forma disclosures, the value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods using the straight line method.

Year Ended December 31,
2005
Net income, as reported	$4,203,719
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(157,146)

Pro forma net income	$4,046,573

Basic net income per common share
As reported	$1.11
Pro forma	1.07
Diluted net income per common share
As reported	$1.01
Pro forma	0.97

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
      Recent Accounting Pronouncements:
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect SFAS 159 will have a material impact on its financial statements.
          In June 2007, the FASB ratified EITF 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial statements.
          In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial position or results of operations.
2. Stock-Based Compensation:
          On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense in the year ended December 31, 2005.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Stock-Based Compensation (Continued):
          The Company and RMI both have individual stock-based compensation plans. Meadow Valley Corporation’s accompanying consolidated financial statements and these related notes to financial statements have been presented on a consolidated basis and therefore include RMI’s stock-based compensation information. The information below is presented to show disclosures related to both the Company’s and RMI’s individual stock-based compensation plans. Under the sub-heading “Meadow Valley Corporation Equity Incentive Plan” of this note, information is only for the Company’s plan, with the exception of information presented that is directly related to the consolidation of the accompanying financial statements and this information is indicated as “consolidated.” Under the sub-heading “Ready Mix, Inc. Equity Incentive Plan” of this note, information is only for RMI’s plan.
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
          The 2004 Plan authorizes the issuance of up to 1,200,000 shares of the Company’s common stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of common stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of December 31, 2007, 150,149 shares were available for future grant under the 2004 Plan. The common terms of the stock options are from five to ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of the grant. The Company’s board of directors has full discretion to modify these terms.
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards during
	the year ended	Awards prior to
	December 31, 2007	January 1, 2007
Dividend yield	0%	0%
Expected volatility	58.95%	23.94% — 82.23%
Weighted—average expected volatility	58.95%	50.04%
Risk—free interest rate	5.00%	5.00%
Expected life of options (in years)	5	3
Weighted—average grant-date fair value	$7.67	$1.34

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Stock-Based Compensation (Continued):
     The following table summarizes the Company’s stock option activity during the year ended December 31, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value[2]
Outstanding January 1, 2007	434,542	$4.86	3.98	$818,371
Granted	15,000	13.88		115,050
Exercised	(49,531)	3.73		(80,837)	$402,799
Forfeited or expired	(80,000)	5.31		(80,800)

Outstanding December 31, 2007	320,011	$5.35	3.87	$771,784	$2,379,777

Exercisable December 31, 2007	258,341	$4.22	3.88	$473,301	$2,214,552

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of December 31, 2007, for those awards that have an exercise price currently below the closing price as of December 31, 2007. Awards with an exercise price above the closing price as of December 31, 2007 are considered to have no intrinsic value.
     A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	95,000	$4.85
Granted	15,000	7.67
Vested	(48,330)	5.74
Forfeited	—	—

Nonvested stock options at December 31, 2007	61,670	$4.84

     During the years ended December 31, 2007 and 2006 the Company recognized consolidated compensation expense of $626,509 and $267,110, respectively, of which $375,081 and $161,427, respectively, was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $30,993 and $21,555, respectively, related thereto. As of December 31, 2007, there was $308,439 of total unrecognized compensation cost, net of $25,933 attributable to estimated forfeitures based upon an approximate forfeiture rate of 9%, related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over the weighted average vesting period of 1.8 years. Awards granted during the year ended December 31, 2007, total options to purchase 15,000 shares of the Company’s common stock, which were granted on July 2, 2007, with an exercise price of $13.88 per share. During the year ended December 31, 2007, 80,000 options to purchase common stock were forfeited, all of which were fully vested.
     During the year ended December 31, 2007, the Company received proceeds of $184,546, as a result of the exercise of options to purchase shares of the Company’s common stock.
  Ready Mix, Inc. Equity Incentive Plan:
     In 2005, RMI adopted the 2005 Equity Incentive Plan (“the RMI 2005 Plan”). The RMI 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Stock-Based Compensation (Continued):
     RMI has reserved 675,000 shares of its common stock for issuance under the RMI 2005 Plan. Shares of common stock covered by an award granted under the RMI 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of December 31, 2007, 306,875 shares were available for future grant under the RMI 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of RMI’s common stock on the date of grant. RMI’s board of directors has full discretion to modify these terms.
     RMI uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards during
	the year ended	Awards prior to
	December 31, 2007	January 1, 2007
Dividend yield	0%	0%
Expected volatility	36.70%	21.4% — 39.1%
Weighted-average volatility	36.70%	26.60%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	5	3
Weighted-average grant-date fair value	$5.21	$2.40
     The following table summarizes RMI’s stock option activity during the year ended December 31, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term[1]	Value	Value[2]
Outstanding January 1, 2007	350,625	$10.90	3.65	$839,741
Granted	20,000	12.85		104,200
Exercised[3]	(2,000)	11.00		(3,900)
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding December 31, 2007	366,125	$11.01	2.75	$935,166	$—

Exercisable December 31, 2007	218,750	$11.16	2.63	$380,865	$—

[1]	Remaining contractual term is presented in years.

[2]	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of December 31, 2007, for those awards that have an exercise price currently below RMI’s closing price as of December 31, 2007. Awards with an exercise price above RMI’s closing price as of December 31, 2007 are considered to have no intrinsic value.

[3]	RMI’s aggregate intrinsic value for exercised options was $4,400 for the year ended December 31, 2007.
     A summary of the status of RMI’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	267,084	$2.51
Granted	20,000	5.21
Vested	(135,209)	2.82
Forfeited	(2,500)	1.95

Nonvested stock options at December 31, 2007	149,375	$2.61

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Stock-Based Compensation (Continued):
     During the years ended December 31, 2007 and 2006, RMI recognized compensation expense of $375,081 and $161,427, respectively, and a tax benefit of $63,694 and $10,198, respectively, related thereto. As of December 31, 2007, there was $236,375 of RMI’s total unrecognized compensation cost. No attributable expense has been included in RMI’s total unrecognized compensation costs related to estimated forfeitures related to nonvested stock options granted under the RMI 2005 Plan as all options outstanding are granted to officers and directors. The total unrecognized compensation costs are expected to be recognized over the weighted average vesting period of 1.92 years. RMI’s total fair value of the 135,209 options to purchase shares of RMI’s common stock vested during the year ended December 31, 2007, was $380,865. Awards granted during the year ended December 31, 2007, total 20,000 options to purchase shares of RMI’s common stock, which were granted on July 2, 2007, with an exercise price of $12.85 per share. During the year ended December 31, 2007, 2,500 options to purchase RMI’s common stock were forfeited. The forfeited options to purchase shares of RMI’s common stock had a grant date fair value per share of $1.95 and a total fair value of $4,875.
3. Note Receivable:
     During the year ended December 31, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to LAM’s majority owner. The Company sold its interest in LAM for $793,540 that is to be paid with an initial payment of $100,000 and quarterly payments of $32,647 for six years, including interest at 4%. As of December 31, 2007 and 2006, $535,360 and $641,859, respectively, was due to the Company.
4. Concentration of Credit Risk:
     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2007 and 2006, the Company has uninsured cash, cash equivalents, and restricted cash in the amounts of approximately $33.6 million and $32.7 million, respectively.
     The Company’s business activities and accounts receivable are with customers in the construction industry and various governmental authorities and municipalities located primarily in Nevada and Arizona. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.
5. Accounts Receivable, net:
     Accounts receivable, net consists of the following:

	December 31,
	2007	2006
Contracts in progress	$14,156,776	$11,781,074
Contracts in progress — retention	5,297,883	3,928,480
Completed contracts	—	9,481
Completed contracts — retention	888,649	964,255
Other trade receivables	8,593,891	9,468,930
Other receivables	223,506	233,786

	29,160,705	26,386,006
Less: Allowance for doubtful accounts	(594,722)	(395,243)

	$28,565,983	$25,990,763

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Contracts in Progress:
     Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$182,467,584	$200,904,026
Estimated earnings to date	14,965,044	17,742,674

	197,432,628	218,646,700
Less: billings to date	(208,113,722)	(225,758,594)

	$(10,681,094)	$(7,111,894)

     Included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$567,013	$1,254,860

Billings in excess of costs and estimated earnings on uncompleted contracts	(11,248,107)	(8,366,754)

	$(10,681,094)	$(7,111,894)

7. Property and Equipment, net:
     Property and equipment, net consists of the following:

	December 31,
	2007	2006
Land and building	$4,878,126	$4,821,556
Plants	17,177,402	13,683,086
Computer equipment	1,062,719	964,178
Equipment	22,180,190	21,214,671
Vehicles	14,147,149	12,572,265
Office furniture and equipment	147,467	123,831
Mineral rights and pit development	—	97,488
Leasehold improvements	526,386	497,654
Water rights	2,250,000	2,250,000

	62,369,439	56,224,729
Less: Accumulated depreciation and amortization	(26,196,066)	(20,671,729)

	$36,173,373	$35,553,000

8. Accounts Payable:
     Accounts payable consists of the following:

	December 31,
	2007	2006
Trade	$13,216,787	$11,917,720
Retentions	2,071,381	1,380,394

	$15,288,168	$13,298,114

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Accrued Liabilities:
     Accrued liabilities consist of the following:

	December 31,
	2007	2006
Compensation	$4,534,707	$4,894,724
Taxes	471,929	516,683
Insurance	868,805	1,572,996
Other	1,032,192	585,525

	$6,907,633	$7,569,928

10. Notes Payable:
     Notes payable consists of the following:

	December 31,
	2007	2006
Notes payable, interest rates ranging from 5.22% to 8.18% with combined monthly payments of $29,052 and balloon payments of $1,119,909 with due dates ranging from May 25, 2008 to November 14, 2009, collateralized by real property and equipment	$1,388,055	$1,634,855

Note payable, variable interest rate with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	—	1,435,714

Note payable, 7.46% interest rate with a monthly payment of $13,867, due May 26, 2021, collateralized by real property	1,406,689	1,465,927

Line of credit for $10,000,000, variable interest at prime plus .25% (7.5% at December 31, 2007), interest only payments until January 31, 2009, then principal plus interest payments, due January 31, 2012, collateralized by all assets of the Company (See Note 11)	340,669	1,240,669

Line of credit for $5,000,000, variable interest at prime plus .25% (7.5% at December 31, 2007), interest only payments until December 31, 2008, then principal plus interest payments, due December 31, 2011, collateralized by all assets of the Company (See Note 11)	664,012	650,180

Notes payable, interest rates ranging from 1.902% to 9.5% with combined monthly payments of $54,155 with due dates ranging from September 28, 2008 to November 20, 2012, collateralized by vehicles	1,449,026	1,569,770

Notes payable, non-interest bearing, with combined monthly payments of $5,858 with due dates ranging from August 15, 2008 to February 29, 2012, collateralized by vehicles	73,338	125,967

Note payable, 7.79% interest rate with monthly payments of $45,141, due September 1, 2007, collateralized by the Company’s general liability insurance policy	—	350,806

	$5,321,789	$8,473,888

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Notes Payable (Continued):
     Notes payable consists of the following (Continued):

	December 31,
	2007	2006
Totals from Previous Page	$5,321,789	$8,473,888

Notes payable, interest rates of 3.848% with interest only monthly payments until April 1, 2006 then combined monthly payments of $4,780 due December 1, 2009, collateralized by equipment	105,814	158,004

Notes payable, interest rates ranging from 2.83% to 6.87% with combined monthly payments of $86,912 with due dates ranging from November 10, 2008 to January 9, 2013, collateralized by equipment	2,385,280	3,518,055

Notes payable, interest rates ranging from 6.5% to 8.65% with combined monthly payments of $211,811 plus interest, due dates ranging from July 5, 2008 to February 28, 2013, collateralized by equipment	8,672,632	6,582,063

	16,485,515	18,732,010
Less Current Portion	(4,216,498)	(4,837,628)

	$12,269,017	$13,894,382

     Following are maturities of long-term debt as of December 31, 2007 for each of the following years:

2008	$4,216,498
2009	5,217,166
2010	2,944,559
2011	2,128,558
2012	872,729
Subsequent to 2011	1,106,005

$16,485,515

11. Lines of Credit:
     In October 2007, the Company amended and restated its line of credit agreement. The Company combined a $3.0 million line of credit and approximately a $2.0 million line of credit into a single $10.0 million line of credit for MVCI with an interest rate at Chase Manhattan Bank’s prime rate, plus .25%. The interest rate as of December 31, 2007 was 7.5%. The balance outstanding on the line of credit as of December 31, 2007 was $340,669 and is reported in Note 10 — Notes Payable of these notes to consolidated financial statements. The line of credit agreement allows interest only payments until January 31, 2009. Beginning February 1, 2009, the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through January 31, 2012 and is collateralized by all of MVCI’s and the Company’s assets. Under the terms of the agreement, the Company and/or MVCI are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Company is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). MVCI is also required to maintain a certain level of cash flow to current portion of long term debt. As of December 31, 2007, the Company and MVCI were in compliance with these covenants.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Lines of Credit (Continued):
     As of December 31, 2007, the Company had a $5.0 million line of credit loan agreement for RMI, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of December 31, 2007 was 7.50%. The balance outstanding on the line of credit as of December 31, 2007 was $664,012 and is reported in Note 10 — Notes Payable of these notes to consolidated financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s and the Company’s assets. Under the terms of the agreement, the Company and/or RMI are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Company is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). RMI is also required to maintain a certain level of cash flow to current portion of long-term debt. As of December 31, 2007, the Company and RMI were in compliance with these covenants.
     In addition to the lines of credit agreements mentioned above, the Company and RMI have each established capital expenditure commitments in the amounts of $10.0 million and $15.0 million, respectively. The purposes of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of December 31, 2007, the Company and RMI had approximately $6.3 million and $7.0 million, respectively, available to draw against under such commitments.
12. Related Party Transactions:
  Revenue and Accounts Receivable:
     During the year ended December 31, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to LAM’s majority owner and received a note receivable in the terms of the sale and is reported in Note 3 — Note Receivable of these notes to consolidated financial statements. During the year ended December 31, 2005, the Company provided construction materials to LAM in the amount of $152,630.
  Professional Services:
     During the years ended December 31, 2007, 2006 and 2005, a related party rendered professional services to the Company in the amounts of $0, $0 and $164,202, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company incurred director fees of $201,000, $91,000 and $110,500, respectively, in aggregate to outside members of the board of directors. At December 31, 2007 and 2006, $201,000 and $91,000, respectively, were due to related parties which included amounts due to outside directors.
     Subcontractor/Supplier:
     LAM provided materials, services and equipment used in the Company’s construction services segment during the year ended December 31, 2005 in the amount of $7,740. At December 31, 2007 and 2006 there were no liabilities due to related parties from subcontracts and supplies.
13. Income Taxes:
     The provisions for income tax expense from operations consist of the following:

	For the Years Ended December 31,
	2007	2006	2005

Current	$(2,947,301)	$(3,167,174)	$(372,102)

Deferred	382,925	3,389	(2,198,853)

	$(2,564,376)	$(3,163,785)	$(2,570,955)

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Income Taxes (Continued):
     The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2007	2006
Deferred tax asset:
Nonqualified stock-based compensation	$144,159	$25,991
Allowance for bad debt and other	363,967	462,216
Inventory allowance	71,977	72,000
NOL carryforward	—	992

	580,103	561,199
Deferred tax liability:
Depreciation	(2,610,836)	(2,974,857)

Net deferred tax liability	$(2,030,733)	$(2,413,658)

     For the years ended December 31, 2007, 2006 and 2005, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the Years Ended December 31,
	2007	2006	2005
Statutory rate of 34% applied to income before income taxes	$2,516,000	$3,024,000	$2,401,000

State taxes, net of federal benefit	196,000	202,000	140,000

Increase (decrease) in income taxes resulting from:
Non-Deductible items	36,000	40,000	30,000
Domestic production activities deduction	(184,000)	(102,000)	—

	$2,564,000	$3,164,000	$2,571,000

     At December 31, 2007 the Company has no Federal net operating loss carryforwards.
14. Commitments and Contingencies:
     The Company purchased a building and moved its main office in Phoenix, Arizona in December 2006. The Company leases additional office space, batch plants, equipment, mixer trucks and property under leases and raw material purchase obligations expiring in various years through 2016. Rents and purchase obligations under the aforementioned operating leases and purchase agreements were $9,147,545, $6,126,141 and $6,951,970 for the years ended December 31, 2007, 2006 and 2005, respectively.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Commitments and Contingencies (Continued):
     Minimum future rental payments under non-cancelable operating leases as of December 31, 2007 for each of the following years and in aggregate are:

For the Years Ending December 31,	Amount

2008	$3,135,171
2009	2,486,739
2010	1,532,754
2011	717,642
2012	73,213

$7,945,519

     Minimum future purchase agreements under non-cancelable purchase agreements as of December 31, 2007 for each of the following years and in aggregate are:

For the Years Ending December 31,	Amount

2008	$3,857,293
2009	3,549,644
2010	2,802,935
2011	2,385,000
2012	2,385,000
Subsequent to 2012	9,106,250

$24,086,122

     The Company has entered into employment contracts with its executive officers and key employees that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. RMI has entered into employment contracts with two of its executive officers that provide for an annual salary, issuance of RMI’s common stock and various other benefits and incentives. As of December 31, 2007, the total commitments, excluding benefits and incentives, for each of the following years and in aggregate are:

For the Years Ending December 31,	Amount

2008	$979,208
2009	557,500
2010	360,417

$1,897,125

     The Company is the lessee of vehicles and equipment under capital leases expiring in various years through 2008. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over the lesser of the expected useful life or the lease term. Depreciation on the assets under capital leases charged to expense in 2007, 2006 and 2005 was $83,315, $353,768 and $347,729, respectively. At December 31, 2007 and 2006, property and equipment included $186,961 and $892,302, respectively, net of accumulated depreciation, of vehicles and equipment under capital leases.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Commitments and Contingencies (Continued):
     Minimum future lease payments under capital leases as of December 31, 2007 for the following year and in aggregate are:

For the Year Ending December 31,	Amount

2008	$104,193

Total minimum payments	104,193
Less: amount representing interest	(2,093)

Present value of net minimum lease payment	102,100
Less: current portion	(102,100)

$—

     Interest rates on capitalized leases vary from 5.07% to 6.75% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.
     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $25.0 million. As a result of its insurance policy coverage and no current or expected litigation against the Company’s officers or directors, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2007.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.
15. Minority Interest in Consolidated Subsidiary:
     On August 24, 2005, the Company’s construction materials subsidiary, Ready Mix, Inc. (“RMI”) began trading on the American Stock Exchange under the trading symbol “RMX.” The initial public offering of 1,782,500 shares of RMI’s common stock, including the exercise of the over-allotment option, was sold for $11.00 per share. In 2007, the Company purchased an additional 620,212 shares of RMI’s common stock and as of December 31, 2007, retains ownership of 2,645,212 shares, representing approximately 69% of the total outstanding shares of RMI’s common stock. Proceeds from the initial public offering were used by RMI for the purchase of plant and equipment, repayment of debt to the Company and working capital.
     Net proceeds realized through the initial public offering and the proportionate share of minority interest in RMI’s net income from the date of the offering through December 31, 2007 and 2006 are reported on the December 31, 2007 and 2006 balance sheets under the caption “Minority Interest in Consolidated Subsidiary.” Also, the portion of net income referenced above is reported on the related statements of operations for the years ended December 31, 2007, 2006 and 2005 under the caption “Minority Interest in Consolidated Subsidiary.”

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Stockholders’ Equity:
  Preferred Stock:
     The Company has authorized 1,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by its board of directors.
  Common Stock and Warrants to Purchase Common Stock:
     On October 23, 2006, the Company issued an additional 817,120 shares of common stock in a private placement offering as units. The units were issued with 81,712 warrants to purchase 81,712 shares of the Company’s common stock as units, exercisable six months and one day from October 23, 2006, the closing date of the offering, at an exercise price of $12.60 per share. The Company issued the units of common stock at $9.00 per share which resulted in proceeds received in the amount of approximately $6.6 million, which is net of offering costs of approximately $.8 million. The proceeds from the offering were used as working capital in order to secure additional bonding capacity. In connection with this offering, the Company entered into a registration rights agreement with all of the investors who purchased units. The registration of the shares pursuant to a Registration Statement on Form S-3 was declared effective by the SEC on November 17, 2006.
17. Litigation and Claim Matters:
     The Company and its subsidiaries are party to legal proceedings in the ordinary course of its business. With the exception of the matters detailed below, the Company believes that the nature of these proceedings (which generally relate to disputes between the Company, or the Company’s subsidiaries, and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and no other pending proceedings are deemed to be materially detrimental and some claims may prove beneficial to its financial condition.
     The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. MVCI has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department — The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The trial date has been postponed to May 4, 2009.

(2)	Federal Highway Administration — The approximate total value of claims on this project is $7,081,529, of which $6,751,940 is on behalf of MVCI and the balance of $329,589 is on behalf of a subcontractor. The primary issues are unforeseen conditions, changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. On September 18, 2006, MVCI submitted a formal claim with the Federal Highway Administration. On September 28, 2007, the Federal Highway Administration denied all of MVCI’s claims. On November 6, 2007, MVCI filed an appeal with the United States Civilian Board of Contract Appeals and no trial date has been set as of the date of this report. MVCI and the Federal Highway Administration have since engaged in settlement discussions of all claims.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Litigation and Claim Matters (Continued):
     The combined total of all outstanding claims as of December 31, 2007 is $19,084,311. MVCI’s portion of the total claims is $15,088,871 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,995,440. Total claim amounts reported by MVCI are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, the Company has recorded $2,463,880 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
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
Lawsuits Filed Against Meadow Valley Contractors, Inc. and Ready Mix, Inc.
(1)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. In January of 2008, the court entered judgment against MVCI in the amount of approximately $185,000, representing the original claim amount plus interest. MVCI continues to believe that the payment is not a preference, and is vigorously appealing the judgment, and in contemplation of the minimal after tax effect of the judgment, MVCI has not recorded any liability in regards to this claim at December 31, 2007.

(2)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January of 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint and he has appealed the dismissal. During 2007, MVCI’s insurance company settled with the remaining plaintiffs with no additional responsibility for MVCI. MVCI denies responsibility for the accident and is vigorously defending the action. MVCI is unable to ascertain if any loss is probable or even estimatable and accordingly, has not accrued a liability related to this complaint as of December 31, 2007.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Litigation and Claim Matters (Continued):
(3)	On November 8, 2007 Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708), in the Superior Court of the State of Arizona, against RMI for re-imbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. RMI is disputing their claims and are vigorously defending against the complaint.
18. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the years ended December 31, 2007, 2006 and 2005, the Company financed the purchase of property and equipment in the amounts of $4,106,578, $6,409,452 and $3,793,429, respectively. During the year ended December 31, 2005, the Company refinanced a note payable in the amount of $3,205,303.
     During the years ended December 31, 2006 and 2005, the Company financed the purchase of various insurance policies in the amounts of $477,747 and $416,017, respectively.
     During the year ended December 31, 2007, 2006 and 2005, the Company realized income tax benefits of $30,993, $144,879 and $884,083, respectively, as a result of disqualifying dispositions of incentive stock options, which is included in income taxes payable and additional paid-in capital.
     During the year ended December 31, 2006, the Company sold its minority interest in LAM to its majority owner. The Company sold its interest in LAM for $793,540, which includes an initial payment of $100,000 and quarterly payments to be paid over six years. The balance of this note receivable at December 31, 2007 was $535,360.
19. Significant Customers:
     For the years ended December 31, 2007, 2006 and 2005, the Company recognized a significant portion of its revenue from the following customers (shown as an approximate percentage of consolidated revenue):

	For the Years Ended December 31,
	2007	2006	2005
A	24.7%	20.9%	21.0%
B	21.0%	9.1%	23.5%
C	2.9%	5.1%	11.6%
     At December 31, 2007 and 2006, amounts due from the aforementioned Customers included in restricted cash and accounts receivables, are as follows:

	December 31,
	2007	2006
A	$2,500,347	$1,874,446
B	8,172,638	4,789,025
C	1,964,328	2,153,500
20. Employee Benefit Plan:
     The Company maintains a 401(k) profit sharing plan (“Plan”) allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Company’s board of directors, and are subject to certain limitations. For the years ended December 31, 2007, 2006 and 2005, the Company contributed $693,078, $580,268 and $437,363, respectively, to the Plan.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21. Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
     Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	For the Years Ended December 31,
	2007	2006	2005
Weighted average common shares outstanding	5,129,275	4,328,160	3,783,089
Dilutive effect of:
Stock options	177,019	292,964	368,007

Weighted average common shares outstanding assuming dilution	5,306,294	4,621,124	4,151,096

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. The Company had anti-dilutive common stock equivalents as of December 31, 2007 and 2006, as described below.
     The Company’s diluted net income per common share for the year ended December 31, 2007 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 305,011 shares at a range of $1.46 to $10.11. The weighted average number of options and warrants to purchase 90,212 shares at $13.88 and $12.60 per share were outstanding at December 31, 2007, but were not included in the computation of diluted net income per common shares because the options’ and warrants’ exercise price was greater than the average market price of the common share.
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
22. Backlog:
     The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $172.4 million at December 31, 2007, compared to approximately $89.5 million at December 31, 2006. At December 31, 2007, approximately $128.0 million (unaudited) of the Company’s backlog of work is scheduled for completion during 2008.
23. Other Informative Disclosures:
     The construction services segment of the Company generates revenue by providing construction services, usually under terms of a contract with an owner or a subcontract with another contractor. The construction services segment operates in Nevada and Arizona markets.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. Other Informative Disclosures (Continued):
     The construction materials segment manufactures and distributes ready-mix concrete and sand and gravel products in the Las Vegas, Nevada and Phoenix, Arizona markets. Prospective customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. Construction materials sales first began from a single location in March 1997 and, by the end of 2006, expanded to three locations in the Las Vegas, Nevada vicinity, one location in the Moapa, Nevada vicinity and three locations in the Phoenix, Arizona vicinity.
     The construction materials testing segment of the Company generates revenue by providing materials testing to all segments of the construction industry, which can be under terms of a contract or as time and materials billable work with an owner or a subcontract with another contractor. The construction materials testing segment operates in the Las Vegas, Nevada regional market.
     The following is a summary of certain financial information of the Company’s three main areas of operations for 2007, 2006 and 2005:

	Construction	Construction	Construction
	Services	Materials	Materials Testing
For the twelve months ended December 31, 2007
Gross revenue	$129,262,421	$77,364,672	$1,383,085
Intercompany revenue	—	(1,744,544)	(346,630)
Cost of revenue	117,924,528	71,210,190	1,460,210
Interest income	1,172,274	385,353	—
Interest expense	101,333	137,533	—
Depreciation and amortization	2,686,412	4,376,723	19,271
Income (loss) before taxes	5,773,251	2,111,309	(595,699)
Income tax benefit (expense)	(2,011,750)	(756,107)	203,481
Net income (loss)*	3,761,501	691,523	(392,218)
Total assets	54,836,237	46,279,080	636,959
For the twelve months ended December 31, 2006
Gross revenue	$112,948,370	$83,588,803	$546,548
Intercompany revenue	(1,012,085)	(436,865)	(112,820)
Cost of revenue	102,878,625	74,382,436	512,572
Interest income	615,365	394,779	—
Interest expense	(175,657)	(163,229)	—
Depreciation and amortization	2,438,374	3,439,208	7,899
Income (loss) before taxes	3,863,765	5,211,606	(182,216)
Income tax benefit (expense)	(1,357,211)	(1,872,331)	65,757
Net income (loss)*	2,506,554	1,775,827	(116,459)
Total assets	54,463,850	47,022,753	619,052
For the twelve months ended December 31, 2005
Gross revenue	$116,822,072	$67,734,424	$—
Intercompany revenue	—	(683,633)	—
Cost of revenue	108,706,174	60,662,743	—
Interest income	466,901	173,574	—
Interest expense	(212,546)	(227,341)	—
Intercompany interest income (expense)	77,561	(77,561)	—
Depreciation and amortization	2,088,144	2,410,900	—
Income before taxes	3,142,565	3,920,632	—
Income tax expense	(1,135,913)	(1,435,042)	—
Net income *	2,006,652	2,197,067	—
Total assets	47,109,736	39,906,794	—

*	Net income for the construction materials segment includes the minority interest deduction of $663,679, $1,563,449 and $288,523 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, in 2005 net income has been re-allocated for comparative purposes.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Other Informative Disclosures (Continued):
     There are no differences in accounting principles between the operations. All centrally incurred costs are allocated to the construction services operation. Beginning in 2005, an administrative services fee has been allocated to the materials segment in the amount of $22,000 per month. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.
24. Quarterly Financial Data, Unaudited:

	March 31,	June 30,	September 30,	December 31,
2007
Revenue	$42,648,675	$58,651,001	$54,891,341	$49,727,987
Gross profit	3,952,970	4,798,300	4,377,543	4,286,437
Income from operations	935,994	1,592,777	1,317,322	1,755,855
Net income	529,894	856,472	1,106,972	1,567,468
Basic net income per common share	0.10	0.17	0.22	0.31
Diluted net income per common share	0.10	0.16	0.21	0.30
Basic weighted average common shares outstanding	5,120,296	5,128,793	5,130,980	5,137,030
Diluted weighted average common shares outstanding	5,295,852	5,314,305	5,310,448	5,304,571

2006
Revenue	$45,749,668	$48,316,869	$51,704,022	$49,751,392
Gross profit	4,747,913	4,766,927	4,043,279	5,751,969
Income from operations	1,988,971	2,053,758	1,692,828	2,412,712
Net income	863,958	873,727	885,266	1,542,971
Basic net income per common share	0.21	0.21	0.21	0.32
Diluted net income per common share	0.19	0.19	0.20	0.31
Basic weighted average common shares outstanding	4,154,444	4,161,732	4,165,760	4,830,704
Diluted weighted average common shares outstanding	4,476,559	4,481,183	4,470,241	5,056,513

2005
Revenue	$39,926,013	$53,443,002	$47,083,476	$43,420,372
Gross profit	1,946,110	3,638,552	4,543,061	5,059,856
Income from operations	290,496	1,482,142	2,726,120	2,022,248
Net income	252,495	997,684	1,639,409	1,314,131
Basic net income per common share	0.07	0.27	0.43	0.32
Diluted net income per common share	0.06	0.25	0.39	0.30
Basic weighted average common shares outstanding	3,604,555	3,653,501	3,808,809	4,065,489
Diluted weighted average common shares outstanding	3,960,138	4,040,282	4,198,742	4,405,220
25. Subsequent Events:
     On January 2, 2008, the Company and RMI granted each of its outside, independent directors options to purchase 5,000 shares of common stock of each respective company. These options vested upon grant and expire in 2013. The exercise price per share for these options to purchase the Company’s and RMI’s common stock is $12.50 and $6.40, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Management’s Annual Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the last quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.
Item 11. Executive Compensation
     The information required by Item 11 relating to our directors is incorporated herein by reference to the information contained under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information contained under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated herein by reference to the information contained under the headings “Election of Directors,” “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 is incorporated herein by reference to the information contained under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated herein by reference to the information contained under the heading “Disclosure of Audit and Non-Audit Fees” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements See Item 8 of Part II hereof.

(2)	Financial Statement Schedules See Schedule below and Item 8 of Part II hereof.
     Schedule of Valuation and Qualifying Accounts:

	Balance at	Charged to		Balance at
In Thousands	Beginning	Expense		Ending
Description	of Year	Account	Deductions	of Year

Year ended December 31, 2005 Allowance for doubtful accounts	$608	$(207)	$(75)	$326
Allowance for potentially obsolete or slow moving inventory	$287	$—	$(43)	$244

Year ended December 31, 2006 Allowance for doubtful accounts	$326	$126	$(57)	$395
Allowance for potentially obsolete or slow moving inventory	$244	$(44)	$—	$200

Year ended December 31, 2007 Allowance for doubtful accounts	$395	$338	$(138)	$595
Allowance for potentially obsolete or slow moving inventory	$200	$—	$(1)	$199

(3)	Exhibits

Exhibit
No.	Title

3.01	Articles of Incorporation and amendments thereto of the Registrant (1)

3.02	Certificate of Designation of Series A Participating Preferred Stock Effective February 13, 2007 (17)

3.03	Amended and Restated Bylaws effective November 8, 2007 (2)

4.1	Rights Plan effective February 13, 2007 (18)

10.1	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers (21)

10.2	Employment Agreement with Bradley E. Larson (22)

10.3	Employment Agreement with Kenneth D. Nelson (22)

10.5	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (7)

10.6	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (7)

10.7	Office Lease Agreement (20)

10.8	Amendment to Office Lease Agreement of the Registrant (9)

10.9	Amendment to Office Lease Agreement of the Registrant (9)

10.10	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (3)

10.11	Settlement Agreement and Release between the Registrant and New Mexico Department of Transportation (11)

10.12	Promissory Note with Nevada State Bank (12)

10.13	Promissory Note with Nevada State Bank (12)

10.14	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.15	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.16	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.17	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.18	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.19	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.20	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (12)

10.21	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (7)

10.22	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)

10.23	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)

10.24	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (20)

10.25	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (20)

10.26	Renewal and Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)

Exhibit
No.	Title

10.27	Renewal and Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)

10.28	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.29	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)

10.30	Line of Credit Agreement with GMAC Financial Services (10)

10.31	Line of Credit Agreement with Ford Motor Credit Company (10)

10.32	Commitment letter from DaimlerChrysler Services (14)

10.33	Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (14)

10.34	Employment Agreement with David D. Doty (19)

10.35	Office Lease Agreement (22)

10.36	Amendment to Office Lease Agreement of the Registrant (22)

10.37	Amended and Restated Revolving Loan Agreement with Wells Fargo Equipment Finance, Inc. (23)

10.38	General Agreement of Indemnity between the Registrant and Safeco Insurance Companies *

14.1	Code of Ethics for Senior Management (11)

21	Subsidiaries of the Registrant (1)

23	Consent of Independent Auditors *

24	Power of Attorney (included on the signature pages hereto) *

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934 *

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995

(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K Current Report dated November 8, 2007

(3)	Incorporated by reference to the Company’s June 30, 2002 Form 10-Q

(4)	Incorporated by reference to the Company’s September 30, 2002 Form 10-Q

(5)	Incorporated by reference to the Company’s December 31, 2002 Annual Report on Form 10-K

(6)	Incorporated by reference to the Company’s December 31, 1998 Annual Report on Form 10-K

(7)	Incorporated by reference to the Company’s December 31, 2000 Annual Report on Form 10-K

(8)	Incorporated by reference to the Company’s September 30, 2001 Form 10-Q

(9)	Incorporated by reference to the Company’s June 30, 2003 Form 10-Q

(10)	Incorporated by reference to the Company’s September 30, 2003 Form 10-Q

(11)	Incorporated by reference to the Company’s December 31, 2003 Annual Report on Form 10-K

Exhibit
No.	Title

(12)	Incorporated by reference to the Company’s June 30, 2004 Form 10-Q

(13)	Incorporated by reference to the Company’s March 31, 2003 Form 10-Q

(14)	Incorporated by reference to the Company’s March 31, 2004 Form 10-Q

(15)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated September 13, 2004

(16)	Previously filed as Exhibit 3.2 to the Company’s Form 8-K Current Report dated February 9, 2007

(17)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K Current Report dated February 14, 2007

(18)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated February 14, 2007

(19)	Previously filed without exhibit to the Company’s Form 8-K Current Report dated November 7, 2006

(20)	Incorporated by reference to the Company’s December 31, 2001 Annual Report on Form 10-K

(21)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated March 6, 2007

(22)	Incorporated by reference to the Company’s December 31, 2006 Annual Report on Form 10-K

(23)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated October 9, 2007

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION
/s/ Bradley E. Larson
Bradley E. Larson
Director, President and Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2008

/s/ David D. Doty
David D. Doty
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2008
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

/s/ Charles R. Norton	/s/ Don A. Patterson

Charles R. Norton	Don A. Patterson
Director	Director
Date: March 31, 2008	Date: March 31, 2008

/s/ Kenneth D. Nelson	/s/ Charles E. Cowan

Kenneth D. Nelson	Charles E. Cowan
Director	Director
Date: March 31, 2008	Date: March 31, 2008