Form 10-K/A
period 2007-12-31
MEADOW VALLEY CORP
filed 2008-04-29
CIK 934749

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
On April 9, 2008, there were 5,171,904 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
          We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 3007 to include Items 10, 11, 12, 13 and 14 under Part III of this document, which Items were previously incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders. Historically, we have completed, filed and mailed our definitive proxy statements within 120 days of our year end of December 31 to meet the requirement to be incorporated by reference in our Annual Report on Form 10-K. Last year and also this year, we will be completing, filing and mailing our definitive proxy statements after 120 days of our fiscal year end and therefore are amending this Form 10-K as required by the rules and regulations of the Securities and Exchange Commission.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Information concerning the directors and executive officers of Meadow Valley Corporation (the “Company”, “we”, “us”) who serve until our 2008 Annual Meeting of Stockholders is set forth below:
          Charles E. Cowan, age 61, has been a director of the Company since November 1995. Since 1993, he has been President of Charles Cowan & Associates, Ltd. and has an extensive background in government and heavy construction industry consulting. From 1991 to 1993, he held CEO positions in Arizona’s Department of Transportation and Department of Economic Security. He graduated with a Bachelor of Economics Degree from St. Martin’s College in Olympia, Washington, and a Master’s Degree in Public Administration from the University of Missouri at Kansas City, Missouri.
          Charles R. Norton, age 66, has been a director of the Company since March 1999. Since 1963, Mr. Norton has been involved in the highway construction industry as a construction foreman, subcontractor, general manager and vice president. He graduated with a Bachelor of Science degree from Brigham Young University in 1968. From 1968 to 1972, he was General Manager of Quaker Empire Construction in Wilkes-Barre, Pennsylvania. From 1972 to 1992, Mr. Norton was Sales Manager, General Manager and Vice President of Syro Steel Company, headquartered in Girard, Ohio. Since 1992, Mr. Norton has been Vice President of Trinity Industries, which purchased Syro in 1972.
          Don A. Patterson, age 54, has been a director of the Company since November 2005. He began his career in public accounting, working for eight years at Arthur Andersen where he developed an extensive background in accounting for the construction and construction material industry. He left to become the managing partner of Mansperger, Patterson & McMullin CPA’s where he worked for 19 years, continuing to provide accounting service and consultation to clients in both the construction materials and contracting industries. During that period he founded Legacy Window Coverings, LLC, an importing and distribution business where he currently serves as CEO. He has devoted his full time attention to Legacy’s operations since 2004. Mr. Patterson graduated with a degree in accounting from Arizona State University in 1978 and received his Certified Public Accountant’s certificate in 1983.
          Bradley E. Larson, age 53, has been a director of the Company since 1994 and was appointed President in July 1995 and Chief Executive Officer in November 1995. Mr. Larson was employed by Tanner Companies, a contracting and material company located in Phoenix, Arizona, from 1976 until December 1994. He was Division President of the Western Arizona region for Tanner from 1984 to 1988, Vice President of Operations from 1988 to 1989 and President of Tanner’s Construction Division from 1989 until he joined the Company in December 1994. Mr. Larson earned a BSE degree in Industrial Engineering from Arizona State University in 1979. He has been active in several construction industry associations and is past Chairman and Director of The Arizona Rock Products Association and past Director of the Arizona Heavy Highway Chapter of the Associated General Contractors.

          Kenneth D. Nelson, age 50, has been a director of the Company since 1993 and has been involved in the financial reporting and operations management areas of the construction industry since 1982. He joined the Company in April 1989, became Vice President of Finance in February 1992 and Vice President and Chief Administrative Officer in April 1996. From August 1986 until April 1989, he was operations manager for Builders Unlimited, a construction firm based in Phoenix, Arizona. Mr. Nelson earned a Bachelor of Science Degree in Business Administration from Arizona State University in 1984.
          David D. Doty, age 43, joined the Company in August 2005 and was named Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer in April 2006. He received his Bachelor of Science degree with a major in Accounting from the California State Polytechnic University, Pomona in 1992. He received his Certified Public Accountant’s certificate from the State of California in 2003. From 1991 to 1994, he was a supervisor at Brabo, Carlsen & Cahill, CPA’s in Palm Springs California. From 1994 to 2000, he was Vice President of Operations and Controller for a hospitality and tourism firm in Rancho Mirage California and from 2000 to 2005 he was first Corporate Controller and then Vice President of Administration, Treasurer and Chief Financial Officer of Star Markets, Ltd. in Honolulu, Hawaii.
CORPORATE GOVERNANCE
Director Independence
          We are authorized by our Bylaws to maintain a Board of Directors comprised of a minimum of three directors and no more than nine directors. Our Board currently consists of five directors, three of whom, Messrs. Norton, Patterson and Cowan, are independent as defined under rules promulgated by the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market. In accordance with the independence standards of the Nasdaq Stock Market, a director must be determined to have no personal, professional, familial or other relationship with the Company other than as a director. Our directors are elected for three year terms, or until an earlier resignation, death or removal. There are no family relationships among any of our directors or officers.
Board of Directors and Board Committees
          The Board of Directors held four regularly scheduled meetings during the last full fiscal year and three special meetings. No director attended less than 75% of the aggregate of such meetings and meetings held by committees of the Board on which he served. We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, but strongly encourage directors to attend all meetings. All members of our Board of Directors attended the 2007 Annual Meeting of Stockholders.
          The standing committees of the Board are as follows: Audit Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act), Nominating and Governance Committee, and Compensation Committee. The Board has adopted a charter for its Audit Committee and its Nominating and Governance Committee, which are available on our website at www.meadowvalley.com by following the link “Investor Information.” The Compensation Committee is not operating under a written charter. Stockholders may also receive a free copy of the committee charters by sending a written request to 4602 E. Thomas Road, Phoenix, Arizona 85018, Attention: Secretary, or calling (602) 437-5400.
          In November 2007, the Board established the Special Committee comprised of the Company’s independent directors. The committee was created based upon the disclosure that a management backed group was and currently is exploring the possibility of tendering an offer to purchase the Company’s common stock. The Special Committee is reviewing the Company’s strategic alternatives and how its strategic alternatives maximize stockholder value. The Special Committee will also evaluate any acquisition proposals that may be received as a result of this process or as a result of any management backed acquisition proposal or any other third party proposal.

          Members of the Company’s Audit Committee, Compensation Committee, Nominating and Governance Committee and Special Committee are footnoted below.

Name	Positions and Offices with the Company
Charles E. Cowan (1) (2) (3) (4)	Director
Charles R. Norton (1) (2) (3) (4)	Director
Don A. Patterson (1) (2) (3) (4)	Director
Bradley E. Larson	President, Chief Executive Officer and Director
Kenneth D. Nelson	Vice President, Chief Administrative Officer and Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Governance Committee

(4)	Member of the Special Committee
The Audit Committee
          Our Audit Committee consists of Messrs. Patterson, Cowan and Norton. Mr. Patterson is our Audit Committee Chairman and has been determined by the Board to be a financial expert as defined by the Securities and Exchange Commission. In the opinion of the Board and as “independent” is defined under current standards of the Nasdaq Capital Market, these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as a member of this committee. The Audit Committee reviews in detail and recommends approval by the Board of our annual and quarterly financial statements, recommends approval of the remuneration of our auditors to the Board, reviews the scope of the audit procedures and the final audit report prepared by our auditors and reviews our overall accounting practices, procedures and internal controls with our auditors. The committee met four times during fiscal 2007.
The Nominating and Governance Committee
          The Nominating and Governance Committee is currently comprised of Messrs. Cowan, Norton and Patterson, our independent directors. Mr. Cowan is our Nominating and Governance Committee Chairman. The committee met four times during fiscal 2007. The purpose of the Nominating and Governance Committee is as follows:
•	identify, consider and nominate candidates for membership on the Board, including any nominees properly received by the Secretary of the Corporation from any stockholder;

•	develop, recommend and evaluate corporate governance guidelines and a code of business conduct and ethics applicable to the Company;

•	make recommendations regarding the structure and composition of the Board and Board committees; and

•	advise the Board on corporate governance matters.
          All members of our Nominating and Governance Committee are “independent,” as defined under applicable law and the listing standards for companies traded on the Nasdaq Capital Market. Nominations of candidates for election as directors may be made by the Board upon recommendation by the Nominating and Governance Committee, or by stockholders. Stockholders may nominate candidates for election as directors if they follow the procedures and conform to the deadlines specified in our Bylaws. For more information, see the disclosure in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Stockholder Proposals for the 2009 Annual Meeting of Stockholders,” which will be filed with the SEC and mailed to our stockholders once a meeting date has been established.

          In evaluating the suitability of potential nominees for membership on the Board, the Nominating and Governance Committee will consider the Board’s current composition, including expertise, diversity, and balance of inside, outside and independent directors, and consider the general qualifications of the potential nominees, such as:
•	Unquestionable integrity and honesty;

•	The ability to exercise sound, mature and independent business judgment in the best interests of the stockholders as a whole;

•	Recognized leadership in business or professional activity;

•	A background and experience that will complement the talents of the other Board members;

•	Willingness and capability to take the time to actively participate in Board and Committee meetings and related activities;

•	Ability to work professionally and effectively with other Board members and the Company’s management;

•	An age to enable the director to remain on the Board long enough to make an effective contribution; and

•	Lack of realistic possibilities of conflict of interest or legal prohibition.
          The Nominating and Governance Committee will also see that all necessary and appropriate inquiries are made into the backgrounds of such candidates. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Governance Committee may also consider such other factors as it may deem to be in the best interests of the Company and its stockholders.
The Compensation Committee
          Our Compensation Committee consists of Messrs. Patterson, Cowan and Norton. Mr. Norton is our Compensation Committee Chairman. The purpose of the Compensation Committee is to determine the compensation to be paid to the Company’s executive officers, and to approve any incentive compensation plans. The Compensation Committee will recommend approval to the Board of the compensation of our executive officers, the annual compensation budget for all other employees, bonuses, grants of stock options and any changes to our benefit plans. The committee met four times during fiscal 2007.
Stockholder Communications with Directors
          Stockholders may communicate with any and all members of the Company’s Board of Directors by transmitting correspondence by mail or facsimile addressed to one or more directors by name or, for a communication to the entire Board, to the President at the following address and fax number: Meadow Valley Corporation, 4602 E. Thomas Road, Phoenix, Arizona 85018; main, (602) 437-5400; facsimile, (602) 437-1681.
          Communications from our stockholders to one or more directors will be collected and organized by our Corporate Secretary under procedures adopted by our independent directors. The Corporate Secretary will forward all communications to the President or to the identified director(s) as soon as practicable, although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently. If multiple communications are received on a similar topic, the Corporate Secretary may, in his direction, forward only representative correspondence.
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

Code of Ethics
          We have adopted a Code of Ethics that applies to all of our senior management and directors. Our Code of Ethics is available on our website at www.meadowvalley.com by following the links “Investor Information – Code of Ethics.” Stockholders may also receive a free copy of this document by sending a written request to 4602 E. Thomas Road, Phoenix, Arizona 85018, Attention: Secretary, or calling (602) 437-5400. Amendments to and waivers, if any, from our Code of Ethics will also be disclosed on our website.
          In addition, in accordance with the Sarbanes-Oxley Act of 2002 and the listing standards of the Nasdaq Capital Market, we have adopted procedures to facilitate the submission, on a confidential and anonymous basis, of complaints, reports and concerns by any person regarding (1) accounting, internal accounting controls or auditing matters, (2) actual or potential violations of laws, rules or regulations, and (3) other suspected wrongdoing, including in connection with our Code of Ethics.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of change in their ownership of our common stock. Securities and Exchange Commission regulations require our directors, executive officers and greater than 10% stockholders to furnish us with copies of these reports. Based solely upon a review of such reports and related information furnished to us, we believe that, during the 2007 fiscal year, each person who served as a director or executive officer of our company or held more than 10% of our common stock complied with the Section 16(a) filing requirements.
Item 11. Executive Compensation
DIRECTOR COMPENSATION
          We use a combination of cash and long-term equity incentive awards to compensate members of our Board of Directors. The following table provides information regarding compensation earned in 2007 by each individual who served as a non-employee member of our Board of Directors in 2007.

					Change in
					Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name (1)	Cash (2)	Awards	Awards (3)	Compensation	Earnings	Compensation	Total

Charles E. Cowan	$31,000	—	$38,350	—	—	—	$69,350
Charles R. Norton	33,000	—	38,350	—	—	—	71,350
Don A. Patterson	39,000	—	38,350	—	—	—	77,350

	$103,000	—	$115,050	—	—	—	$218,050

(1)	Bradley E. Larson, President and Chief Executive Officer, and Kenneth D. Nelson, Vice President and Chief Administrative Officer, are not included in this table as they are employees of our Company and receive no additional compensation for their service as directors. Their compensation is shown in the Summary Compensation Table for 2007, below.

(2)	Directors receive $15,000 per year for being a member of the Board of Directors and $4,000 for each committee upon which they serve and are reimbursed for reasonable out-of-pocket expenses. The Chairman of the Audit Committee and the Special Committee each received an additional $4,000, and the Chairman of the Compensation Committee receives an additional $2,000 per year. The above amounts do not include out-of-pocket expenses. Directors who are employed by the Company are not compensated for their service on the Board.

(3)	Directors are entitled to participate in our equity incentive plan, and each director not employed by the Company was issued 5,000 stock options to purchase common stock on July 2, 2007, for his service on the Board during 2007. This column represents the aggregate dollar amount of the awards granted in 2007. Therefore, the values shown here are not representative of the amounts that may eventually be realized by a director. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for stock awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-based Payments.” At December 31, 2007, there were no restricted stock units, deferred stock units or dividend equivalent units accumulated in any director accounts.

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Executive Compensation Program
          The Compensation Committee of the Board is responsible for assisting the Board in defining and overseeing the Company’s general compensation practices. During fiscal 2007, the Compensation Committee finalized the executive compensation package, based on the recommendation from FMI Management Consulting (“FMI”).
          The persons who served as our Chief Executive Officer and Chief Financial Officer during 2007, as well as other individuals named in our Summary Compensation Table for 2007, are referred to as the “named executive officers” throughout this section of our Annual Report on Form 10-K.
Executive Summary
          As discussed in more detail below, the following actions concerning the compensation of the Company’s named executive officers were taken for fiscal 2007:
•	Alan Terril resigned as Vice President and Chief Operating Officer.

•	Bradley E. Larson, Kenneth D. Nelson, David D. Doty, Robert Bottcher and Robert Terril received a salary increase during fiscal 2007.

•	Bradley E. Larson, Kenneth D. Nelson, David D. Doty, Robert Bottcher and Robert Terril received incentives pursuant to the Company’s Non-Equity Incentive Plan (the “Incentive Plan”).

•	Robert Bottcher, Arizona Area President of Meadow Valley Contractors, Inc, and Robert Terril, Nevada Area President of Meadow Valley Contractors, Inc., were included as named executive officers for 2007.
Oversight of Executive Compensation Program and Role of Executive Officers in Compensation Decisions
          While the Compensation Committee approves all aspects of our executive compensation program, it reports to the full Board of Directors on a regular basis and seeks approval for certain actions. The Committee coordinates with its consultants and management to obtain marketplace and internal data analyses, project reports and program recommendations to assist the Compensation Committee in making executive compensation decisions. Our Chief Executive Officer and, in some cases, other executive officers make recommendations to the Compensation Committee with respect to various elements of executive compensation.
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

Components of 2007 Executive Compensation
          Our executive compensation has three main parts: a salary paid in cash, an annual non-equity cash incentive plan, in which payment is contingent on the financial performance of the Company, and a long-term equity incentive that the Company provides through the award of options to purchase the Company’s common stock. The salary component is intended to reward executives for their current, day-to-day work. The cash incentive bonus is intended to be a reward for the executive’s contribution to the financial success of the Company in a given year. Awards of equity are intended to create longer-term incentive for the executive to remain with the Company since the benefit is realized, if the Company is successful, over a multi-year period similar to our stockholders.
     Annual Salary
          Because an executive’s annual salary is meant to reflect his value to the Company on a day-to-day basis, it is a fixed, predetermined element of his compensation. When the Compensation Committee reviews the level of an executive’s salary for a possible increase at the end of the term of his employment agreement or on an annual basis if no employment agreement is in place, that review is based on two main factors: his prior salary and the salary range of executives in comparable companies at a comparable level of responsibility. The Compensation Committee members take an executive’s prior salary into account because they believe that it reflects the assessment of prior boards and/or compensation committees of the executive’s value to the Company. Compensation levels of comparable companies are obtained from industry trade publications, management consulting firms such as FMI and other public companies similar to our size and industry. In addition, the Compensation Committee provides its knowledge of construction industry compensation levels gained in the course of the work each independent director performs in their daily business activity.
     Non-Equity Incentive Plan
          Previously, the amount of cash incentive executive management could earn was derived from a formula principally based upon the Company’s income before income taxes. For the 2007 fiscal year, the amount of executive management cash incentive payable in 2008 was derived from a formula principally based upon the Company’s return on net assets. The Compensation Committee established a minimum return on net assets of 7.4% in order for non-equity incentive compensation to be paid in 2008. The Compensation Committee adopted 7.4% as a minimum return on net assets based upon the results of the compensation review and analysis performed by FMI and the Company’s own analysis of its weighted average cost of capital, industry comparisons, growth rates and market conditions the Company is experiencing.
          The measurement of the return on net assets for each of the four profit centers eligible for non-equity cash incentive (“Area”) is the adjusted income from operations for the Area divided by one fourth of the Company’s net assets. The Company’s net assets are its total assets less current liabilities, long-term debt and deferred income taxes. Income from operations from each Area is determined and then corporate general and administrative expenses are allocated to all Areas. The resulting adjusted Area operating income is subtracted from the calculated minimum adjusted Area operating income derived from the minimum return of 7.4%. The resulting difference, if any, is aggregated into a combined total and 30% of this excess adjusted Area operating income, net of corporate general and administrative expenses, is determined for possible bonus payout. The 30% allocation of this excess combined adjusted Area operating income to create an incentive bonus pool was established and approved by the Compensation Committee.
          Of the amount allocated to the bonus pool, the Compensation Committee established that 60% be allocated to Area incentive bonus, 30% be allocated to corporate bonus and the remaining 10% be allocated for a discretionary pool. Amounts in the Area pool and the corporate pool are distributed pro-rata by each individual’s annual salary within the respective pools to participants until amounts in the respective pools are exhausted or until amounts distributed individually reach the participant’s maximum cap determined by a percent of the participant’s annual salary. These maximum allocations of annual salary vary by position and are reviewed and approved annually by the Compensation Committee.

          Maximum non-equity incentive compensation amounts for the following named executives are expressed as a percentage of their respective annual salaries:

Maximum of
Non-Equity Cash Incentive
as a Percent of
Name and Principal Position	Annual Salary
Bradley E. Larson, President and Chief Executive Officer	115%
(Principal Executive Officer)

David D. Doty, Chief Financial Officer, Secretary and Treasurer	70%
(Principal Financial Officer)

Kenneth D. Nelson, Vice-President and Chief Administrative Officer	110%

Robert Bottcher, Arizona Area President	65%
Meadow Valley Contractors, Inc. (a Meadow Valley Corporation wholly owned subsidiary)

Robert Terril, Nevada Area President	65%
Meadow Valley Contractors, Inc. (a Meadow Valley Corporation wholly owned subsidiary)
          The Compensation Committee authorizes the payment of incentive amounts and, if applicable, makes any decisions on discretionary amounts, when the results for the year in question are known, typically in late February or early March of the following year. Incentive amounts for 2007 were approved in March 2008. The Summary Compensation Table for 2007, below, shows the total 2007 cash incentive amounts of each named executive officer.
     Equity Incentive Plan
          The award of an option to buy the Company’s common stock is a long-term element of compensation since on the date of the award, the exercise price, or purchase price, of the shares subject to the option is the same as the price of those shares on the open market. The recipient of a stock option will only realize its value if the market price of the shares increases over the life of the option, the award gives the executive an incentive to remain with the Company and aligns his interests with those of our stockholders.
          The Company calculates the value of a stock option award on the date of its grant under accounting requirements that involve the use of a complex formula consisting of estimates about the Company, its stock price and the likelihood of the option holder forfeiting the stock option. The dollar amount shown in the Summary Compensation Table for 2007, below, for stock option awards is the value of the options computed under FAS 123R.
          In determining the size of a stock option award, the Compensation Committee takes into account both the value of the award to the recipient and the corresponding accounting cost to the Company.
     Other Compensation
          The only other forms of compensation of the executive officers are the personal use of Company vehicles, disability and term life insurance and other benefits made available to all salaried employees and the perquisites shown in the Summary Compensation Table for 2007, below, in the column labeled All Other Compensation. A detailed description of the perquisites is shown in footnote 3 to the table. The payment of Messrs. Larson, Nelson, Bottcher and Terrils’ term life insurance premiums is a benefit that has been provided to them by the Company for many years and was established when the Company determined to carry a key officer life policy on each of the executives in the same amounts as the policy provided each officer. This benefit is also applicable to Mr. Doty, however, no amounts were paid in 2007 for term life insurance on his behalf.

     Overall Compensation Levels
          As with salary, the Company attempts to provide its executives with a total compensation package that is comparable to their peers in the industry and that the members of the Compensation Committee believe in their personal judgment and based on their business experience is fair and appropriate for the executive’s level of responsibility and contribution to the Company. The Compensation Committee, which consists of only our independent members of the Board of Directors, makes the final determination of the compensation of the named executive officers. However, the Committee discusses their compensation recommendations for each executive officer with the Chief Executive Officer in advance of making a decision.
     Employment Agreements
          Messrs. Larson, Doty, Nelson, Bottcher and R. Terril currently are employed by the Company through employment agreements. In November 2006, the Company entered into two-year employment agreements with Messrs. Bottcher and Terril and three-year employment agreements with Messrs. Larson, Doty and Nelson, of which Messrs. Larson’s and Nelson’s employment agreements were renewed in November 2007 for three years, providing for an annual base salary. These individuals are also eligible to receive incentive amounts based upon performance as determined by our Compensation Committee and approved by our Board of Directors. In the event the Company terminates any of these individuals without cause (as defined in the agreements) or the Company is the subject of a change of control (as defined in the agreements), all options granted to the individuals under their employment agreements will vest and the Company will be required to pay compensation to these individuals for the remaining terms of their agreements.
     Compensation of the Chief Executive Officer
          Employment Agreement and Compensation Elements
          Mr. Larson’s 2007 compensation was determined according to the above compensation components pursuant to the terms of his employment agreement.
Compensation Committee Report
          The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Proxy Statement for the 2008 Annual Meeting of Stockholders.
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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
          The Compensation Committee currently consists of the following three members of the Board of Directors: Messrs. Cowan, Norton and Patterson. No member of the Compensation Committee was at any time during the Company’s 2007 fiscal year, or at any other time, an officer or employee of the Company.
          No executive officer of the Company has served on the compensation committee of any other entity that has, or has had, one or more executive officers serving as a member of the Company’s Board of Directors.
          Three of our independent Directors, Messrs. Cowan, Norton and Patterson, are also members of the Board of Directors of the Company’s majority owned subsidiary, Ready Mix, Inc.
Summary Compensation Table
          The following table provides information regarding the total compensation earned in 2007 and 2006 by the named executive officers, which include the Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and Area Presidents of the Company’s wholly owned subsidiary, Meadow Valley Contractors, Inc., who are the only other executive officers whose compensation for 2007 exceeded $100,000, or would have exceeded $100,000 if they had been employed by the Company or its subsidiary at the end of the fiscal year ended December 31, 2007. The named executive officers who also serve on the Board of Directors are not compensated for their services rendered to the Board of Directors. The Company pays compensation to these executive officers according to the terms of their employment agreements or as determined by the Compensation Committee when no employment agreement is in place. The amounts include any compensation that was deferred by the executive through contributions to his defined contribution plan account under Section 401(k) of the Internal Revenue Code. All amounts are rounded to the nearest dollar.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
Name and					Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Stock Awards	Awards(1)	Compensation(2)	Compensation	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Bradley E. Larson,	2007	250,240	—	—	—	183,754	—	25,413	459,407
President and Chief	2006	250,000	—	—	48,100	363,785	—	23,384	685,269
Executive Officer (Principal Executive Officer)

David D. Doty,	2007	140,192	—	—	—	105,000	—	15,904	261,096
Chief Financial Officer	2006	140,000	—	—	48,100	216,664	—	14,995	419,759
(Principal Financial Officer) Secretary, Treasurer

Kenneth D. Nelson,	2007	140,577	—	—	—	124,003	—	23,279	287,859
Vice-President and Chief	2006	140,000	—	—	48,100	216,664	—	22,370	427,134
Administrative Officer

Robert Bottcher,	2007	138,519	—	—	—	122,250	—	16,608	277,377
Arizona Area President,	2006	138,000	—	—	—	128,340	—	12,326	278,666
Meadow Valley Contractors, Inc

Robert Terril,	2007	138,519	—	—	—	122,250	—	16,209	276,978
Nevada Area President,	2006	138,000	—	—	—	86,940	—	15,300	240,240
Meadow Valley Contractors, Inc

Alan A. Terril,	2007	49,039	—	—	—	—	—	9,906	58,945
Vice-President and Chief	2006	150,000	—	—	48,100	230,400	—	17,029	445,529
Operating Officer (former)

(1)	This column represents the aggregate dollar amount of the awards granted in each respective year. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-based Payments.” For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility and expected term. The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period equal to or approximating the option’s expected term. The dividend yield assumption is based on our historical dividend payouts, which is zero. The volatility assumption is based on the historical volatility of our common stock over a period equal to the option’s expected term or trading stock’s trading history which ever is shorter. The expected term of options granted is based on expectations about future exercises and represents the period of time that options granted are expected to be outstanding.

(2)	The non-equity incentive plan payments for 2007 and 2006 were made on March 7, 2008 and March 9, 2007, respectively. See discussion of non-equity incentive plans under the heading “Compensation Discussion and Analysis” above. None of the named executive officers elected to defer their 2007 or 2006 non-equity incentive plan payments.

(3)	The amounts shown include Company-paid life insurance premiums, defined contribution plan payments, personal use of Company vehicles and Company-paid portion of health insurance for the fiscal years ended 2007 and 2006. The following table identifies the separate amounts attributable to each category of perquisites and other compensation:

		Company Paid	Company Paid	Company Paid		Defined
		Disability	Life	Portion of	Vehicle	Contribution
Name		Insurance	Insurance	Health Insurance	Personal Use	Plan	Total

Bradley E. Larson	2007	$8,864	$645	$7,374	$780	$7,750	$25,413
	2006	$7,744	$645	$6,715	$780	$7,500	$23,384

David D. Doty	2007	$—	$—	$7,374	$780	$7,750	$15,904
	2006	$—	$—	$6,715	$780	$7,500	$14,995

Kenneth D. Nelson	2007	$6,620	$755	$7,374	$780	$7,750	$23,279
	2006	$6,620	$755	$6,715	$780	$7,500	$22,370

Robert Bottcher	2007	$—	$704	$7,374	$780	$7,750	$16,608
	2006	$—	$704	$6,715	$780	$4,127	$12,326

Robert Terril	2007	$—	$305	$7,374	$780	$7,750	$16,209
	2006	$—	$305	$6,715	$780	$7,500	$15,300

Alan A. Terril	2007	$—	$—	$1,901	$255	$7,750	$9,906
	2006	$1,905	$1,530	$5,314	$780	$7,500	$17,029
Grants of Plan-Based Awards in 2007
     The following table provides information regarding cash incentive awards and options to purchase common stock granted under our equity incentive plan to the named executive officers in 2007.

		Payouts Under			Estimated Future				All Other Option
		Non-Equity Incentive Plan			Payouts Under			All Other Stock	Awards: Number of		Grant Date Fair
		Awards			Equity Incentive Plan Awards			Awards: Number of	Securities	Exercise or Base	Value of Stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock or	Underlying Options	Price of Option	and Option
Name	Date	($)	($)(1)	($)(2)	($)	($)	($)	Units (#)	(#)	Awards ($/Sh)	Awards

Bradley E. Larson	—	$—	$183,754	$287,500	—	—	—	—	—	$—	$—
David D. Doty	—	$—	$105,000	$105,000	—	—	—	—	—	$—	$—
Kenneth D. Nelson	—	$—	$124,003	$154,000	—	—	—	—	—	$—	$—
Robert Bottcher	—	$—	$122,250	$122,250	—	—	—	—	—	$—	$—
Robert Terril	—	$—	$122,250	$122,250	—	—	—	—	—	$—	$—
Alan A. Terril	—	$—	$—	$—	—	—	—	—	—	$—	$—

(1)	The non-equity incentive plan payments were made on March 7, 2008 and related to the achievement of specified financial performance objectives, as discussed under the heading “Compensation Discussion and Analysis” above during 2007.

(2)	Individual payments made under the Non-Equity Incentive Plan are subject to maximum amounts established by the Compensation Committee and are based upon cap amounts as a percentage of annual salary amounts.

Outstanding Equity Awards at Fiscal Year-End
          The following table provides information regarding all outstanding equity awards held by the named executive officers as of December 31, 2007. The Company did not issue any stock awards to named executive officers during fiscal 2007.

	Option Awards (1)
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)(2)	Date

Bradley E. Larson,	7,000	—	—	5.8750	04/16/2008
President and Chief Executive	7,000	—	—	3.8750	10/21/2009
Officer (Principal Executive	33,334	—	—	1.4600	11/19/2013
Officer)	3,333	—	6,667	10.1100	11/30/2011

David D. Doty,	—	—	2,500	9.3800	11/01/2010
Chief Financial Officer	—	—	6,667	10.1100	11/30/2011
(Principal Financial Officer) Secretary, Treasurer

Kenneth D. Nelson,	5,800	—	—	5.8750	04/16/2008
Vice-President and Chief	5,800	—	—	3.8750	10/21/2009
Administrative Officer	20,000	—	—	2.4375	03/08/2011
	32,500	—	—	1.4600	11/19/2013
	3,333	—	6,667	10.1100	11/30/2011

Robert Bottcher,	4,800	—	—	5.8750	04/16/2008
Arizona Area President	4,800	—	—	3.8750	10/21/2009
Meadow Valley Contractors, Inc	5,000	—	—	2.4375	03/08/2011
	7,000	—	—	1.4600	11/19/2013

Robert Terril,	—	—	—	—	—
Nevada Area President	—	—	—	—	—
Meadow Valley Contractors, Inc	—	—	—	—	—

Alan A. Terril,	3,333	—	6,667	10.1100	11/30/2011
Vice-President and Chief	—	—	—	—	—
Operating Officer (former)	—	—	—	—	—

(1)	Outstanding options vest in one-third increments on each anniversary date of grant.

(2)	Pursuant to the 2004 Equity Incentive Plan, the exercise price for all outstanding options is based on the grant date fair market value, which is the market closing price of our common stock on the Nasdaq Capital Market on the date of grant.

Option Exercises and Stock Vested in 2007
          The following table provides information regarding each exercise of stock options, if any, by the named executive officers in 2007:

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)

Bradley E. Larson	—	$—	—	$—
David D. Doty	8,333	26,659	—	—
Kenneth D. Nelson	—	—	—	—
Robert Bottcher	—	—	—	—
Robert Terril	—	—	—	—
Alan A. Terril	—	—	—	—
Retirement Plans
Pension Benefits
          During the fiscal year 2007 we did not have a pension benefit plan. We do not intend on implementing a pension plan in the near future.
Nonqualified Deferred Compensation
          During the fiscal year 2007 we did not have a nonqualified deferred compensation plan. We do not intend on implementing a nonqualified deferred compensation plan in the near future.
Equity Incentive Plans
     Meadow Valley Corporation Equity Incentive Plan:
          In 2005, the 2004 Equity Incentive Plan (“2004 Plan”) was ratified by the stockholders. The 2004 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
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
          The 2004 Plan is administered by the Compensation Committee of the Board of Directors which was comprised of non-employee directors. The 2004 Plan has no fixed termination date. The Company’s Board of Directors or the committee may generally amend, alter, suspend, discontinue or terminate all or a portion of the 2004 Plan at any time, as long as the rights of a participant are not materially impaired without the participant’s consent, subject to stockholder approval to the extent necessary to comply with applicable law, stock exchange rule or regulatory requirements or, as determined by the committee, to qualify with tax requirements.

          In 2007, we granted, under the 2004 Plan, an aggregate of 15,000 stock options to independent directors at an exercise price of $13.88.
          We have reserved 1,200,000 shares of our common stock for issuance under the 2004 Plan. As of December 31, 2007, 150,149 shares were available for future grant under the 2004 Plan. The common terms of the stock options are from five to ten years and generally, may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market closing price of the Company’s common stock on the date of grant. The Company’s Board of Directors has full discretion to modify these terms.
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
          RMI’s Plan is administered by RMI’s Compensation Committee. Currently, RMI has 673,000 shares of common stock reserved for issuance under RMI’s Plan. Under RMI’s Plan, RMI’s Board of Directors determines which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.
          With respect to stock options, the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of RMI’s stock is eligible to receive incentive stock options under RMI’s Plan unless the option price is at least 110% of the fair market value of RMI’s common stock subject to the option on the date of grant. The option price for non-statutory options is established by RMI’s Board and may not be less than 100% of the fair market value of RMI’s common stock subject to the option on the date of grant.
          No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with RMI from the date of grant to the date of exercise, unless extended under RMI’s Plan grant. Options granted under RMI’s Plan expire five years after the date of the option grant and the exercise date of an option is not longer than five years from the date of grant, but can be shorter when established by the plan administrator. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by us become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding.
          Initially, RMI reserved 675,000 shares of common stock for issuance to officers, directors and employees under RMI’s Plan described above. Options will be issued to employees and executive officers based on the recommendation of RMI’s compensation committee of the Board of Directors according to the following:
•	employees holding positions of responsibility with RMI whose performance can have a significant effect on RMI’s success; and

•	non-employee directors.
          Currently, RMI has granted under RMI’s Plan an aggregate of 386,125 options to purchase common stock to officers, directors and employees at an exercise price ranging from $6.40 to $12.85. Typically, the options are exercisable from the grant date as follows: 33% of the options are exercisable after one year of continuous service to us, 66% after two years of continuous service and 100% after three years of continuous service. RMI’s Board of Directors has full discretion to use different vesting schedules for each grant made under RMI’s Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth information concerning the holdings of common stock by each person who, as of April 15, 2008, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company’s common stock, by each director, named executive officer, and by all directors and named executive officers as a group.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)
Directors and Executive Officers Bradley E. Larson (2)	148,011	2.8%
Kenneth D. Nelson (3)	150,529	2.8%
Alan A. Terril	0	*
David D. Doty	0	*
Don A. Patterson (4)	18,333	*
Charles E. Cowan (5)	13,333	*
Charles R. Norton (6)	25,033	*
All officers and directors as a group (7 persons)	355,239	6.6%
5% Stockholders
North Atlantic Value LLP (7)	411,900	7.7%
Praesidium Investment Management Company, LLC (8)	277,701	5.2%
Tontine Capital Partners, LP (9)	344,452	6.4%
Hoak Public Equities, LP (10)	273,924	5.1%
Carpe Diem Capital Management LLC (11)	424,415	7.9%
Lord, Abbett and Co. LLC (12)	324,276	6.1%

*	Less than 1%.

(1)	Beneficial ownership includes direct and indirect ownership of shares of our common stock, including rights to acquire beneficial ownership of shares upon the exercise of stock options exercisable as of April 15, 2008 and that would become exercisable within 60 days of such date. To our knowledge and unless otherwise indicated, each stockholder listed below has sole voting and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage of ownership is based on 5,353,453 shares of common stock outstanding as of April 15, 2008 and options exercisable within 60 days. Unless otherwise indicated, all stockholders listed below have an address in care of our principal executive offices which are located at 4602 E. Thomas Road, Phoenix, Arizona 85018.

(2)	Includes vested portion of stock options to purchase 50,667 shares of common stock.

(3)	Includes vested portion of stock options to purchase 67,433 shares of common stock.

(4)	Includes vested portion of stock options to purchase 18,333 shares of common stock.

(5)	Includes vested portion of stock options to purchase 13,333 shares of common stock.

(6)	Includes vested portion of stock options to purchase 25,033 shares of common stock.

(7)	Based solely on a Schedule 13D/A filed with the SEC on May 14, 2007. According to this filing, the address of this holder is Ryder Court, 14 Ryder Street, London SW1Y 6QB, England.

(8)	Based solely on a Schedule 13G/A filed with the SEC on June 20, 2007. According to this filing, the address of this holder is 747 Third Avenue, New York, New York 10017.

(9)	Based solely on a Schedule 13G/A filed with the SEC on February 15, 2006. According to this filing, the address of this holder is 55 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830.

(10)	Based solely on a Schedule 13D/A filed with the SEC on November 7, 2007. According to this filing, the address of this holder is 500 Crescent Court, Suite 230, Dallas, Texas 75201.

(11)	Based solely on a Schedule 13D/A filed with the SEC on April 11, 2008. According to this filing, the address of this holder is 111 South Wacker Drive, Suite 3950, Chicago, Illinois 60606.

(12)	Based solely on a Schedule 13G filed with the SEC on February 14, 2008. According to this filing, the address of this holder is 90 Hudson Street, Jersey City, New Jersey 07302.

Equity Compensation Plan Information
          The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Meadow Valley Corporation
Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	320,011	$5.35	150,149

Equity compensation plans not approved by security holders	—		—

Total	320,011		150,149

(1)	Includes 320,011 options to purchase shares of our common stock issued to employees and directors from our 2004 Plan.
          RMI also maintains an equity compensation plan as follows:

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
Plan Category	Outstanding Options	Outstanding Options	Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders (1)(2)	482,375	$11.54	306,875

Equity Compensation Plans Not Approved by Security Holders	—		—

Total	482,375		306,875

(1)	Includes an individual compensation agreement for 116,250 warrants to purchase common stock issued to RMI’s common stock issued to RMI’s underwriters as a portion of their compensation in connection with RMI’s initial public offering.

(2)	Includes 366,125 options to purchase shares of RMI’s common stock issued to RMI’s employees and directors from RMI’s Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
          During the year ended December 31, 2006, the Company sold its minority interest in a related party, LAM Contracting, LLC (“LAM”) to LAM’s majority owner.

Director Independence
          Our Board of Directors currently consists of five directors, three of whom, Messrs. Norton, Patterson and Cowan, are independent as defined under rules promulgated by the Securities and Exchange Commission (“SEC”) and the Nasdaq Capital Market. The Board of Directors includes two Class A Directors whose terms expire in 2009, one Class B Director whose term expires in 2008, and two Class C Directors whose terms expire in 2010. Subject to election at our 2008 Annual Meeting of Stockholders, the Class B Director will serve a three-year term expiring in 2011. There are no family relationships among any of our directors or officers.
Item 14. Principal Accounting Fees and Services

Disclosure of Audit and Non-Audit Fees
          The following table shows consolidated fees paid or accrued by the Company and its majority owned subsidiary for the audits and other services provided by the Company’s accountants for the years ended December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007	2006
Audit fees for the years ended December 31 and fees for the review of financial statements included in quarterly reports on Form 10-Q	$233,645	$169,000
Audit related fees (1)	—	4,322
Tax fees	30,206	30,008
All other fees	4,093	36,284

(1)	Fees paid in 2006 were associated with the registration RMI’s common stock shares underlying the equity incentive plan.
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
          The services provided by our independent registered public accountants during the year ended December 31, 2007 were all pre-approved by the Audit Committee.
          The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accountant to management.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Exhibits

Exhibit
No.	Title
3.01	Articles of Incorporation and amendments thereto of the Registrant (1)
3.02	Certificate of Designation of Series A Participating Preferred Stock Effective February 13, 2007 (17)
3.03	Amended and Restated Bylaws effective November 8, 2007 (2)
4.1	Rights Plan effective February 13, 2007 (18)
10.1	Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers (21)
10.2	Employment Agreement with Bradley E. Larson (22)
10.3	Employment Agreement with Kenneth D. Nelson (22)
10.5	Property Lease and Aggregate Supply Agreement with Sun State Rock & Materials Corp. (7)
10.6	Property Lease and Aggregate Supply Agreement with Clay R. Oliver d.b.a. Oliver Mining Company (7)
10.7	Office Lease Agreement (20)
10.8	Amendment to Office Lease Agreement of the Registrant (9)
10.9	Amendment to Office Lease Agreement of the Registrant (9)
10.10	General Agreement of Indemnity between the Registrant and Liberty Mutual Insurance Company (3)
10.11	Settlement Agreement and Release between the Registrant and New Mexico Department of Transportation (11)
10.12	Promissory Note with Nevada State Bank (12)
10.13	Promissory Note with Nevada State Bank (12)
10.14	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)
10.15	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)
10.16	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)
10.17	Master Security Agreement with The CIT Group/Equipment Financing, Inc. (7)
10.18	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (7)
10.19	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.20	Master Lease Agreement with The CIT Group/Equipment Financing, Inc. (12)
10.21	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (7)
10.22	Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)
10.23	Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (8)
10.24	Amendment No. 1 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (20)

Exhibit
No.	Title
10.25	Amendment No. 2 to Restated and Amended Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (20)
10.26	Renewal and Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)
10.27	Renewal and Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (5)
10.28	Amendment of Amended and Restated Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.29	Amendment of Revolving Loan Agreement with The CIT Group/Equipment Financing, Inc. (13)
10.30	Line of Credit Agreement with GMAC Financial Services (10)
10.31	Line of Credit Agreement with Ford Motor Credit Company (10)
10.32	Commitment letter from DaimlerChrysler Services (14)
10.33	Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (14)
10.34	Employment Agreement with David D. Doty (19)
10.35	Office Lease Agreement (22)
10.36	Amendment to Office Lease Agreement of the Registrant (22)
10.37	Amended and Restated Revolving Loan Agreement with Wells Fargo Equipment Finance, Inc. (23)
10.38	General Agreement of Indemnity between the Registrant and Safeco Insurance Companies (24)
14.1	Code of Ethics for Senior Management (11)
21	Subsidiaries of the Registrant (1)
23	Consent of Independent Auditors *
24	Power of Attorney (24)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934 *
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporation by reference to the Company’s Registration Statement on Form S-1, File Number 33-87750 declared effective on October 16, 1995

(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K Current Report dated November 8, 2007

(3)	Incorporated by reference to the Company’s June 30, 2002 Form 10-Q

(4)	Incorporated by reference to the Company’s September 30, 2002 Form 10-Q

(5)	Incorporated by reference to the Company’s December 31, 2002 Annual Report on Form 10-K

(6)	Incorporated by reference to the Company’s December 31, 1998 Annual Report on Form 10-K

(7)	Incorporated by reference to the Company’s December 31, 2000 Annual Report on Form 10-K

(8)	Incorporated by reference to the Company’s September 30, 2001 Form 10-Q

(9)	Incorporated by reference to the Company’s June 30, 2003 Form 10-Q

(10)	Incorporated by reference to the Company’s September 30, 2003 Form 10-Q

(11)	Incorporated by reference to the Company’s December 31, 2003 Annual Report on Form 10-K

(12)	Incorporated by reference to the Company’s June 30, 2004 Form 10-Q

(13)	Incorporated by reference to the Company’s March 31, 2003 Form 10-Q

(14)	Incorporated by reference to the Company’s March 31, 2004 Form 10-Q

(15)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated September 13, 2004

(16)	Previously filed as Exhibit 3.2 to the Company’s Form 8-K Current Report dated February 9, 2007

(17)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K Current Report dated February 14, 2007

(18)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated February 14, 2007

(19)	Previously filed without exhibit to the Company’s Form 8-K Current Report dated November 7, 2006

(20)	Incorporated by reference to the Company’s December 31, 2001 Annual Report on Form 10-K

(21)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated March 6, 2007

(22)	Incorporated by reference to the Company’s December 31, 2006 Annual Report on Form 10-K

(23)	Previously filed as an Exhibit with the same Exhibit number to the Company’s Form 8-K Current Report dated October 9, 2007

(24)	Incorporated by reference to the Company’s December 31, 2007 Annual Report on Form 10-K
* Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION

/s/ Bradley E. Larson

Bradley E. Larson
Director, President and Chief Executive Officer
(Principal Executive Officer)
Date: April 29, 2008

/s/ David D. Doty

David D. Doty
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 29, 2008
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	*
Charles R. Norton	Don A. Patterson
Director	Director
Date: April 29, 2008	Date: April 29, 2008

*	*

Kenneth D. Nelson	Charles E. Cowan
Director	Director
Date: April 29, 2008	Date: April 29, 2008

*	by:	/s/ Bradley E. Larson

Bradley E. Larson, Attorney-in-Fact
Date: April 29, 2008