Form 10-Q
period 2008-03-31
MEADOW VALLEY CORP
filed 2008-05-08
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of May 2, 2008:
5,178,654 shares of Common Stock, $.001 par value per share

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$29,290,354	$28,146,028
Restricted cash	375,870	327,886
Accounts receivable, net	37,847,354	28,565,983
Prepaid expenses and other	2,431,319	2,973,664
Inventory, net	1,331,078	1,232,478
Costs and estimated earnings in excess of billings on uncompleted contracts	301,235	567,013
Note receivable	111,932	110,824
Deferred tax asset	638,163	580,103

Total current assets	72,327,305	62,503,979
Property and equipment, net	35,742,247	36,173,373
Refundable deposits	328,708	186,508
Note receivable, less current portion	396,134	424,536
Claims receivable	2,463,880	2,463,880

Total assets	$111,258,274	$101,752,276

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$19,768,275	$15,288,168
Accrued liabilities	4,992,249	6,907,633
Notes payable	4,217,637	4,216,498
Obligations under capital leases	76,043	102,100
Income tax payable	456,800	1,770,786
Billings in excess of costs and estimated earnings on uncompleted contracts	18,959,456	11,248,107

Total current liabilities	48,470,460	39,533,292
Notes payable, less current portion	11,826,360	12,269,017
Deferred tax liability	2,610,836	2,610,836

Total liabilities	62,907,656	54,413,145

Commitments and contingencies Minority interest in consolidated subsidiary	12,613,628	12,812,403

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 5,163,004 and 5,148,404 issued and outstanding	5,163	5,148
Additional paid-in capital	20,602,302	20,322,115
Capital adjustments	(799,147)	(799,147)
Retained earnings	15,928,672	14,998,612

Total stockholders’ equity	35,736,990	34,526,728

Total liabilities and stockholders’ equity	$111,258,274	$101,752,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenue:
Construction services	$33,632,729	$22,723,694
Construction materials	15,690,411	19,710,557
Construction materials testing	331,950	214,424

Total revenue	49,655,090	42,648,675

Cost of revenue:
Construction services	30,257,582	20,812,675
Construction materials	15,693,096	17,609,543
Construction materials testing	224,869	273,487

Total cost of revenue	46,175,547	38,695,705

Gross profit	3,479,543	3,952,970
General and administrative expenses	2,500,209	3,016,976

Income from operations	979,334	935,994

Other income (expense):
Interest income	264,883	369,283
Interest expense	(34,696)	(78,264)
Other income (expense)	(66,971)	101,705

	163,216	392,724

Income before income taxes and minority interest in consolidated subsidiary	1,142,550	1,328,718
Income tax expense	(411,264)	(471,793)

Income before minority interest in consolidated subsidiary	731,286	856,925
Minority interest in consolidated subsidiary	198,774	(327,031)

Net income	$930,060	$529,894

Basic net income per common share	$0.18	$0.10

Diluted net income per common share	$0.18	$0.10

Basic weighted average common shares outstanding	5,149,367	5,120,296

Diluted weighted average common shares outstanding	5,300,838	5,295,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2008	5,148,404	$5,148	$20,322,115	$(799,147)	$14,998,612

Common stock issued on exercise of options	14,600	15	85,760	—	—

Stock-based compensation	—	—	194,427	—	—

Net income for the three months ended March 31, 2008	—	—	—	—	930,060

Balance at March 31, 2008	5,163,004	$5,163	$20,602,302	$(799,147)	$15,928,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$48,324,060	$41,068,227
Cash paid to suppliers and employees	(43,726,567)	(38,555,364)
Income taxes paid	(1,783,310)	(553,091)
Interest received	264,883	369,283
Interest paid	(34,697)	(78,265)

Net cash provided by operating activities	3,044,369	2,250,790

Cash flows from investing activities:
(Increase) decrease in restricted cash	(47,984)	127,854
Proceeds from sale of property and equipment	135,869	198,459
Purchase of property and equipment	(543,774)	(2,024,654)
Proceeds from note receivable	27,294	26,228

Net cash used in investing activities	(428,595)	(1,672,113)

Cash flows from financing activities:
Proceeds from issuance of common stock	85,775	56,653
Proceeds from notes payable	—	1,335,942
Repayment of notes payable	(1,531,166)	(1,810,084)
Repayment of capital lease obligations	(26,057)	(142,031)
Excess tax benefits from share-based payment arrangements	—	82,689

Net cash used in financing activities	(1,471,448)	(476,831)

Net increase in cash and cash equivalents	1,144,326	101,846
Cash and cash equivalents at beginning of period	28,146,028	29,354,582

Cash and cash equivalents at end of period	$29,290,354	$29,456,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Increase (decrease) in cash and cash equivalents (Continued):
Reconciliation of net income to net cash provided by operating activities:
Net income	$930,060	$529,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,830,521	1,644,186
(Gain) Loss on sale of property and equipment	98,158	(60,067)
Stock-based compensation expense	194,427	104,001
Deferred taxes, net	(58,060)	(7,245)
Allowance for doubtful accounts	57,973	(14,292)
Inventory allowance	—	(64)
Minority interest in consolidated subsidiary	(198,775)	327,031

Changes in operating assets and liabilities:
Accounts receivable	(9,339,344)	(3,861,609)
Prepaid expenses and other	542,345	564,594
Inventory	(98,600)	182,136
Costs and estimated earnings in excess of billings on uncompleted contracts	265,778	(360,115)
Refundable deposits	(142,200)	991,944
Accounts payable	4,480,107	2,366,755
Accrued liabilities	(1,915,384)	(2,681,943)
Income taxes payable	(1,313,986)	(74,053)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,711,349	2,599,637

Net cash provided by operating activities	$3,044,369	$2,250,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2008 and the results of our operations and cash flows for the periods presented. The December 31, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          Meadow Valley Corporation was organized under the laws of the State of Nevada on September 15, 1994. The principal business purpose of the Company is to operate as the holding company of Meadow Valley Contractors, Inc. (“MVCI”) (“construction services segment”), Ready Mix, Inc. (“RMI”) (“construction materials segment”) and Apex Testing Corp. (“Apex”) (“construction materials testing segment”). MVCI is a general contractor, primarily engaged in the construction of structural concrete highway bridges and overpasses, and the paving of highways and airport runways for various governmental authorities, municipalities and developers in southern Nevada and Arizona. RMI manufactures and distributes ready-mix concrete in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. In 2007, the Company purchased 620,212 shares of RMI’s common stock, bringing the total number of shares of RMI’s common stock owned by the Company to 2,645,212 shares or approximately 69% of RMI’s 3,809,500 total shares outstanding. Apex is a construction materials testing provider in the Las Vegas, Nevada area.
     Liquidity:
          The Company had income from operations for the three months ended March 31, 2008 and 2007 of $979,334 and $935,994, respectively, and provided cash from operating activities of $3,044,369 and $2,250,790 for the same periods.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Claims Receivable:
          Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of March 31, 2008, the total amount of contract claims filed by the Company with various public entities was $19,084,311. Of this amount, the Company’s portion of the claims total was $15,088,871 and the balance of $3,995,440 pertains to other contractors’ claims.
          Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $2,463,880 in cumulative claims receivable as of March 31, 2008 to offset a portion of costs incurred-to-date on the claims. All claims receivable amounts as of March 31, 2008 are classified as long-term.
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
          A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763 as of March 31, 2008. The degree to which the Company is successful in prosecuting any claims may also impact the amount of retention paid by the owner.
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
     Stock-Based Compensation:
          Both the Company and RMI have stock-based compensation plans. The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is typically three years.

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
     Recent Accounting Pronouncements:
          With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, that are of significance, or potential significance, to us.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material effect on the Company’s financial statements.
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material affect on the Company’s financial statements.
          In June 2007, the FASB ratified EITF 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material affect on the Company’s financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on the Company’s financial position or results of operations.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          In December 2007, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Implementation Issue No. E23, “Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“Issue E23”). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.
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
     Meadow Valley Corporation:
          The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of March 31, 2008, the Company has the following stock-based compensation plans:
     Equity Incentive Plan
          In 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          The 2004 Plan authorizes the issuance of up to 1,200,000 shares of the Company’s common stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of common stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2008, 135,817 shares were available for future grant under the 2004 Plan. The stock options granted under the 2004 Plan have terms from five to ten years and generally may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of the grant. The Company’s board of directors has full discretion to modify these terms.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

	Awards granted
	during the three
	months ended	Awards Prior to
	March 31, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	53.30%	23.94% — 82.23%
Weighted-average expected volatility	53.30%	50.12%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	4	3-5
Weighted-average grant-date fair value	$5.81	$1.40
     During the three months ended March 31, 2008, options to purchase an aggregate of 15,000 shares of the Company’s stock were granted to the three outside directors. The options granted to the three outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $12.50 per share, and expire five years after the date of grant.
     The following table summarizes the Company’s stock option activity during the first quarter of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	320,011	5.35	3.87	$771,784	$2,379,777
Granted	15,000	12.50		87,150
Exercised	(14,600)	5.88		(21,024)	44,749
Forfeited or expired	(668)	1.46		(548)

Outstanding March 31, 2008	319,743	5.67	3.84	$837,362	$1,129,395

Exercisable March 31, 2008	258,073	4.62	3.89	$538,879	$1,129,395

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008. Awards with an exercise price above the closing price as of March 31, 2008 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested options to purchase the Company’s common stock as of March 31, 2008 and changes during the three months ended March 31, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	61,667	$4.84
Granted	15,000	5.81
Vested	(15,000)	5.81
Forfeited	—	—

Nonvested stock options at March 31, 2008	61,667	$4.84

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          During the three months ended March 31, 2008 and 2007, the Company recognized consolidated compensation expense of $194,427 and $104,001, respectively, of which $78,742 and $67,721, respectively, was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $0 and $5,423, respectively, related thereto. As of March 31, 2008, there was $230,107 of total unrecognized compensation cost, net of $11,932 attributable to estimated forfeitures, related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over the weighted average period of 1.59 years. During the three months ended March 31, 2008, options to purchase 668 shares of the Company’s common stock expired unexercised with a grant date fair value per share of $.82 and an aggregate grant date fair value of $548.
          During the three months ended March 31, 2008 and 2007, 14,600 and 27,081 common stock options, respectively, were exercised with aggregate intrinsic values of $44,749 and $294,317, respectively. Also during the three months ended March 31, 2008 and 2007, the Company received proceeds of $85,775 and $56,653, respectively, as a result of the exercise of options to purchase the Company’s common stock.
     Ready Mix, Inc.:
          RMI accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS 123R. RMI recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of March 31, 2008, RMI has the following stock-based compensation plan:
     Equity Incentive Plan
          In 2005, RMI adopted the 2005 Equity Incentive Plan (the “RMI 2005 Plan”). The RMI 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          As of March 31, 2008, RMI had reserved 673,000 shares of its common stock for issuance under the RMI 2005 Plan. Shares of RMI’s common stock underlying options to purchase common stock awarded under the RMI 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2008, 291,375 shares were available for future grant under the RMI 2005 Plan. The term of the stock options granted under the RMI 2005 Plan is five years and typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of RMI’s common stock on the date of grant. RMI’s board of directors has full discretion to modify these terms on a grant by grant basis.
          RMI uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted
	during the three	Awards granted
	months ended	prior to
	March 31, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	35.5%	21.4% — 39.1%
Weighted-average volatility	35.50%	27.18%
Risk-free interest rate	3.00%	5.00%
Expected life of options (in years)	5	3-5
Weighted-average grant-date fair value	$2.31	$2.40

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          During the three months ended March 31, 2008, options to purchase an aggregate of 20,000 shares of RMI’s common stock were granted to RMI’s four outside directors. The options granted to RMI’s four outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $6.40 per share, and expire five years after the date of grant.
          The following table summarizes RMI’s stock option activity during the first quarter of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	366,125	$11.01	2.75	$935,166
Granted	20,000	6.40		46,200
Exercised	—	—		—
Forfeited or expired	(4,500)	11.00		(8,775)

Outstanding March 31, 2008	381,625	$10.77	2.63	$972,591	$—

Exercisable March 31, 2008	308,208	$10.82	2.41	$185,543	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008. Awards with an exercise price above the closing price as of March 31, 2008 are considered to have no intrinsic value.
          A summary of the status of RMI’s nonvested options to purchase RMI’s common stock as of March 31, 2008 and changes during the three months ended March 31, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	149,375	$2.61
Granted	20,000	—
Vested	(91,458)	2.03
Forfeited	(4,500)	1.95

Nonvested stock options at March 31, 2008	73,417	$3.28

          During the three months ended March 31, 2008 and 2007, RMI recognized compensation expense of $78,742 and $67,721, respectively, and a tax benefit of $12,887 and $6,546, respectively, related thereto. As of March 31, 2008, there was $203,833 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 1.69 years. The total fair value of options to purchase 91,458 and 75,126 shares of RMI’s common stock vested during the three months ended March 31, 2008 and 2007, was $185,543 and $146,496, respectively. During the three months ended March 31, 2008, options to purchase 4,500 shares of RMI’s common stock were forfeited, fair value per share of $1.95, with a total fair value of $8,775.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Notes Payable:
          Notes payable consists of the following:

	March 31,	December 31,
	2008	2007
Balance of notes payable outstanding from year end	$14,965,758	$16,485,515
Notes payable, interest rates ranging 5.39% to 6.25% with combined monthly principal payments of $19,840 plus interest, due dates ranging from January 28, 2012 to April 18, 2013, collateralized by equipment	1,078,239	—

	16,043,997	16,485,515
Less: current portion	(4,217,637)	(4,216,498)

	$11,826,360	$12,269,017

          Following are maturities of long-term debt as of March 31, 2008 for each of the following years:

2009	$4,217,637
2010	5,090,397
2011	3,037,687
2012	1,840,230
2013	833,058
Subsequent to 2013	1,024,988

$16,043,997

4. Lines of Credit:
          In October 2007, the Company amended and restated its line of credit agreements. The Company combined a $3.0 million line of credit and an approximately $2.0 million line of credit into a single $10.0 million line of credit for MVCI with an interest rate at Chase Manhattan Bank’s prime rate, plus .25%. The interest rate as of March 31, 2008 was 5.5%. The balance outstanding on the line of credit as of March 31, 2008 was $265,669 and is reported in Note 3 — Notes Payable of these notes to condensed consolidated financial statements. The loan agreement allows interest only payments until January 31, 2009. Beginning February 1, 2009, the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through January 31, 2012 and is collateralized by all of MVCI’s and the Company’s assets. Under the terms of the loan agreement, the Company and/or MVCI are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Company is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). MVCI is also required to maintain a certain level of cash flow to current portion of long term debt. As of March 31, 2008, the Company and MVCI were in compliance with these covenants.
          As of March 31, 2008, the Company had a $5.0 million line of credit loan agreement for RMI, with an interest rate at Chase Manhattan Bank’s prime rate, plus .25%. The interest rate as of March 31, 2008 was 5.5%. The balance outstanding on the line of credit as of March 31, 2008 was $514,012 and is reported in Note 3 — Notes Payable of these notes to condensed consolidated financial statements. The loan agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s and the Company’s assets. Under the terms of the loan agreement, the Company and/or RMI are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Company is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). RMI is also required to maintain a certain level of cash flow to current portion of long-term debt. As of March 31, 2008, the Company and RMI were in compliance with these covenants.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Lines of Credit (Continued):
          In addition to the line of credit agreements mentioned above, the Company and RMI have each established capital expenditure commitments in the amounts of $10.0 million and $15.0 million, respectively. The purposes of these commitments are to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of March 31, 2008, the Company and RMI had approximately $6.6 million and $7.0 million, respectively, available to draw against under such commitments.
5. Commitments:
          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $25.0 million. As a result of its insurance policy coverage and no current or expected litigation against the Company’s officers or directors, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of March 31, 2008.
          The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.
6. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the three months ended March 31, 2008 and 2007, the Company financed the purchase of equipment in the amounts of $1,089,649 and $1,862,750, respectively.
          During the three months ended March 31, 2008 and 2007, the Company incurred $194,427 and $104,001, respectively, in stock-based compensation expense associated with stock option grants to employees, directors and consultants.
          During the three months ended March 31, 2008 and 2007, the Company realized income tax benefits of $0 and $82,689, respectively, as a result of disqualifying dispositions of incentive stock options and exercises or nonqualified stock options, which is included in income taxes payable and additional paid-in capital.
7. Litigation and Claim Matters:
          The Company and its subsidiaries are party to legal proceedings in the ordinary course of business. With the exception of the matters detailed below, the Company believes that the nature of these proceedings (which generally relate to disputes between the Company, or the Company’s subsidiaries, and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and no other pending proceedings are deemed to be materially detrimental and some claims may prove beneficial to its financial condition.

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
          The combined total of all outstanding claims as of March 31, 2008 is $19,084,311. MVCI’s portion of the total claims is $15,088,871 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,995,440. Total claim amounts reported by MVCI are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, the Company has recorded $2,463,880 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
          The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable final outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.
          Although the Company believes that the claims receivable amount represents a reasonably conservative posture, any claim proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $2,463,880, will decrease earnings. Conversely, a payment for those same items in excess of $2,463,880 will result in increased income.
          The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed amounts to $879,763. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owners on the contracts. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
Lawsuits Filed Against Meadow Valley Contractors, Inc. and Ready Mix, Inc.
(1)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. In January 2008, the court entered judgment against MVCI in the amount of approximately $185,000, representing the original claim amount plus interest. MVCI continues to believe that the payment is not a preference, and is vigorously appealing the judgment; however, in recognition of the judgment entered, MVCI has recorded the judgment amount as a liability at March 31, 2008.

(2)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint and he has appealed the dismissal. During 2007, MVCI’s insurance company settled with the remaining plaintiffs with no additional responsibility for MVCI. MVCI denies responsibility for the accident and is vigorously defending the action. MVCI is unable to ascertain if any loss is probable or even estimatable and accordingly, has not accrued a liability related to this complaint as of March 31, 2008.

(3)	On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against RMI for re-imbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. RMI is disputing the claim and is vigorously defending against the complaint. As such, no liability has been recorded as of March 31, 2008 related to this matter.
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

	For the Three Months Ended
	March 31,
	2008	2007
Weighted average common shares outstanding	5,149,367	5,120,296
Dilutive effect of:
Stock options	151,471	175,556

Weighted average common shares outstanding assuming dilution	5,300,838	5,295,852

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Earnings per Share (Continued):
          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the three months ended March 31, 2008, the Company had outstanding options to purchase 198,076 shares of common stock at a range of $1.46 to $5.88 per share, which were included in the earnings per share calculation as they were dilutive and outstanding options and warrants to purchase 196,879 shares of common stock at a range of $9.38 to $13.88 per share, which were not included in the earnings per share calculation as they were anti-dilutive.
          The Company’s diluted net income per common share at March 31, 2007 is computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares underlying options and warrants to purchase 327,461 common shares at a range of $1.46 to $10.11. The weighted average number of warrants to purchase 87,120 shares of common stock at $12.60 per share were outstanding at March 31, 2007, but were not included in the computation of diluted net income per common shares because the warrants’ exercise price was greater than the average market price of the common share.
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
          The effective income tax rate of approximately 36% for the three months ended March 31, 2008 and 2007 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
10. Subsequent Events:
          In April 2008, the Company was awarded approximately $57.2 million in new contracts. The Company’s backlog (anticipated revenue from the uncompleted portions of awarded projects) was approximately $139.1 million at March 31, 2008. The above referenced new contract amounts were added to the Company’s backlog subsequent to March 31, 2008.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Segment Information:
          The Company manages and operates three segments — construction services segment, construction materials segment and construction materials testing segment. The construction services segment provides construction services to a broad range of public and some private customers primarily in southern Nevada and Arizona. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready mix concrete and sand and gravel products in the Las Vegas, Nevada and Phoenix, Arizona markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers, pool builders and homeowners. The construction materials segment operates out of three locations in the Las Vegas, Nevada vicinity, one location in the Moapa, Nevada vicinity and three locations in the Phoenix, Arizona vicinity. The construction materials testing segment provides materials testing services to the broader construction industry in the Las Vegas, Nevada area.

	Three Months Ended March 31,
(dollars in thousands)	2008			2007
	Construction			Construction
			Materials			Materials
	Services	Materials	Testing	Services	Materials	Testing
Gross revenue	$33,633	$15,786	$436	$22,724	$20,363	$279
Intercompany revenue	—	(96)	(104)	—	(652)	(65)
Cost of revenue	30,258	15,789	329	20,813	18,261	339
Interest income	194	71	—	281	88	—
Interest expense	(7)	(28)	—	(36)	(42)	—
Depreciation and amortization	676	1,150	5	646	994	4
Income (loss) before income taxes and minority interest in consolidated subsidiary	2,114	(1,017)	46	422	1,081	(174)
Income tax benefit (expense)	(761)	366	(16)	(219)	(316)	63
Income (loss) before minority interest in consolidated subsidiary	1,352	(651)	30	203	765	(111)
Minority interest in consolidated subsidiary	—	199	—	—	(327)	—
Net income (loss)	1,352	(452)	30	203	438	(111)
Total assets	65,311	45,329	618	56,275	49,528	860
          There are no differences in accounting principles between the three segments. All centrally incurred costs are allocated to the construction services segment. A management fee is allocated to the materials segment in the amount of $22,000 per month. Intercompany revenue is eliminated at cost to arrive at consolidated revenue and cost of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statement Disclosure
     This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
     These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and any changes thereto in Part II, Item 1A “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the construction services segment and the construction materials segment of our business are very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
General
     The following is management’s discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Except for the historical information contained herein, the matters set forth in this discussion are forward-looking statements.
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
     In general, labor, equipment and disposable materials tend to be the types of costs with the greatest uncertainty, and, therefore, have the greatest risk of variation from budgeted costs. Permanent materials and subcontract costs tend to be more predictable and, to a greater degree, can be fixed for the duration of the contract, and thus have less risk of variation from the original estimate. We have avoided material deterioration of profit margins due to untimely delivery of important construction materials or from rapidly rising costs of the same, and from minor cost overruns due to rising costs of raw materials in our construction services segment. A significant and unforeseen rise in the cost of crude oil could negatively impact our performance. Likewise, prolonged shortages of raw materials could delay progress on projects, cause cost overruns and potentially erode profit margins.

Overview
     The financial results of the quarter ended March 31, 2008, reflect the continuing strength of the construction services segment and the offsetting impact of the construction materials segment. This year’s first quarter was somewhat negatively impacted by losing approximately six days to rainy weather, but such weather is to be expected during a normal calendar first quarter. A considerable portion of the construction materials segment’s business is related to residential construction which began to decline in mid-2006. Initially, we were able to reasonably mitigate the impact of the residential sector decline until the third quarter of 2007 when continued decreased demand for ready-mix concrete industry-wide began to negatively impact pricing. Falling prices coupled with increasing costs resulted in our not being profitable in the second half of 2007. Similar, but increasingly severe, market forces continue to negatively impact the construction materials segment resulting in deterioration of our profitability in the quarter ended March 31, 2008. Despite a 16.4% increase in consolidated revenue in the first quarter of 2008 compared to the same period in 2007, our gross profit declined 12.0% from approximately $4.0 million to $3.5 million, however, due to a 17.1% decline in general and administrative expenses, income from operations rose 4.6%. Net income of $.9 million in the first quarter increased 75.5% from 2007’s first quarter net income of $.5 million.
     Our construction services segment continues to trend positively due primarily to continuing strength in public works construction. Proceeds from the private offering of our common stock and warrants completed in late 2006 and continuing successful execution of contract work have combined to achieve increased bonding limits from our surety company and permitted us to bid on more numerous and larger projects. The primary result of improved bonding capacity is the 54.2% increase in our contract backlog as of March 31, 2008 of $139.1 million compared to $90.2 million a year ago. In addition to our existing backlog of $139.1 million, on April 16, 2008, we announced the award of a $57.0 million project with the Clark County Department of Public Works that will be added to our April 2008 backlog. Increased backlog is expected to provide improved revenue visibility and, if we execute the contracts successfully, improved gross profit. Gross margins will vary from quarter to quarter depending upon the stage of completion of the work and profit margins of each individual contract. Construction services segment revenue increased 48.0% from $22.7 million in the first quarter of 2007 to $33.6 million in the first quarter of 2008, while gross profit for the same periods increased 76.6% from $1.9 million in 2007 to $3.4 million in 2008. First quarter 2008 gross profit was negatively affected by one-time costs related to a legal decision rendered against the Company in a lawsuit involving a preferential payment in a bankruptcy - see Note 7 — Litigation and Claim Matters in notes to condensed consolidated financial statements.
     The construction materials segment’s affect on the quarter’s results was significant. When comparing the first quarter of 2007 with the first quarter of 2008, revenue decreased 20.4% from $19.7 million to $15.7 million and gross profit decreased 100.1% from $2.1 million to a loss of $.003 million. The quarter was negatively impacted by approximately $.2 million in costs associated with the discontinuance of operations at the Detrital Wash location. Due to declining demand for ready-mix concrete, the cost of producing and delivering aggregates manufactured from the this location, and the magnitude of ongoing costs if we maintained operations at Detrital Wash, we determined it would be more beneficial for the Company to cease operations at this location.
Critical Accounting Policies, Estimates and Judgments
     Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe our most critical accounting policies are revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion accounting method, our allowances for doubtful accounts, our inventory allowance, the valuation of property and equipment, and our accounting policies on contingencies, income taxes and the valuation of stock-based compensation. The revenue recognition and cost estimation accounting method is applied by our construction services segment to heavy construction projects executed under multi-year contracts with various customers.
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
     We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2008 and December 31, 2007 amounted to $652,695 and $594,722, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history.
     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At March 31, 2008 and December 31, 2007, inventories of $1,331,078 and $1,232,478, respectively, are net of reserves of $199,936. It is possible that significant changes in required inventory reserves may occur in the future if there is a further decline in market conditions or market activity.
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
     We also review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairments are recognized in the period during which they are identified. Assets to be disposed of, if any, are reported at the lower of the carrying amount or fair value less costs to sell.
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that we are required to consolidate our subsidiaries for financial reporting purposes, while being separately reported for tax purposes. As of March 31, 2008, we had total deferred tax asset of $.6 million with no valuation allowance and total deferred tax liability of $2.6 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
     We use the fair value recognition provisions of SFAS 123R, to value stock-based payment awards. Under this method we recognize compensation expense for all stock-based payments granted. In accordance with SFAS 123R we use the Black-Scholes option valuation model to value the stock-based payment awards. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 — Stock-Based Compensation in the accompanying notes to the condensed consolidated financial statements for a further discussion on stock-based compensation.
     As discussed elsewhere in this filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to change in circumstances.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material effect on our financial statements.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material affect on our financial statements.
     In June 2007, the FASB ratified EITF 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material affect on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Implementation Issue No. E23, “Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“Issue E23”). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our consolidated financial position and results of operations.
Results of Operations
     The following table sets forth, for the three months ended March 31, 2008 and 2007, certain items derived from the Company’s condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Three months ended March 31,
(dollars in thousands)	2008		2007
	(Unaudited)
Revenue:
Construction services	$33,633	67.7%	$22,724	53.3%
Construction materials	15,690	31.6%	19,711	46.2%
Construction materials testing	332	0.7%	214	0.5%

Total revenue	49,655	100.0%	42,649	100.0%

Gross profit	3,480	7.0%	3,953	9.3%
General and administrative expenses	2,500	5.0%	3,017	7.1%

Income from operations	979	2.0%	936	2.2%
Interest income	265	0.5%	369	0.9%
Interest expense	(35)	-0.1%	(78)	-0.2%
Other income (expense)	(67)	-0.1%	102	0.2%

Income before income taxes and minority interest in consolidated subsidiary	1,143	2.3%	1,329	3.1%
Income tax expense	(411)	-0.8%	(472)	-1.1%

Income before minority interest in consolidated subsidiary	731	1.5%	857	2.0%
Minority interest in consolidated subsidiary	199	0.4%	(327)	-0.8%

Net income	$930	1.9%	$530	1.2%

Depreciation and amortization	$1,831	3.7%	$1,644	3.9%

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
     Revenue and Backlog. Consolidated revenue for the three months ended March 31, 2008, which we refer to as “interim 2008,” was $49.7 million compared to $42.6 million for the three months ended March 31, 2007, which we refer to as “interim 2007.” The increase in revenue was primarily the result of a $10.9 million increase in revenue from the construction services segment, offset by $4.0 million decrease in revenue from the construction materials segment. The decreased revenue from the construction materials segment resulted primarily from a 17.5% decrease in the sale of cubic yards of concrete, which we refer to as “units,” compounded by a 5.2% decrease in the average unit sales price. The construction services segment revenue was impacted by the amount of the progress schedules of current projects in progress and nature of the contracts contained in the backlog at the beginning of interim 2008.
     Gross Profit. Consolidated gross profit decreased to $3.5 million for interim 2008 from $4.0 million for interim 2007 and consolidated gross margin, as a percent of revenue, decreased to 7.0% in interim 2008 from 9.3% in interim 2007. Gross profit from the construction services segment increased to $3.4 million in interim 2008 when compared to $1.9 million in interim 2007 and the gross profit margin increased to 10.0% in interim 2008 from 8.4% in interim 2007. Gross profit margins in the construction services segment are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2008 may not be indicative of the annual gross profit margin. Gross profit from the construction materials segment decreased to ($.003) million in interim 2008 from $2.1 million in interim 2007 and the gross profit margin decreased to 0% from 10.7% in the respective periods. The decrease from the construction materials segment in gross profit margin during interim 2008 was primarily due to the reduction in our volume, sale of cubic yards of concrete and the increased expenses associated with the expansion efforts we initiated during 2006.
     General and Administrative Expenses. General and administrative expenses decreased to $2.5 million for interim 2008 from $3.0 million in interim 2007. General and administrative expenses decreased due to decreases in compensation costs, public company expenses and consulting fees.
     Interest Income, Expense and Other Income (Expense). Interest income and other income (expense) decreased $.1 million, while interest expense remained flat in interim 2008 compared to interim 2007. Other income (expense) decreased due to gains on the sale of equipment in interim 2007.
     Income Taxes. The income tax provision for interim 2008 was $.4 million compared to an income tax provision of $.5 million for interim 2007 due to a decrease in pre-tax income in interim 2008 when compared to interim 2007.
     Net Income. Net income was $.9 million for interim 2008 as compared to net income of $.5 million for interim 2007. The overall increase in net income was the result of the additive effect of minority interest on RMI’s net losses.
Liquidity and Capital Resources
     Our primary need for capital will be to maximize our working capital to continually improve our bonding limits. RMI no longer guarantees any Meadow Valley debt; however, Meadow Valley Corporation continues to maintain certain guarantees for the benefit of RMI. We expect, but cannot assure, that eventually there will be no guarantees between the two related companies. As we expand our businesses we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations.
     Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., formerly known as CIT Construction, who we refer to as “WFE.” We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Quarterly Report on Form 10-Q.
     In October 2007, we amended and restated our line of credit agreements with WFE. This amendment combined a $3.0 million line of credit and an approximately $2.0 million line of credit into a single $10.0 million line of credit for MVCI. This amendment reduced MVCI’s interest rate from .75% to .25% plus the Chase Manhattan Bank’s prime rate. This agreement with WFE also provides MVCI a capital expenditure commitment of $10.0 million. As of March 31, 2008, MVCI had approximately $9.7 million available on this revolving credit facility and also had approximately $6.6 million available on the capital expenditure commitment.
     We also have an additional credit facility with WFE which provides RMI with a $5.0 million line of credit, as well as a $15.0 million capital expenditure commitment. As of March 31, 2008, RMI had approximately $4.5 million available on its revolving credit facility and also had approximately $7.0 million available on the capital expenditure commitment.

     These WFE credit facilities are collateralized by each of our subsidiary’s assets as well as the Company’s guarantee.
     The following table sets forth for the three months ended March 31, 2008 and 2007, certain items from the condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash flows provided by operating activities	$3,044,369	$2,250,790
Cash flows used in investing activities	(428,595)	(1,672,113)
Cash flows used in financing activities	(1,471,448)	(476,831)
     Cash provided by operating activities during interim 2008 of $3.0 million represents a $.8 million increase from the amount provided by operating activities during interim 2007. The change was primarily due to the increase in cash received from customers, partially offset by increases in cash paid to our suppliers and our employees.
     Cash used in investing activities during interim 2008 of $.4 million represents a $1.2 million decrease from the amount used in investing activities during interim 2007. The change was primarily due to the decrease in the purchase of property and equipment.
     Cash used in financing activities during interim 2008 of $1.5 million represents a $1.0 million increase from the amount used in financing activities during interim 2007. The change was primarily due to the decrease in proceeds from notes payable of $1.3 million, offset by a $.3 million decrease in cash used in repayments of notes payable.
Website Access
     Our website address is www.meadowvalley.com. On our website we make available, free of charge, our Annual Report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of securities, our code of ethics and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated into, and is not part of, this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate and commodity price market risk.
     Interest Rate Risk—From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our condensed consolidated balance sheets and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at March 31, 2008. Assuming a 100 basis point increase in the prime interest rate at March 31, 2008, the potential increase in our debt obligations would have been approximately $8.0 thousand at March 31, 2008. See Note 3 — Notes Payable and Note 4 — Lines of Credit in the notes of the accompanying March 31, 2008 condensed consolidated financial statements.

Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.
     This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.
(c) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     For information about legal proceedings involving us, see Note 7 — Litigation and Claim Matters to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 during the three months ended March 31, 2008.
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

MEADOW VALLEY CORPORATION (Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
President and Chief Executive Officer
May 8, 2008

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer
May 8, 2008