Form 10-Q
period 2008-06-30
MEADOW VALLEY CORP
filed 2008-08-14
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25428
MEADOW VALLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0328443
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4602 E. Thomas Road
Phoenix, Arizona 85018
(602) 437-5400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of August 4, 2008:
5,178,654 shares of Common Stock, $.001 par value per share

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$38,271,058	$28,146,028
Restricted cash	377,588	327,886
Accounts receivable, net	35,236,248	28,565,983
Prepaid expenses and other	1,775,008	2,973,664
Inventory, net	1,626,225	1,232,478
Costs and estimated earnings in excess of billings on uncompleted contracts	297,365	567,013
Note receivable	84,365	110,824
Deferred tax asset	648,219	580,103

Total current assets	78,316,076	62,503,979
Property and equipment, net	35,200,125	36,173,373
Refundable deposits	154,736	186,508
Note receivable, less current portion	396,134	424,536
Claims receivable	2,463,880	2,463,880

Total assets	$116,530,951	$101,752,276

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$23,052,510	$15,288,168
Accrued liabilities	4,729,017	6,907,633
Notes payable	5,029,394	4,216,498
Obligations under capital leases	57,733	102,100
Income tax payable	117,412	1,770,786
Billings in excess of costs and estimated earnings on uncompleted contracts	20,068,160	11,248,107

Total current liabilities	53,054,226	39,533,292
Notes payable, less current portion	11,062,480	12,269,017
Deferred tax liability	2,610,836	2,610,836

Total liabilities	66,727,542	54,413,145

Commitments and contingencies
Minority interest in consolidated subsidiary	12,471,084	12,812,403

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 5,178,654 and 5,148,404 issued and outstanding	5,179	5,148
Additional paid-in capital	20,756,290	20,322,115
Capital adjustments	(799,147)	(799,147)
Retained earnings	17,370,003	14,998,612

Total stockholders’ equity	37,332,325	34,526,728

Total liabilities and stockholders’ equity	$116,530,951	$101,752,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Construction services	$84,140,914	$59,061,711	$50,508,185	$36,338,017
Construction materials	32,595,666	41,814,357	16,905,255	22,103,800
Construction materials testing	645,381	423,608	313,431	209,185

Total revenue	117,381,961	101,299,676	67,726,871	58,651,002

Cost of revenue:
Construction services	76,260,633	54,665,443	46,003,051	33,852,768
Construction materials	32,314,843	37,355,924	16,621,747	19,746,381
Construction materials testing	458,363	527,039	233,494	253,552

Total cost of revenue	109,033,839	92,548,406	62,858,292	53,852,701

Gross profit	8,348,122	8,751,270	4,868,579	4,798,301

General and administrative expenses	5,465,095	6,222,499	2,964,886	3,205,523

Income from operations	2,883,027	2,528,771	1,903,693	1,592,778

Other income (expense):
Interest income	436,132	768,163	171,249	398,880
Interest expense	(67,504)	(146,265)	(32,808)	(68,001)
Other income (expense)	(77,980)	165,850	(11,009)	64,145

	290,648	787,748	127,432	395,024

Income before income taxes and minority interest in consolidated subsidiary	3,173,675	3,316,519	2,031,125	1,987,802

Income tax expense	(1,143,603)	(1,229,677)	(732,339)	(757,884)

Income before minority interest in consolidated subsidiary	2,030,072	2,086,842	1,298,786	1,229,918

Minority interest in consolidated subsidiary	341,319	(700,476)	142,545	(373,445)

Net income	$2,371,391	$1,386,366	$1,441,331	$856,473

Basic net income per common share	$0.46	$0.27	$0.28	$0.17

Diluted net income per common share	$0.45	$0.26	$0.27	$0.16

Basic weighted average common shares outstanding	5,163,289	5,124,545	5,177,212	5,128,793

Diluted weighted average common shares outstanding	5,308,427	5,305,079	5,316,016	5,314,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2008	5,148,404	$5,148	$20,322,115	$(799,147)	$14,998,612

Common stock issued on exercise of options	30,250	31	170,523	—	—

Stock-based compensation	—	—	263,652	—	—

Net income for the six months ended June 30, 2008	—	—	—	—	2,371,391

Balance at June 30, 2008	5,178,654	$5,179	$20,756,290	$(799,147)	$17,370,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$119,872,377	$99,814,922
Cash paid to suppliers and employees	(104,133,941)	(89,610,237)
Income taxes paid	(2,865,093)	(1,555,074)
Interest received	436,132	768,163
Interest paid	(67,504)	(146,265)

Net cash provided by operating activities	13,241,971	9,271,509

Cash flows from investing activities:
(Increase) decrease in restricted cash	(49,702)	605,243
Proceeds from sale of property and equipment	265,928	238,236
Purchase of property and equipment	(1,269,150)	(2,323,612)
Proceeds from note receivable	54,861	52,719
Purchase of minority interest common stock	—	(6,790,838)

Net cash used in investing activities	(998,063)	(8,218,252)

Cash flows from financing activities:
Proceeds from issuance of common stock	170,554	62,493
Proceeds from notes payable	590,676	2,699,929
Repayment of notes payable	(2,835,741)	(5,304,012)
Repayment of capital lease obligations	(44,367)	(278,805)
Excess tax benefits from share-based payment arrangements	—	82,689

Net cash used in financing activities	(2,118,878)	(2,737,706)

Net increase (decrease) in cash and cash equivalents	10,125,030	(1,684,449)

Cash and cash equivalents at beginning of period	28,146,028	29,354,582

Cash and cash equivalents at end of period	$38,271,058	$27,670,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Increase (decrease) in cash and cash equivalents (Continued):

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,371,391	$1,386,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,718,038	3,421,035
(Gain) Loss on sale of property and equipment	109,856	(61,681)
Stock-based compensation expense	263,652	208,404
Deferred taxes, net	(68,116)	(19,275)
Allowance for doubtful accounts	(39,104)	145,798
Inventory allowance	—	(64)
Minority interest in consolidated subsidiary	(341,319)	700,476

Changes in operating assets and liabilities:
Accounts receivable	(6,631,161)	(7,807,009)
Prepaid expenses and other	1,198,656	1,178,618
Inventory	(393,747)	115,543
Costs and estimated earnings in excess of billings on uncompleted contracts	269,648	792,845
Refundable deposits	31,772	608,826
Accounts payable	7,764,342	5,687,118
Accrued liabilities	(2,178,616)	(2,204,610)
Income taxes payable	(1,653,374)	(306,122)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,820,053	5,425,241

Net cash provided by operating activities	$13,241,971	$9,271,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
Presentation of Interim Information:
     The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2008 and the results of our operations and cash flows for the periods presented. The December 31, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Seasonal Variations:
     Interim results are subject to significant seasonal variations and the results of operations for the six months and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
Liquidity:
     The Company had income from operations for the six months ended June 30, 2008 and 2007 of $2,883,027 and $2,528,771, respectively, and provided cash from operating activities of $13,241,971 and $9,271,509, respectively, for the same periods.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Claims Receivable:
     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of June 30, 2008, the total amount of contract claims filed by the Company with various public entities was $19,084,311. Of this amount, the Company’s portion of the claims total was $15,088,871 and the balance of $3,995,440 pertains to other contractors’ claims.
     Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $2,463,880 in cumulative claims receivable as of June 30, 2008 to offset a portion of costs incurred-to-date on the claims. All claims receivable amounts as of June 30, 2008 are classified as long-term.
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
     A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed totals $879,763 as of June 30, 2008. The degree to which the Company is successful in prosecuting any claims may also impact the amount of retention paid by the owner.
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
Recent Accounting Pronouncements:
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, that are of significance, or potential significance, to the Company.
     In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on the Company’s financial position and results of operations.
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
     As of June 30, 2008, the Company has the following stock-based compensation plan:
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
     The 2004 Plan authorizes the issuance of up to 1,200,000 shares of the Company’s common stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of common stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2008, 141,217 shares were available for future grant under the 2004 Plan. The stock options granted under the 2004 Plan have terms from five to ten years and generally may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of the grant. The Company’s board of directors has full discretion to modify these terms.
     The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

	Awards granted
	during the six
	months ended	Awards Prior to
	June 30, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	53.30%	23.94% - 82.23%
Weighted-average expected volatility	53.30%	50.12%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	4	3-5
Weighted-average grant-date fair value	$5.81	$1.40
     During the six months ended June 30, 2008, options to purchase an aggregate of 15,000 shares of the Company’s stock were granted to the Company’s three outside directors. The options granted to the three outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $12.50 per share, and expire five years after the date of grant.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The following table summarizes the Company’s stock option activity during the first six months of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	320,011	5.35	3.87	$771,784	$2,379,777
Granted	15,000	12.50		87,150
Exercised	(30,250)	5.64		(42,564)	129,916
Forfeited or expired	(6,068)	5.39		(8,324)

Outstanding June 30, 2008	298,693	5.68	3.83	$808,046	$1,212,928

Exercisable June 30, 2008	237,023	4.54	3.96	$509,563	$1,212,928

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of June 30, 2008, for those awards that have an exercise price currently below the closing price as of June 30, 2008. Awards with an exercise price above the closing price as of June 30, 2008 are considered to have no intrinsic value.
     A summary of the status of the Company’s nonvested options to purchase the Company’s common stock as of June 30, 2008 and changes during the six months ended June 30, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	61,667	$4.84
Granted	15,000	5.81
Vested	(15,000)	5.81
Forfeited	—	—

Nonvested stock options at June 30, 2008	61,667	$4.84

     During the six months ended June 30, 2008 and 2007, the Company recognized consolidated compensation expense of $263,652 and $208,404, respectively, of which $111,285 and $135,441, respectively, was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $0 and $10,907, respectively, related thereto. As of June 30, 2008, there was $185,857 of total unrecognized compensation cost, net of $15,716 attributable to estimated forfeitures, related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over the weighted average period of 1.36 years. During the six months ended June 30, 2008, options to purchase 6,068 shares of the Company’s common stock expired unexercised with a grant date fair value per share of $5.39 and an aggregate grant date fair value of $8,324.
     During the six months ended June 30, 2008 and 2007, 30,250 and 31,081 options to purchase common stock, respectively, were exercised with aggregate intrinsic values of $129,916 and $289,770, respectively. Also during the six months ended June 30, 2008 and 2007, the Company received proceeds of $170,554 and $62,493, respectively, as a result of the exercise of options to purchase the Company’s common stock.
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
     As of June 30, 2008, RMI has the following stock-based compensation plan:
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
     As of June 30, 2008, RMI had reserved 673,000 shares of its common stock for issuance under the RMI 2005 Plan. Shares of common stock covered by an award granted under the RMI 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2008, 293,875 shares were available for future grant under the RMI 2005 Plan. The term of the stock options granted under the RMI 2005 Plan is five years and typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of RMI’s common stock on the date of grant. RMI’s board of directors has full discretion to modify these terms on a grant by grant basis.
     RMI uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted
	during the six	Awards granted
	months ended	prior to
	June 30, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	35.5%	21.4% - 39.1%
Weighted-average volatility	35.50%	27.18%
Risk-free interest rate	3.00%	5.00%
Expected life of options (in years)	5	3-5
Weighted-average grant-date fair value	$2.31	$2.40
     During the six months ended June 30, 2008, options to purchase an aggregate of 20,000 shares of RMI’s common stock were granted to RMI’s four outside directors. The options granted to RMI’s four outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $6.40 per share, and expire five years after the date of grant.
     The following table summarizes RMI’s stock option activity during the first six months of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	366,125	$11.01	2.75	$935,166
Granted	20,000	6.40		46,200
Exercised	—	—		—
Forfeited or expired	(7,000)	11.00		(13,650)

Outstanding June 30, 2008	379,125	$10.76	2.39	$967,716	$—

Exercisable June 30, 2008	305,708	$10.82	2.16	$180,668	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of June 30, 2008, for those awards that have an exercise price currently below RMI’s closing price as of June 30, 2008. Awards with an exercise price above RMI’s closing price as of June 30, 2008 are considered to have no intrinsic value.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     A summary of the status of RMI’s nonvested shares as of June 30, 2008 and changes during the six months ended June 30, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	149,375	$2.61
Granted	20,000	—
Vested	(91,458)	2.03
Forfeited	(4,500)	1.95

Nonvested stock options at June 30, 2008	73,417	$3.28

     During the six months ended June 30, 2008 and 2007, RMI recognized compensation expense of $111,285 and $135,441, respectively, and a tax benefit of $25,774 and $13,091, respectively, related thereto. As of June 30, 2008, there was $171,290 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 1.47 years. The total fair value of options to purchase 91,458 and 75,126 shares of RMI’s common stock vested during the six months ended June 30, 2008 and 2007 was $185,543 and $146,496, respectively. During the six months ended June 30, 2008, options to purchase 7,000 shares of RMI’s common stock were forfeited, fair value per share of $1.95, with a total fair value of $13,650.
3. Notes Payable:
     Notes payable consists of the following:

	June 30,	December 31,
	2008	2007
Balance of notes payable outstanding from year end	$13,721,172	$16,485,515

Note payable, 8.25% interest rate with monthly payments of $1,440, due April 25, 2013, collateralized by vehicles	68,700	—

Notes payable, interest rates ranging 5.39% to 6.8% with combined monthly principal payments of $42,032 plus interest, due dates ranging from June 26, 2011 to June 26, 2014, collateralized by equipment	2,302,002	—

	16,091,874	16,485,515
Less: current portion	(5,029,394)	(4,216,498)

	$11,062,480	$12,269,017

     Following are maturities of long-term debt as of June 30, 2008 for each of the following years:

2009	$5,029,394
2010	4,394,406
2011	3,084,713
2012	1,689,947
2013	804,087
Subsequent to 2013	1,089,327

$16,091,874

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Lines of Credit:
     In October 2007, the Company amended and restated its line of credit agreements. The Company combined a $3.0 million line of credit and an approximately $2.0 million line of credit into a single $10.0 million line of credit for MVCI with an interest rate at Chase Manhattan Bank’s prime rate, plus .25%. The interest rate as of June 30, 2008 was 5.25%. The balance outstanding on the line of credit as of June 30, 2008 was $265,669 and is reported in Note 3 — Notes Payable of these notes to condensed consolidated financial statements. The loan agreement allows interest only payments until January 31, 2009. Beginning February 1, 2009, the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through January 31, 2012 and is collateralized by all of MVCI’s and the Company’s assets. Under the terms of the loan agreement, the Company and/or MVCI are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Company is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). MVCI is also required to maintain a certain level of cash flow to current portion of long term debt. As of June 30, 2008, the Company and MVCI were in compliance with these covenants.
     As of June 30, 2008, the Company had a $5.0 million line of credit loan agreement for RMI, with an interest rate at Chase Manhattan Bank’s prime rate, plus .25%. The interest rate as of June 30, 2008 was 5.25%. The balance outstanding on the line of credit as of June 30, 2008 was $364,012 and is reported in Note 3 — Notes Payable of these notes to condensed consolidated financial statements. The loan agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s and the Company’s assets. Under the terms of the loan agreement, the Company and/or RMI are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Company is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). RMI is also required to maintain a certain level of cash flow to current portion of long-term debt. As of June 30, 2008, the Company and RMI were in compliance with these covenants.
     In addition to the line of credit agreements mentioned above, the Company and RMI have each established capital expenditure commitments in the amounts of $10.0 million and $15.0 million, respectively. The purpose of these commitments is to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of June 30, 2008, the Company and RMI had approximately $6.9 million and $6.6 million, respectively, available to draw against under such commitments.
5. Commitments:
     During the six months ended June 30, 2008, the Company extended three material purchase agreements and entered into one new material purchase agreement with various expirations through April 5, 2015. The Company also entered into three lease agreements related to office space and office equipment. Combined minimum future payments under these non-cancelable material purchase agreements and lease agreements entered into during the six months ended June 30, 2008 for each of the following years are:

2009	$732,392
2010	1,106,873
2011	1,446,365
2012	1,652,615
2013	1,652,615
After 2013	3,027,180

$9,618,040

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Commitments (Continued):
     The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $25.0 million. In August 2008, a lawsuit was filed against the Company and each of the Company’s directors in connection with the Company’s previously announced Agreement and Plan of Merger dated July 28, 2008 with Phoenix Parent Corp. and Phoenix Merger Sub Inc. The complaint alleges among other matters, that the Company and its directors breached their fiduciary duties for failure to maximize shareholder value in the negotiation of the merger. The Company believes that this lawsuit is without merit and intends to vigorously defend itself. As a result, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of June 30, 2008.
     The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.
6. Statement of Cash Flows:
Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the six months ended June 30, 2008 and 2007, the Company financed the purchase of equipment in the amounts of $1,851,424 and $2,240,786, respectively.
     During the six months ended June 30, 2008 and 2007, the Company incurred $263,652 and $208,404, respectively, in stock-based compensation expense associated with stock option grants to employees, directors and consultants.
     During the six months ended June 30, 2008 and 2007, the Company realized income tax benefits of $0 and $82,689, respectively, as a result of disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, which is included in income taxes payable and additional paid-in capital.
7. Litigation and Claim Matters:
     The Company and its subsidiaries are party to legal proceedings in the ordinary course of business. With the exception of the matters detailed below, the Company believes that the nature of these proceedings (which generally relate to disputes between the Company, or the Company’s subsidiaries, and its subcontractors, material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction firm of its size and scope, and no other pending proceedings are deemed to be materially detrimental and some claims may prove beneficial to the Company’s financial condition.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
     The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. MVCI has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department - The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The trial date has been postponed to May 4, 2009.

(2)	Federal Highway Administration — The approximate total value of claims on this project is $7,081,529, of which $6,751,940 is on behalf of MVCI and the balance of $329,589 is on behalf of a subcontractor. The primary issues are unforeseen conditions, changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. On September 18, 2006, MVCI submitted a formal claim with the Federal Highway Administration. On September 28, 2007, the Federal Highway Administration denied all of MVCI’s claims. On November 6, 2007, MVCI filed an appeal with the United States Civilian Board of Contract Appeals and no trial date has been set as of the date of this report. MVCI and the Federal Highway Administration have since engaged in settlement discussions of all claims.
     The combined total of all outstanding claims as of June 30, 2008 is $19,084,311. MVCI’s portion of the total claims is $15,088,871 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,995,440.
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
     The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed totals $879,763. The degree to which the Company is successful in prosecuting its claims may also impact the amount of retention paid by the owners on the contracts. The Company believes that all retention amounts currently being held by the owners on the contracts with outstanding claims will be paid in full in accordance with the contract terms. Therefore, no allowance has been made to reduce the receivables due from the retention on the disputed contracts.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Litigation and Claim Matters (Continued):
Lawsuits Filed Against Meadow Valley Contractors, Inc. and Ready Mix, Inc.
(1)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, Utah, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. In January 2008, the court entered judgment against MVCI in the amount of approximately $185,000, representing the original claim amount plus interest. In April 2008, MVCI settled this lawsuit for an amount less than the judgment amount.

(2)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint and he has appealed the dismissal. During 2007, MVCI’s insurance company settled with the remaining plaintiffs with no additional responsibility for MVCI. MVCI denies responsibility for the accident and is vigorously defending the action. MVCI is unable to ascertain if any loss is probable or even estimable and accordingly, has not accrued a liability related to this complaint as of June 30, 2008.

(3)	On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against RMI for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. RMI is disputing the claim and is vigorously defending against the complaint. As such, no liability has been recorded as of June 30, 2008 related to this matter.
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

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	5,163,289	5,124,545	5,177,212	5,128,793
Dilutive effect of:
Stock options and warrants	145,138	180,534	138,804	185,512

Weighted average common shares outstanding assuming dilution	5,308,427	5,305,079	5,316,016	5,314,305

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Earnings per Share (Continued):
     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the six months ended June 30, 2008, the Company had outstanding options to purchase 177,026 shares of common stock at a range of $1.46 to $4.56 per share, which were included in the earnings per share calculation as they were dilutive and outstanding options and warrants to purchase 196,879 shares of common stock at a range of $9.38 to $13.88 per share, which were not included in the earnings per share calculation as they were anti-dilutive.
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
     The effective income tax rate of approximately 36% and 37% for the six months ended June 30, 2008 and 2007, respectively, differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
10. Subsequent Events:
     On July 28, 2008, the Company entered into an agreement and plan of merger (“Agreement”) with affiliates of Insight Equity I LP (“Insight”). Pursuant to the Agreement, each issued and outstanding share of the Company’s common stock, par value $0.001 per share, will be converted into the right to receive a cash payment in the amount of $11.25 per share without interest. Upon closing of the transaction, the Company will no longer be publicly traded. The closing is subject to a number of closing conditions, including the approval of the Company’s stockholders.
     In accordance with the Agreement, the Special Committee of the Company’s Board of Directors, with the assistance of its financial and legal advisors, is conducting a market test for 45 days by soliciting superior proposals from other parties. There is no assurance that the solicitation of proposals will result in a superior proposal or alternative transaction.
     The Agreement provides for termination rights for both parties and certain termination rights require the payment of fees and expenses in specific instances. The Company may be required to pay from $500,000 up to 4.5% of the aggregate merger consideration plus in each case, all of Insight’s documented expenses related to this transaction if the Agreement is terminated in certain instances.
     On July 28, 2008, the Company announced the merger to the public by issuing a press release dated July 28, 2008 and by filing a Current Report on Form 8-K with the SEC with the Agreement, press release, and a letter to the Company’s employees dated July 28, 2008 attached as exhibits. All of these documents are available on the Company’s Internet site http://www.meadowvalley.com, however, the information on this website is not incorporated into this report.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Subsequent Events (Continued):
     On August 5, 2008, a lawsuit was filed in the Clark County, Nevada District Court under Case No. A569007 – Dept. XIII against the Company, each of the Company’s directors, Phoenix Parent Corp. and Phoenix Merger Sub Inc. by Pennsylvania Avenue Funds in connection with the Company’s previously announced Agreement and Plan of Merger dated July 28, 2008 with Phoenix Parent Corp. and Phoenix Merger Sub Inc. The complaint alleges among other matters, that the Company and its directors breached their fiduciary duties for failure to maximize shareholder value in the negotiation of the merger. The plaintiff is seeking class action certification on behalf of all shareholders of the Company (other than the defendants) and has requested that the court enjoin the merger or, if the merger is consummated prior to the entry of the court’s final judgment, rescind the merger or award an unspecified amount of monetary damages. The Company believes that this lawsuit is without merit and intends to vigorously defend itself.
11. Segment Information:
     The Company manages and operates three segments — construction services segment, construction materials segment and construction materials testing segment. The construction services segment provides construction services to a broad range of public and some private customers primarily in southern Nevada and Arizona. Through this segment, the Company performs heavy civil construction such as the construction of bridges and overpasses, channels, roadways, highways and airport runways. The construction materials segment manufactures and distributes ready-mix concrete and sand and gravel products in the Las Vegas, Nevada and Phoenix, Arizona markets. Material customers include concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners. The construction materials segment operates out of three locations in the Las Vegas, Nevada vicinity, one location in the Moapa, Nevada vicinity and four locations in the Phoenix, Arizona vicinity. The construction materials testing segment provides materials testing services to the broader construction industry in the Las Vegas, Nevada area.

	Six Months Ended June 30,
	2008			2007
	Construction			Construction
			Materials			Materials
(dollars in thousands)	Services	Materials	Testing	Services	Materials	Testing
Gross revenue	$84,141	$32,861	$908	$59,062	$42,865	$587
Intercompany revenue	—	(265)	(263)	—	(1,051)	(163)
Cost of revenue	76,261	32,580	721	54,665	38,407	690
Interest income	331	105	—	584	184	—
Interest expense	13	55	—	65	81	—
Depreciation and amortization	1,365	2,339	14	1,306	2,106	9
Income (loss) before income taxes and minority interest in consolidated subsidiary	4,849	(1,747)	72	1,384	2,393	(460)
Income tax benefit (expense)	(1,746)	629	(27)	(499)	(897)	166
Income (loss) before minority interest in consolidated subsidiary	3,103	(1,118)	45	885	1,496	(294)
Minority interest in consolidated
subsidiary	—	341	—	—	(701)	—
Net income (loss)	3,103	(777)	45	885	795	(294)

Total assets	70,486	45,524	521	55,692	49,572	451
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
     This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and words of similar import or statements of our management’s opinion, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to the following: (1) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, (2) the outcome of any legal proceedings that have been or may be in the future instituted against the Company and others following announcement of the merger agreement, (3) the inability to complete the merger due to the failure to obtain stockholder approval or satisfy other conditions to the closing of the merger, (4) failure of any party to the merger agreement to abide by the terms of that agreement, (5) risks that the merger, including the uncertainty surrounding the closing of the merger, will disrupt the current plans and operations of the Company, including as a result of undue distraction of management and personnel retention problems, (6) conflicts of interest that may exist between members of management who will be participating in the ownership of the Company following the closing of the merger and (7) the amount of the costs, fees, expenses and charges related to the merger, including the impact of any termination fees the Company may incur, which may be substantial. Furthermore, the expectations expressed in forward-looking statements about the Company could materially differ from the actual outcomes because of changes in demand for the Company’s products and services, the timing of new orders and contract awards, the Company’s ability to successfully win contract bids, the impact of competitive products and pricing, excess or shortage of production capacity, bonding capacity, and the other risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and any changes thereto in Part II, Item 1A “Risk Factors” of this Form 10-Q. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Further, our past results of operations do not necessarily indicate our future results. Moreover, the construction services segment and the construction materials segment of our business are very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Overview
     As with the first quarter of this year, the second quarter’s financial performance was again positively influenced by the results of our construction services segment. The principal reason for the construction services segment’s performance is the size and quality of the current backlog. Contract backlog grew from $139.1 million at the beginning of the second quarter to $150.9 million at the end of the quarter, or when compared with the prior year, a 54% and 45% increase, respectively. The increase in contract backlog is the combined result of increased bonding capacity and successful bidding and led to a 39% increase in construction services revenue and an 81.3% increase in gross profit from the construction services segment compared to the 2007 second quarter. 92.5% of the quarter’s gross profit came from the construction services segment. An indication of the quality of the construction services segment’s backlog is the segment’s gross margin which improved from 6.8% in the second quarter of 2007 to 8.9% in the second quarter of 2008. Gross margins will usually vary from quarter to quarter depending upon the stage of completion of the work and profit margins of each individual contract and there can be no assurance that margins attained during any period will be sustained in subsequent periods.
     The severe decline in residential construction, which historically has represented 45% to 50% of the construction materials segment’s revenue, has diminished the segment’s performance to slightly better than breakeven at the gross profit level. When comparing the second quarter of 2008 with the same period in 2007, units of ready-mix concrete sold in cubic yards decreased 19.1%, revenue decreased 23.5% from $22.1 million to $16.9 million and gross profit decreased 88.0% from $2.4 million to $0.3 million. The residential construction segment has several hurdles to overcome before improving. We remain concerned about the number of home foreclosures, the high level of existing inventory of new and resale homes and the continuing problems facing the home financing industry. In spite of these concerns, data suggests that new home permits are stabilizing in our market. The July 14, 2008 edition of The Las Vegas Housing Market Letter reports that “permits have been rising for the last four months” and the May 20, 2008 edition of The Phoenix Housing Market Letter reports that “new home permits have been stable for eight months.” It is not yet clear whether the local housing market has bottomed out, but at least there are indications of that being a possibility and improvement in the residential construction sector is vitally important for our future financial performance.
     During the second quarter of 2008, we completed the installation of our construction materials segment’s fourth batch plant in the Phoenix, Arizona metropolitan area. This new batch plant location is in Buckeye, Arizona. It will not be necessary to purchase any additional trucks to service sales from our Buckeye plant. Instead, we will be relocating trucks from other batch plants that are not being fully utilized and dedicate them to this new location which, in the future, we believe may be amongst the fastest growing areas in metropolitan Phoenix.
     Despite the polar opposite performance of our two primary segments, the consolidated results for the quarter ended June 30, 2008 showed significant improvement when compared to the same period last year. The $67.7 million of consolidated revenue for the second quarter of 2008 was an especially strong quarter for us and was 15.5% greater than our previous best quarter which was the second quarter of 2007. Consolidated gross profit of $4.9 million was our third-best quarter ever and our best performance since the fourth quarter of 2006. General and administrative expenses of $2.96 million represented 4.4% of revenue, the lowest percentage since the second quarter of 2005.

Recent Developments
     On July 28, 2008, we entered into an agreement and plan of merger (“Agreement”) with affiliates of Insight Equity I LP (“Insight”). Pursuant to the Agreement, each issued and outstanding share of our common stock will be converted into the right to receive a cash payment in the amount of $11.25 per share without interest. The total equity value of the transaction is approximately $61.3 million and includes outstanding options not yet vested but where the exercise price per share is less than $11.25 per share. The transaction is expected to close before December 31, 2008 and upon closing, we will no longer be publicly traded. The closing of the transaction is subject to a number of closing conditions, including the approval of our stockholders.
     In accordance with the Agreement, the Special Committee of our Board of Directors, with the assistance of its advisors, is conducting a market test for 45 days by soliciting superior proposals from other parties. There is no assurance that the solicitation of proposals will result in a superior proposal or alternative transaction.
     For additional and more detailed information regarding the Agreement, please refer to the Form 8-K we filed with the SEC on July 28, 2008. Please also refer to the risk factors included in Part II, Item 1A “Risk Factors” of this Form 10-Q under the heading “Risks Relating to the Pending Merger.”
     On August 5, 2008, a lawsuit was filed in the Clark County, Nevada District Court under Case No. A569007 – Dept. XIII against us, each of our directors, Phoenix Parent Corp. and Phoenix Merger Sub Inc. by Pennsylvania Avenue Funds in connection with our previously announced Agreement and Plan of Merger dated July 28, 2008 with Phoenix Parent Corp. and Phoenix Merger Sub Inc. The complaint alleges among other matters, that we and our directors breached their fiduciary duties for failure to maximize shareholder value in the negotiation of the merger. The plaintiff is seeking class action certification on behalf of all our shareholders (other than the defendants) and has requested that the court enjoin the merger or, if the merger is consummated prior to the entry of the court’s final judgment, rescind the merger or award an unspecified amount of monetary damages. We believe that this lawsuit is without merit and intend to vigorously defend ourselves.
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
     The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affects the amounts reported in our condensed consolidated financial statements. A number of internal and external factors affect our percentage

-of-completion estimates, including labor rate and efficiency variances, estimated future material prices and customer specification changes. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts would be reported in our condensed consolidated financial statements.
     We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2008 and December 31, 2007 amounted to $555,618 and $594,722, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history.
     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At June 30, 2008 and December 31, 2007, inventories of $1,626,225 and $1,232,478, respectively, are net of reserves of $199,936. It is possible that significant changes in required inventory reserves may occur in the future if there is a further decline in market conditions or market activity.
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
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that we are required to consolidate our subsidiaries for financial reporting purposes, while being separately reported for tax purposes. As of June 30, 2008, we had total deferred tax asset of $0.6 million with no valuation allowance and total deferred tax liability of $2.6 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 – Stock-Based Compensation in the accompanying notes to the condensed consolidated financial statements for a further discussion on stock-based compensation.
     As discussed elsewhere in this filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to change in circumstances.
New Accounting Pronouncements
     In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our financial position and results of operations.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations
     The following table sets forth, for the six months and three months ended June 30, 2008 and 2007, certain items derived from the Company’s condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Six months ended June 30,				Three months ended June 30,
	2008		2007		2008		2007
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue:
Construction services	$84,141	71.7%	$59,062	58.3%	$50,508	74.6%	$36,338	62.0%
Construction materials	32,596	27.8%	41,814	41.3%	16,905	25.0%	22,104	37.7%
Construction materials testing	645	0.5%	424	0.4%	314	0.4%	209	0.3%

Total revenue	117,382	100.0%	101,300	100.0%	67,727	100.0%	58,651	100.0%

Gross profit	8,348	7.1%	8,751	8.6%	4,869	7.2%	4,798	8.2%
General and administrative expenses	5,465	4.7%	6,222	6.1%	2,965	4.4%	3,205	5.5%

Income from operations	2,883	2.5%	2,529	2.5%	1,904	2.8%	1,593	2.7%
Interest income	436	0.4%	768	0.8%	171	0.3%	399	0.7%
Interest expense	(68)	-0.1%	(146)	-0.1%	(33)	0.0%	(68)	-0.1%
Other income (expense)	(78)	-0.1%	166	0.2%	(11)	0.0%	64	0.1%

Income before income taxes and minority interest in consolidated subsidiary	3,174	2.7%	3,317	3.3%	2,031	3.0%	1,988	3.4%
Income tax expense	(1,144)	-1.0%	(1,230)	-1.2%	(732)	-1.1%	(758)	-1.3%

Income before minority interest in consolidated subsidiary	2,030	1.7%	2,087	2.1%	1,299	1.9%	1,230	2.1%
Minority interest in consolidated subsidiary	341	0.3%	(701)	-0.7%	142	0.2%	(374)	-0.6%

Net income	$2,371	2.0%	$1,386	1.4%	$1,441	2.1%	$856	1.5%

Depreciation and amortization	$3,718	3.2%	$3,421	3.4%	$1,888	2.8%	$1,777	3.0%

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
     Revenue and Backlog. Consolidated revenue for the six months ended June 30, 2008, which we refer to as “interim 2008,” was $117.4 million compared to $101.3 million for the six months ended June 30, 2007, which we refer to as “interim 2007.” The increase in revenue was primarily the result of a $25.1 million increase in revenue from the construction services segment and a $0.2 million increase in the construction materials testing segment, offset by $9.2 million decrease in revenue from the construction materials segment. The decreased revenue from the construction materials segment resulted primarily from an 18.4% decrease in the sale of cubic yards of concrete, which we refer to as “units,” aggravated by a 5.6% decrease in the average unit sales price. The construction services segment revenue was impacted by the amount of the progress schedules of current projects in progress and nature of the contracts contained in the backlog at the beginning of interim 2008.
     Gross Profit. Consolidated gross profit decreased to $8.3 million for interim 2008 from $8.8 million for interim 2007 and consolidated gross margin, as a percent of revenue, decreased to 7.1% in interim 2008 from 8.6% in interim 2007. Gross profit from the construction services segment increased to $7.9 million in interim 2008 when compared to $4.4 million in interim 2007 and the gross profit margin increased to 9.4% in interim 2008 from 7.4% in interim 2007. Gross profit margins in the construction services segment are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in interim 2008 may not be indicative of the annual gross profit margin. Gross profit from the construction materials segment decreased to $0.3 million in interim 2008 from $4.5 million in interim 2007 and the gross profit margin decreased to 0.9% from 10.7% in the respective periods. The decrease from the construction materials segment in gross profit margin during interim 2008 was primarily due to the reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007.
     General and Administrative Expenses. General and administrative expenses decreased to $5.5 million for interim 2008 from $6.2 million in interim 2007. General and administrative expenses decreased due to decreases in compensation costs.

     Interest Income, Expense and Other Income (Expense). Interest income and other income (expense) decreased $0.6 million, while interest expense decreased $0.1 million in interim 2008 when compared to interim 2007. Other income (expense) decreased due to gains on the sale of equipment in interim 2007.
     Income Taxes. The income tax provision for interim 2008 remained relatively flat when compared with interim 2007. The interim 2008 income tax provision was $1.1 million compared to an income tax provision of $1.2 million for interim 2007.
     Net Income. Net income was $2.4 million for interim 2008 as compared to net income of $1.4 million for interim 2007. The overall increase in net income was the result of the additive effect of minority interest on RMI’s net losses in interim 2008 compared to a reduction of minority interest on RMI’s net income in interim 2007.
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
     Revenue and Backlog. Consolidated revenue for the three months ended June 30, 2008, which we refer to as “2nd quarter 2008,” was $67.7 million compared to $58.7 million for the three months ended June 30, 2007, which we refer to as “2nd quarter 2007.” The increase in revenue was primarily the result of a $14.2 million increase in revenue from the construction services segment, offset by $5.2 million decrease in revenue from the construction materials segment. The decreased revenue from the construction materials segment resulted primarily from a 19.1% decrease in the sale of cubic yards of concrete, which we refer to as “units,” compounded by a 6.0% decrease in the average unit sales price. The construction services segment revenue was impacted by the amount of the progress schedules of current projects in progress and nature of the contracts contained in the backlog at the beginning of 2nd quarter 2008.
     Gross Profit. Consolidated gross profit increased to $4.9 million for 2nd quarter 2008 from $4.8 million for 2nd quarter 2007 and consolidated gross margin, as a percent of revenue, decreased to 7.2% in 2nd quarter 2008 from 8.2% in 2nd quarter 2007. Gross profit from the construction services segment increased to $4.5 million in 2nd quarter 2008 when compared to $2.5 million in 2nd quarter 2007 and the gross profit margin increased to 8.9% in 2nd quarter 2008 from 6.8% in 2nd quarter 2007. Gross profit margins in the construction services segment are affected by a variety of factors including the quality and accuracy of the original estimate, construction delays and difficulties due to weather conditions, availability of materials, the timing of work performed by other subcontractors and the physical and geological condition of the construction site, therefore the gross profit in 2nd quarter 2008 may not be indicative of the annual gross profit margin. Gross profit from the construction materials segment decreased to $.3 million in 2nd quarter 2008 from $2.4 million in 2nd quarter 2007 and the gross profit margin decreased to 1.7% from 10.7% in the respective periods. The decrease from the construction materials segment in gross profit margin during 2nd quarter 2008 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007.
     General and Administrative Expenses. General and administrative expenses decreased to $3.0 million for 2nd quarter 2008 from $3.2 million in 2nd quarter 2007. General and administrative expenses decreased due to decreases in compensation costs.
     Interest Income, Expense and Other Income (Expense). Interest income and other income (expense) decreased $0.3 million, while interest expense remained flat in 2nd quarter 2008 compared to 2nd quarter 2007. Other income (expense) decreased due to gains on the sale of equipment in 2nd quarter 2007.
     Income Taxes. The income tax provision for 2nd quarter 2008 was $0.7 million compared to an income tax provision of $0.8 million for 2nd quarter 2007.
     Net Income. Net income was $1.4 million for 2nd quarter 2008 as compared to net income of $0.9 million for 2nd quarter 2007. The overall increase in net income was the result of the additive effect of minority interest on RMI’s net losses in 2nd quarter 2008 compared to a reduction of minority interest on RMI’s net income in 2nd quarter 2007.
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
Inflation
     Inflation has not had a material impact on our financial results; however, increases in liquid asphalt, fuel, aggregates, the purchase price of certain other materials and transportation costs have affected our costs of construction. These increases have been mitigated in our financial results due to our general anticipation of cost increases, such as those discussed above, and were considered in our bids to customers on proposed new construction projects. Some of our customers also provide for adjustments in certain construction material prices that are based upon published commodity cost indexes.
     Where we are the successful bidder on a project, we execute purchase agreements with material suppliers and contracts with subcontractors covering the prices and quantities of most materials and services, other than fuel products, thereby mitigating future price increases and supply disruptions.
     There can be no assurance that liquid asphalt, fuel, aggregates or other construction materials used in our business will be adequately covered by the estimated escalation we have included in our bidding process or that all of our vendors will fulfill their pricing and supply commitments under their purchase agreements and contracts with us.  We adjust our total estimated costs on our projects where we believe it is probable that we will have cost increases which will not be recovered from customers or vendors.
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
     Our level of working capital may be impacted as it relates to the closing of the merger agreement. We will incur significant additional professional fees, including legal fees defending the Company and its board members in the lawsuit discussed above, pursuant to the terms of the merger agreement.
     Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., formerly known as CIT Construction, who we refer to as “WFE.” We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Quarterly Report on Form 10-Q.
     In October 2007, we amended and restated our line of credit agreements with WFE. This amendment combined a $3.0 million line of credit and an approximately $2.0 million line of credit into a single $10.0 million line of credit for MVCI. This amendment reduced MVCI’s interest rate from .75% to .25% plus the Chase Manhattan Bank’s prime rate. This agreement with WFE also provides MVCI a capital expenditure commitment of $10.0 million. As of June 30, 2008, MVCI had approximately $9.7 million available on this revolving credit facility and also had approximately $6.9 million available on the capital expenditure commitment.
     We also have an additional credit facility with WFE which provides RMI with a $5.0 million line of credit, as well as a $15.0 million capital expenditure commitment. As of June 30, 2008, RMI had approximately $4.6 million available on its revolving credit facility and also had approximately $6.6 million available on the capital expenditure commitment.
     These WFE credit facilities are collateralized by each of our subsidiary’s assets and are guaranteed by the Company.

     Listed below are the covenants which are required to be maintained by the Company on a consolidated basis and individual subsidiary covenant requirements as of June 30, 2008 and December 31, 2007:
     Meadow Valley Corporation:

	June 30, 2008		December 31, 2007
	Covenant	Actual	Covenant	Actual
(amounts in thousands)	Requirement	Results	Requirement	Results
Minimum Net Worth (1)	21,156	37,332	21,156	34,527
Maximum Leverage (2)	n/a	n/a	3.0 to 1.0	1.58 to 1.0
Maximun Funded Debt to EBITDA (3)	3.0 to 1.0	1.11 to 1.0	3.0 to 1.0	1.19 to 1.0
Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.58 to 1.0
     Meadow Valley Contractors, Inc.

	June 30, 2008		December 31, 2007
	Covenant	Actual	Covenant	Actual
(amounts in thousands)	Requirement	Results	Requirement	Results
Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.17 to 1.0
     Ready Mix, Inc.

	June 30, 2008		December 31, 2007
	Covenant	Actual	Covenant	Actual
(amounts in thousands)	Requirement	Results	Requirement	Results
Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.84 to 1.0

(1)	Minimum Net Worth is defined as the sum of common stock, additional paid in capital, retained earnings minus goodwill and other intangible assets, all determined in accordance with United States Generally Accepted Accounting Principles. Base net worth of $14,000,000 as of September 15, 2005 plus 75% of net profit for every fiscal year thereafter, beginning December 31, 2005.

(2)	Leverage is defined as total liabilities to Net Worth. Measured at fiscal year end.

(3)	Funded Debt to EBITDA is defined as all interest bearing notes, loans and capital leases divided by the sum of net profit, interest expense, taxes, depreciation and amortization less interest income and dividends, plus or minus minority interest of consolidated subsidiary and extraordinary expenses or gains, to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly.

(4)	Minimum CF to CPLTD is defined as cash flow (the sum of net profit, depreciation and amortization, less dividends, plus or minus extraordinary expenses or gains, to be determined at WFE’s sole discretion) divided by the current portion of long term debt. Measured at fiscal year end.

n/a	Not required to be calculated at the interim period.
     The following table sets forth for the six months ended June 30, 2008 and 2007, certain items from the condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2008	2007
	(unaudited)
Cash flows provided by operating activities	$13,241,971	$9,271,509
Cash flows used in investing activities	(998,063)	(8,218,252)
Cash flows used in financing activities	(2,118,878)	(2,737,706)
     Cash provided by operating activities during interim 2008 of $13.2 million represents a $4.0 million increase from the amount provided by operating activities during interim 2007. The change was primarily due to the increase in cash received from customers, partially offset by increases in cash paid to our suppliers and our employees.
     Cash used in investing activities during interim 2008 of $1.0 million represents a $7.2 million decrease from the amount used in investing activities during interim 2007. The change was primarily due to the purchase of minority interest common stock in interim 2007.

     Cash used in financing activities during interim 2008 of $2.1 million represents a $.6 million decrease from the amount used in financing activities during interim 2007. The change was primarily due to the decrease in cash used in repayments of notes payable.
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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at June 30, 2008. Assuming a 100 basis point increase in the prime interest rate at June 30, 2008, the potential increase in our debt obligations would have been approximately $6.3 thousand at June 30, 2008. See Note 3 - Notes Payable and Note 4 — Lines of Credit in the notes of the accompanying June 30, 2008 condensed consolidated financial statements.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     For information about legal proceedings involving us, see Note 7 – Litigation and Claim Matters to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
     Subsequent to the second quarter end, June 30, 2008, and subsequent to our announcement of our execution of the Agreement and Plan of Merger, July 28, 2008, a lawsuit was filed in the Clark County, Nevada District Court under Case No. A569007 – Dept. XIII against the Company, each of the Company’s directors, Phoenix Parent Corp. and Phoenix Merger Sub Inc. by Pennsylvania Avenue Funds in connection with the Company’s previously announced Agreement and Plan of Merger dated July 28, 2008 with Phoenix Parent Corp. and Phoenix Merger Sub Inc. The complaint alleges among other matters, that the Company and its directors breached their fiduciary duties for failure to maximize shareholder value in the negotiation of the merger. The plaintiff is seeking class action certification on behalf of all shareholders of the Company (other than the defendants) and has requested that the court enjoin the merger or, if the merger is consummated prior to the entry of the court’s final judgment, rescind the merger or award an unspecified amount of monetary damages. The Company believes that this lawsuit is without merit and intends to vigorously defend itself.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors and risks listed below, among others, could affect our future performance and should be carefully considered in evaluating our outlook. You should also carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Relating to the Pending Merger
     The merger process could adversely affect our business.
     On July 28, 2008, we entered into a definitive agreement to be acquired by certain affiliates of Insight Equity I LP (“Insight”) for $11.25 per share in cash without interest. The process relating to the merger could cause disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Insight or another acquiring party may cause current and prospective employees to become uncertain about their future roles with the Company after the completion of the merger process. This uncertainty could adversely affect our ability to retain employees and our relationships with customers and vendors. Further, the attention of management may be directed toward the completion of a transaction and diverted from day-to-day operations. Furthermore, certain members of our management, in Messes. Larson and Nelson, will have an ownership interest in us following the closing of the merger and are subject to conflicts of interest. All of the foregoing could materially adversely effect our business and operations.

     The failure to complete the merger could adversely affect our business.
     There is no assurance that the merger agreement with Insight or any other transaction will occur. If the proposed merger or similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the merger agreement, we may be required to pay a termination fee of up to approximately $2.8 million, which represents up to 4.5% of the total merger consideration, and reimburse reasonable out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement. Further, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community.
      While the merger agreement is in effect, we are subject to restrictions on our business activities.
     While the merger agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Phoenix Parent Corp.), including that we will not take, and will cause each of our subsidiaries not to take, any of the following actions: (a) split, combine, redenominate, recapitalize, or reclassify capital stock or authorize, declare, set aside, make, or pay any dividend or distribution on any shares of capital stock, options, warrants, convertible securities, or other rights of any kind to acquire or receive capital stock of the Company, any of its subsidiaries; (b) acquire or offer to acquire any business or division thereof or sell, lease, encumber or otherwise dispose of assets outside the ordinary course of business, involving a transaction value in excess of $300,000 individually (or $750,000 in the aggregate); (c) except in the ordinary course of business enter into, make any proposal for, renew, extend or amend, or modify in any material respect, terminate, cancel, waive, release, or assign any right or claim under, a contract, agreement, or lease that is or would be material; (d) except for borrowings under the Company’s existing credit facilities in the ordinary course of business, incur or become liable for any indebtedness in excess of $2.0 million, or enter into any off-balance sheet arrangement; (e) become liable for the obligations of, or make any loans, advances, investments in or capital contributions to, any other person in an aggregate amount in excess of $200,000; (f) mortgage, pledge, or otherwise similarly encumber any assets, or create, assume, or suffer to exist any non-permitted liens thereupon, or alter or apply to alter any zoning classification; (g) incur capital expenditures, or make any acquisition or disposition of assets outside of the ordinary course of business, in an aggregate amount in excess of $1.5 million; (h) agree to grant or grant any stock-related, cash-based, performance, or similar awards or bonuses or any other award that may be settled in securities of the Company, any of its subsidiaries; (i) enter into, forgive, renew, or amend in any respect any loans to officers or directors or any of their respective affiliates; (j) commence, compromise, settle or agree to compromise or settle any suit, action, claim, proceeding, violation, deficiency, default, non-compliance, or investigation, or consent to the same, if the amount involves the payment of monetary damages either to or from the Company in excess of $300,000 individually or $600,000 in the aggregate; (k) enter into any agreement, understanding, or arrangement with respect to the voting or registration of securities; (l) merge or consolidate with any person, subject to certain limited exceptions; (m) adopt or approve a plan of complete or partial liquidation or resolutions providing for a complete or partial liquidation, dissolution, restructuring, recapitalization, or other reorganization; (n) transfer or license to any person or otherwise extend, materially amend, or modify, permit to lapse, or fail to preserve any of intellectual property; (o) establish any subsidiary or enter into any new line of business; (p) close or materially reduce activities at any facility, or effect any material layoff or other personnel reduction or change; (q) allow the Company’s and its subsidiaries’ bonding capacity to be less than $200.0 million in the aggregate and $50.0 million for any individual engagement, or otherwise permit the Company’s, or any of its subsidiaries’, bonding capacity, bonds or terms thereof to be on terms that are substantially different, in any adverse manner, than the terms that existed on the date the merger agreement was executed; (r) materially modify or cancel any project constituting backlog as of the date the merger agreement was executed, or enter into any order that would constitute backlog at a price and on terms (including profit margin) that are not consistent with the Company’s past practices and the ordinary course of business, or that would reasonably be expected after due diligence consistent with the Company’s past practice to result in a loss to the Company; (s) call, schedule, establish a record date with respect to, or hold a special or annual meeting of its shareholders, other than the special meeting that is the subject of this proxy statement; or (t) authorize, commit, or agree to take any of the foregoing actions.
     We are subject to litigation related to the pending merger.
     On August 5, 2008, a stockholder complaint was filed by Pennsylvania Avenue Funds as a purported class action on behalf of all of the Company’s stockholders against the Company, each of the Company’s directors,

Phoenix Parent Corp. and Phoenix Merger Sub Inc. in the Clark County, Nevada District Court, Case No. A569007-Dept. XIII, in connection with the Company’s previously announced merger agreement. The plaintiff alleges that he is an owner of the Company’s common stock. The complaint alleges, among other things, that the Company and its directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of Insight by approving a sale process that fails to maximize stockholder value. Among other things, the complaint seeks to enjoin the Company, its directors and the other defendants from proceeding with or consummating the merger between the Company and certain affiliates of Insight. Additional lawsuits pertaining to the merger could be filed in the future.
     Any conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. In addition, the cost to the Company of defending the litigation, even if resolved in the Company’s favor, could be substantial. Such litigation could also substantially divert the attention of the Company’s management and the Company’s resources in general.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
Exhibits:
2.1	Agreement and Plan of Merger, dated July 28, 2008, by and among Meadow Valley Corporation, Phoenix Parent Corp. and Phoenix Merger Sub, Inc. (incorporated by reference to exhibit number 2.1 of the Form 8-K filed by Meadow Valley Corporation with the SEC on July 28, 2008)

4.2	Amendment to Rights Agreement, dated as of July 28, 2008, by and among Meadow Valley Corporation and Corporate Stock Transfer, Inc. (incorporated by reference to exhibit number 4.1 of the Form 8-K filed by Meadow Valley Corporation with the SEC on July 28, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION
(Registrant)

By	/s/ Bradley E. Larson Bradley E. Larson
President and Chief Executive Officer
August 14, 2008

By	/s/ David D. Doty

David D. Doty
Chief Financial Officer
August 14, 2008