Form 10-Q
period 2008-09-30
MEADOW VALLEY CORP
filed 2008-11-14
CIK 934749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Number of shares outstanding of the registrant’s common stock as of November 6, 2008:
5,180,654 shares of Common Stock, $.001 par value per share

MEADOW VALLEY CORPORATION
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$42,916,728	$28,146,028
Restricted cash	246	327,886
Accounts receivable, net	30,102,446	28,565,983
Prepaid expenses and other	1,293,182	2,973,664
Inventory, net	1,745,632	1,232,478
Costs and estimated earnings in excess of billings on uncompleted contracts	255,085	567,013
Note receivable	114,181	110,824
Deferred tax asset	658,334	580,103

Total current assets	77,085,834	62,503,979
Property and equipment, net	33,818,075	36,173,373
Refundable deposits	158,604	186,508
Note receivable, less current portion	338,476	424,536
Claims receivable	1,729,676	2,463,880

Total assets	$113,130,665	$101,752,276

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$18,728,537	$15,288,168
Accrued liabilities	6,727,475	6,907,633
Notes payable	5,051,256	4,216,498
Obligations under capital leases	—	102,100
Income tax payable	829,935	1,770,786
Billings in excess of costs and estimated earnings on uncompleted contracts	17,241,132	11,248,107

Total current liabilities	48,578,335	39,533,292
Notes payable, less current portion	9,955,390	12,269,017
Deferred tax liability	2,610,836	2,610,836

Total liabilities	61,144,561	54,413,145

Commitments and contingencies
Minority interest in consolidated subsidiary	12,285,649	12,812,403

Stockholders’ equity:
Preferred stock — $.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 5,180,654 and 5,148,404 issued and outstanding	5,180	5,148
Additional paid-in capital	20,828,846	20,322,115
Capital adjustments	(799,147)	(799,147)
Retained earnings	19,665,576	14,998,612

Total stockholders’ equity	39,700,455	34,526,728

Total liabilities and stockholders’ equity	$113,130,665	$101,752,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Construction services	$128,669,078	$94,925,171	$44,528,164	$35,863,460
Construction materials	48,683,689	60,520,249	16,088,023	18,705,892
Construction materials testing	859,371	745,597	213,990	321,989

Total revenue	178,212,138	156,191,017	60,830,177	54,891,341

Cost of revenue:
Construction services	113,020,399	87,271,446	36,759,766	32,606,003
Construction materials	48,380,164	54,947,266	16,065,321	17,591,342
Construction materials testing	724,636	843,492	266,273	316,453

Total cost of revenue	162,125,199	143,062,204	53,091,360	50,513,798

Gross profit	16,086,939	13,128,813	7,738,817	4,377,543
General and administrative expenses	10,060,044	9,282,720	4,594,949	3,060,221

Income from operations	6,026,895	3,846,093	3,143,868	1,317,322

Other income (expense):
Interest income	608,692	1,164,024	172,560	395,861
Interest expense	(101,231)	(196,421)	(33,727)	(50,156)
Other income (expense)	(65,278)	297,501	12,702	131,651

	442,183	1,265,104	151,535	477,356

Income before income taxes and minority interest in consolidated subsidiary	6,469,078	5,111,197	3,295,403	1,794,678
Income tax expense	(2,328,868)	(1,893,532)	(1,185,265)	(663,855)

Income before minority interest in consolidated subsidiary	4,140,210	3,217,665	2,110,138	1,130,823
Minority interest in consolidated subsidiary	526,754	(724,327)	185,435	(23,851)

Net income	$4,666,964	$2,493,338	$2,295,573	$1,106,972

Basic net income per common share	$0.90	$0.49	$0.44	$0.22

Diluted net income per common share	$0.88	$0.47	$0.43	$0.21

Basic weighted average common shares outstanding	5,168,723	5,126,690	5,179,589	5,130,980

Diluted weighted average common shares outstanding	5,312,188	5,306,868	5,319,710	5,310,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Capital	Retained
	Outstanding	Amount	Capital	Adjustment	Earnings
Balance at January 1, 2008	5,148,404	$5,148	$20,322,115	$(799,147)	$14,998,612
Common stock issued on exercise of options	32,250	32	173,441	—	—
Stock-based compensation	—	—	333,290	—	—
Net income for the nine months ended September 30, 2008	—	—	—	—	4,666,964

Balance at September 30, 2008	5,180,654	$5,180	$20,828,846	$(799,147)	$19,665,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$183,633,721	$155,667,016
Cash paid to suppliers and employees	(161,661,225)	(141,948,818)
Income taxes paid	(3,347,950)	(1,565,059)
Interest received	608,693	1,164,024
Interest paid	(101,231)	(196,421)

Net cash provided by operating activities	19,132,008	13,120,742

Cash flows from investing activities:
Decrease in restricted cash	327,640	437,916
Proceeds from sale of property and equipment	289,576	634,974
Purchase of property and equipment	(1,658,002)	(3,826,849)
Proceeds from note receivable	82,703	79,476
Purchase of minority interest common stock	—	(8,644,944)

Net cash used in investing activities	(958,083)	(11,319,427)

Cash flows from financing activities:
Proceeds from issuance of common stock	173,473	91,896
Proceeds from minority interest in consolidated subsidiary	—	22,000
Proceeds from notes payable	990,676	2,956,120
Repayment of notes payable	(4,465,274)	(7,139,712)
Repayment of capital lease obligations	(102,100)	(307,223)
Excess tax benefits from share-based payment arrangements	—	86,085

Net cash used in financing activities	(3,403,225)	(4,290,834)

Net increase (decrease) in cash and cash equivalents	14,770,700	(2,489,519)
Cash and cash equivalents at beginning of period	28,146,028	29,354,582

Cash and cash equivalents at end of period	$42,916,728	$26,865,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Increase (decrease) in cash and cash equivalents (Continued):
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,666,964	$2,493,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,604,720	5,241,471
(Gain) Loss on sale of property and equipment	114,733	(249,119)
Stock-based compensation expense	333,290	521,703
Deferred taxes, net	(78,231)	(110,293)
Allowance for doubtful accounts	130,566	149,935
Inventory allowance	—	(64)
Minority interest in consolidated subsidiary	(526,754)	724,327

Changes in operating assets and liabilities:
Accounts receivable	(1,667,029)	(6,093,500)
Prepaid expenses and other	1,680,482	1,351,756
Inventory	(513,154)	(43,192)
Costs and estimated earnings in excess of billings on uncompleted contracts	311,928	681,747
Refundable deposits	27,904	1,292,482
Claims receivable	734,204	—
Accounts payable	3,440,369	3,556,098
Accrued liabilities	(180,158)	(1,674,083)
Income taxes payable	(940,851)	438,766
Billings in excess of costs and estimated earnings on uncompleted contracts	5,993,025	4,839,370

Net cash provided by operating activities	$19,132,008	$13,120,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
Presentation of Interim Information:
     The condensed consolidated financial statements included herein have been prepared by Meadow Valley Corporation (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2008 and the results of our operations and cash flows for the periods presented. The December 31, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Merger Costs:
     The condensed consolidated financial statements include non-recurring adjustments related to the accrual of expenses incurred in connection with the Company’s proposed merger transaction. At September 30, 2008, the Company had accrued and expensed approximately $1.4 million in fees and charges related to the proposed merger.
Seasonal Variations:
     Interim results are subject to significant seasonal variations and the results of operations for the nine months and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
Liquidity:
     The Company had income from operations for the nine months ended September 30, 2008 and 2007 of $6,026,895 and $3,846,093, respectively, and provided cash from operating activities of $19,132,008 and $13,120,742, respectively, for the same periods.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Revenue and Cost Recognition (Continued):
     We recognize revenue in our construction materials segment on the sale of our concrete and aggregate products at the time of delivery. We recognize revenue in our construction materials testing segment for the sale of our professional services at the time services are provided.
Claims Receivable:
     Claims for additional contract revenue are recognized only to the extent that contract costs relating to the claim have been incurred and evidence provides a legal basis for the claim. As of September 30, 2008, the total amount of contract claims filed by the Company with various public entities was $12,002,782. Of this amount, the Company’s portion of the claims total was $8,336,931, and the balance of $3,665,851 pertains to other contractors’ claims.
     In September 2008, the Company realized approximately $2.3 million, net in gross profit on the settlement of claims with the Federal Highway Administration. Claims of approximately $7.1 million were settled for $3.2 million, thereby reducing the Company’s previously recorded claims receivable from $2,463,880 to $1,729,676. Of the $3.2 million in settlement proceeds, $.2 million was paid to subcontractors for their portion of the total claim. Since the remaining $3.0 million in proceeds exceeded the approximately $.7 million of claims receivable the Company had recorded on the project, the difference of $2.3 million was included in gross profit during the quarter ended September 30, 2008.
     Total claim amounts reported by the Company in its filings are approximate and are subject to revision as final documentation, resolution of issues, settlements progress and/or payments are received. Relative to the aforementioned claims, the Company has recorded $1,729,676 in cumulative claims receivable as of September 30, 2008 to offset a portion of costs incurred-to-date on the claims. All claims receivable amounts as of September 30, 2008 are classified as long-term.
     The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.
     Although the Company believes that the claims receivable amounts represent a reasonably conservative posture, any claim proceeds ultimately paid to the Company, less than the aggregate amount recorded on the balance sheet of $1,729,676, will decrease earnings. Conversely, a payment for those same items in excess of $1,729,676 will result in increased income.
     A common and customary practice in construction contracts is the owner’s withholding of a portion of the contract in the form of retention. Retention practices vary from contract to contract, but in general, retention (usually somewhere between 5% to 10% of the contract) is withheld from each progress payment by the owner and then paid upon satisfactory completion of the contract. Contract proceeds comprising retention are included in the Company’s balance sheet in accounts receivable. The portion of accounts receivable pertaining to retention withheld on the contracts for which claims have been filed totals $879,763 as of September 30, 2008. The degree to which the Company is successful in prosecuting any claims may also impact the amount of retention paid by the owner.
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
Recent Accounting Pronouncements:
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, that are of significance, or potential significance, to us.
     In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statements.
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

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Recent Accounting Pronouncements (Continued):
     In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.
     In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008 and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.
     In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its financial position and results of operations.
     In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial position and results of operations.
2. Agreement and Plan of Merger:
     On July 28, 2008, the Company entered into an agreement and plan of merger (“Agreement”) with affiliates of Insight Equity I LP (“Insight”). Pursuant to the Agreement, each issued and outstanding share of the Company’s common stock, par value $0.001 per share, will be converted into the right to receive a cash payment in the amount of $11.25 per share, without interest. Upon closing of the transaction, the Company will no longer be publicly traded. The closing is subject to a number of closing conditions, including the approval of the Company’s stockholders.
     In accordance with the Agreement, the Special Committee of the Company’s Board of Directors, with the assistance of its financial and legal advisors, conducted a market test for 45 days by soliciting superior proposals from other parties. The solicitation of proposals resulted in no superior proposals or alternative transactions.
     The Company filed its preliminary proxy statement on Schedule 14A and other materials with the SEC on September 19, 2008 pursuant to the Agreement. The Company amended its proxy statement on October 27, 2008 and November 19, 2008 in response to SEC review comments. Following completion of the SEC’s review of these filings, the Company intends to promptly file a definitive proxy statement and schedule a special meeting of shareholders to consider and vote on the agreement.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Agreement and Plan of Merger (Continued):
     The Agreement provides for termination rights for both parties and certain termination rights require the payment of fees and expenses in specific instances. The Company may be required to pay from $500,000 up to 4.5% of the aggregate merger consideration plus, in each case, all of Insight’s documented expenses related to this transaction if the Agreement is terminated in certain instances.
     On July 28, 2008, the Company announced the merger to the public by issuing a press release dated July 28, 2008 and by filing a Current Report on Form 8-K with the SEC with the Agreement, press release, and a letter to the Company’s employees dated July 28, 2008 attached as exhibits. All of these documents are available on the Company’s Internet site http://www.meadowvalley.com, however, the information on the Company’s Internet site is not incorporated into this report.
3. Stock-Based Compensation:
     The Company and RMI both have individual stock-based compensation plans. Meadow Valley Corporation’s accompanying condensed consolidated financial statements and these related notes to financial statements have been presented on a consolidated basis and therefore include RMI’s stock-based compensation information. The information below is presented to show disclosures related to both the Company’s and RMI’s individual stock-based compensation plans. Under the sub-heading “Meadow Valley Corporation” of this note, information is only for the Company’s plan, with the exception of information presented that is directly related to the consolidation of the accompanying financial statements, which information is identified as “consolidated.” Under the sub-heading “Ready Mix, Inc.” of this note, information is only for RMI’s plan.
Meadow Valley Corporation:
     The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
     As of September 30, 2008, the Company has the following stock-based compensation plan:
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
     The 2004 Plan authorizes the issuance of up to 1,200,000 shares of the Company’s common stock, all of which were previously reserved for issuance under the Company’s prior plan. Shares of common stock covered by an award granted under the 2004 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2008, 141,217 shares of the Company’s common stock were available for future grant under the 2004 Plan. The stock options granted under the 2004 Plan have terms from five to ten years and generally may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of the grant. The Company’s board of directors has full discretion to modify these terms on a grant by grant basis.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Stock-Based Compensation (Continued):
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

	Awards granted
	during the nine
	months ended	Awards Prior to
	September 30, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	53.30%	23.94% - 82.23%
Weighted-average expected volatility	53.30%	50.12%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	4	3-5
Weighted-average grant-date fair value	$5.81	$1.40
          During the nine months ended September 30, 2008, options to purchase an aggregate of 15,000 shares of the Company’s stock were granted to the Company’s three outside directors. The options granted to the three outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $12.50 per share, and expire five years after the date of grant.
          The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	320,011	5.35	3.87	$771,784	$2,379,777
Granted	15,000	12.50		87,150
Exercised	(32,250)	5.38		(44,204)	133,286
Forfeited or expired	(6,068)	5.39		(8,324)

Outstanding September 30, 2008	296,693	5.70	3.57	$806,406	$1,351,320

Exercisable September 30, 2008	235,023	4.56	3.69	$507,923	$1,348,970

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock as of September 30, 2008, for those awards that have an exercise price currently below the closing price as of September 30, 2008. Awards with an exercise price above the closing price as of September 30, 2008 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested options to purchase the Company’s common stock as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	61,667	$4.84
Granted	15,000	5.81
Vested	(15,000)	5.81
Forfeited	—	—

Nonvested stock options at September 30, 2008	61,667	$4.84

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Stock-Based Compensation (Continued):
          During the nine months ended September 30, 2008 and 2007, the Company recognized consolidated stock-based compensation expense of $333,290 and $521,703, respectively, of which $143,836 and $307,361, respectively, was related to RMI’s stock-based compensation plan, and the Company recognized a tax benefit of $0 and $86,085, respectively, related thereto. As of September 30, 2008, there was $141,120 of total unrecognized compensation cost, net of $19,541 attributable to estimated forfeitures, related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over the weighted average period of 1.15 years. During the nine months ended September 30, 2008, options to purchase 6,068 shares of the Company’s common stock expired unexercised with a weighted average grant date fair value per share of $1.37 and an aggregate grant date fair value of $8,324.
          During the nine months ended September 30, 2008 and 2007, options to purchase 32,250 and 35,098 shares of the Company’s common stock, respectively, were exercised with aggregate intrinsic values of $133,286 and $313,222, respectively. Also during the nine months ended September 30, 2008 and 2007, the Company received proceeds of $173,473 and $91,911, respectively, as a result of the exercise of options to purchase the Company’s common stock.
     Ready Mix, Inc.:
          RMI accounts for stock based compensation utilizing the fair value recognition provisions of SFAS 123R. RMI recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of September 30, 2008, RMI has the following stock-based compensation plan:
Equity Incentive Plan:
          In 2005, RMI adopted the 2005 Equity Incentive Plan (the “2005 RMI Plan”). The 2005 RMI Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          As of September 30, 2008, RMI had reserved 673,000 shares of RMI’s common stock for issuance under the 2005 RMI Plan. Shares of RMI’s common stock covered by an award granted under the 2005 RMI Plan will not be counted as used unless and until RMI’s common stock is actually issued and delivered to a participant. As of September 30, 2008, 293,875 shares of RMI’s common stock were available for future grant under the 2005 RMI Plan. The term of the stock options granted under the 2005 RMI Plan is five years and typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the closing market price of RMI’s common stock on the date of grant. RMI’s board of directors has full discretion to modify these terms on a grant by grant basis.
          RMI uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted
	during the nine	Awards granted
	months ended	prior to
	September 30, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	35.5%	21.4% - 39.1%
Weighted-average volatility	35.50%	27.18%
Risk-free interest rate	3.00%	5.00%
Expected life of options (in years)	5	3-5
Weighted-average grant-date fair value	$2.31	$2.40

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Stock-Based Compensation (Continued):
          During the nine months ended September 30, 2008, options to purchase an aggregate of 20,000 shares of RMI’s common stock were granted to RMI’s four outside directors. The options granted to RMI’s four outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $6.40 per share, and expire five years after the date of grant.
          The following table summarizes RMI’s stock option activity during the first nine months of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	366,125	$11.01	2.75	$935,166
Granted	20,000	6.40		46,200
Exercised	—	—		—
Forfeited or expired	(7,000)	11.00		(13,650)

Outstanding September 30, 2008	379,125	$10.76	2.13	$967,716	$—

Exercisable September 30, 2008	305,708	$10.82	1.91	$726,545	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of RMI’s common stock as of September 30, 2008, for those awards that have an exercise price currently below the closing price as of September 30, 2008. Awards with an exercise price above the closing price as of September 30, 2008 are considered to have no intrinsic value.
          A summary of the status of RMI’s nonvested shares as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	149,375	$2.61
Granted	20,000	2.31
Vested	(91,458)	2.03
Forfeited	(4,500)	1.95

Nonvested stock options at September 30, 2008	73,417	$3.28

          During the nine months ended September 30, 2008 and 2007, RMI recognized compensation expense of $143,836 and $307,361, respectively, and a tax benefit of $30,345 and $57,148, respectively, related thereto. As of September 30, 2008, there was $138,740 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 1.25 years. The total fair value of options to purchase 91,458 and 95,126 shares of RMI’s common stock vested during the nine months ended September 30, 2008 and 2007 was $185,543 and $146,496, respectively. During the nine months ended September 30, 2008, options to purchase 7,000 shares of RMI’s common stock were forfeited with a fair value per share of $1.95 and a total fair value of $13,650.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Notes Payable:
          Notes payable consists of the following:

	September 30,	December 31,
	2008	2007
Balance of notes payable outstanding from year end	$12,623,238	$16,485,515

Note payable, 8.25% interest rate with monthly payments of $1,440, due April 25, 2013, collateralized by vehicles	65,777	—

Note payable, 6.8% interest rate with monthly payments of $1,848, due June 19, 2013, collateralized by equipment	89,825	—

Notes payable, interest rates ranging 5.39% to 6.95% with combined monthly principal payments of $42,589 plus interest, due dates ranging from June 26, 2011 to June 26, 2014, collateralized by equipment	2,227,806	—

	15,006,646	16,485,515

Less: current portion	(5,051,256)	(4,216,498)

	$9,955,390	$12,269,017

          Following are maturities of long-term debt as of September 30, 2008 for each of the following years:

2009	$5,051,256
2010	4,008,436
2011	2,845,645
2012	1,478,265
2013	581,426
Subsequent to 2013	1,041,618

$15,006,646

5. Lines of Credit:
          In October 2007, the Company amended and restated its line of credit agreements. The Company combined a $3.0 million line of credit and an approximately $2.0 million line of credit into a single $10.0 million line of credit for MVCI with an interest rate at Chase Manhattan Bank’s prime rate, plus .25%. The interest rate as of September 30, 2008 was 5.25%. The balance outstanding on the line of credit as of September 30, 2008 was $265,669 and is reported in Note 4 – Notes Payable of these notes to condensed consolidated financial statements. The loan agreement allows interest only payments until January 31, 2009. Beginning February 1, 2009, the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through January 31, 2012 and is collateralized by all of MVCI’s and the Company’s assets. Under the terms of the loan agreement, the Company and/or MVCI are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Company is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). MVCI is also required to maintain a certain level of cash flow to current portion of long term debt. As of September 30, 2008, the Company and MVCI were in compliance with these covenants.
          As of September 30, 2008, the Company had a $5.0 million line of credit loan agreement for RMI, with an interest rate at Chase Manhattan Bank’s prime rate, plus .25%. The interest rate as of September 30, 2008 was 5.25%. The balance outstanding on the line of credit as of September 30, 2008 was $660,844 and is reported in Note 4 – Notes Payable of these notes to condensed consolidated financial statements. The loan agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of RMI’s and the Company’s assets.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Lines of Credit (Continued):
          Under the terms of the loan agreement, the Company and/or RMI are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Company is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). RMI is also required to maintain a certain level of cash flow to current portion of long-term debt. As of September 30, 2008, the Company and RMI were in compliance with these covenants.
          In addition to the line of credit agreements mentioned above, the Company and RMI have each established capital expenditure commitments in the amounts of $10.0 million and $15.0 million, respectively. The purpose of these commitments is to fund certain acquisitions of capital equipment that the Company and RMI may need to improve capacity or productivity. As of September 30, 2008, the Company and RMI had approximately $8.3 million and $6.7 million, respectively, available to draw against under such commitments.
6. Commitments:
          During the nine months ended September 30, 2008, the Company extended three material purchase agreements and entered into one new material purchase agreement with various expirations through April 5, 2015. The Company also entered into four lease agreements related to office space and office equipment. Combined minimum future payments under these non-cancelable material purchase agreements and lease agreements entered into during the nine months ended September 30, 2008 for each of the following years are:

2009	$871,830
2010	1,188,241
2011	1,549,490
2012	1,652,615
2013	1,652,615
After 2013	2,612,936

$9,527,727

          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or directors serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy specifically covering Meadow Valley Corporation and RMI has a directors’ and officers’ liability insurance policy specifically covering RMI. Both policies enable each company separately to recover a portion of any future amounts paid up to $10.0 million each.
          In August 2008, a lawsuit was filed against the Company and each of the Company’s directors in connection with the Company’s previously announced Agreement and Plan of Merger dated July 28, 2008 with Phoenix Parent Corp. and Phoenix Merger Sub Inc. The complaint alleges, among other matters, that the Company and its directors breached their fiduciary duties for failure to maximize shareholder value in the negotiation of the merger. In October 2008, the plaintiff filed an amended complaint, which is similar to the original complaint except it includes an additional claim against the individual defendants for breach of fiduciary duty and a claim against the defendants of allegedly materially misleading and/or incomplete statements in the Company’s proxy statement. The Company believes that this lawsuit is without merit and intends to vigorously defend itself. As a result, the Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded liabilities for these agreements as of September 30, 2008.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Commitments (Continued):
          The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.
7. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the nine months ended September 30, 2008 and 2007, the Company financed the purchase of equipment in the amounts of $1,995,729 and $2,631,933, respectively.
          During the nine months ended September 30, 2008 and 2007, the Company incurred $333,290 and $521,703, respectively, in stock-based compensation expense associated with stock option grants to employees, directors and consultants.
          During the nine months ended September 30, 2008 and 2007, the Company realized income tax benefits of $0 and $86,085, respectively, as a result of disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, which is included in income taxes payable and additional paid-in capital.
8. Litigation and Claim Matters:
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
          The following proceedings represent matters that may be material and have been referred to legal counsel for further action:
Requests for Equitable Adjustment to Construction Contracts. MVCI has made claims as described below on the following contracts:
(1)	Two contracts with the New Mexico State Highway and Transportation Department – The approximate total value of claims on these projects is $12,002,782 of which $8,336,931 is on behalf of MVCI and the balance of $3,665,851 is on behalf of the prime contractor or subcontractors. The primary issues are changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. The prosecution of the claims will include the appropriate extensions of contract time to offset any potential liquidated damages. The trial date has been postponed to May 4, 2009.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Litigation and Claim Matters (Continued):
(2)	Federal Highway Administration – The approximate total value of claims on this project is $7,081,529, of which $6,751,940 is on behalf of MVCI and the balance of $329,589 is on behalf of a subcontractor. The primary issues are unforeseen conditions, changed conditions, plan errors and omissions, contract modifications and associated delay costs. In addition, the projects were not completed within the adjusted contract time because of events giving rise to the claims. On September 18, 2006, MVCI submitted a formal claim with the Federal Highway Administration. On September 28, 2007, the Federal Highway Administration denied all of MVCI’s claims. On September 9, 2008, the Company announced it had reached a settlement of its $7,081,529 claim with Federal Highway Administration for $3,200,000.
          The combined total of all outstanding claims as of September 30, 2008 is $12,002,782. MVCI’s portion of the total claims is $8,336,931 and the balance pertaining to a prime contractor or subcontractors’ claims is $3,665,851. Total claim amounts reported by MVCI are approximate and are subject to revision as final documentation progresses and as issues are resolved and/or payments made. Claim amounts do not include any prejudgment interest, if applicable. Relative to the aforementioned claims, the Company has recorded $1,729,676 in cumulative claims receivable to offset a portion of costs incurred to date on the claims.
          The Company has not accrued a liability related to the prime contractor or subcontractors’ claims as no liability would be deemed payable if their portion of the claims did not receive a favorable final outcome. Correspondingly, no receivable has been recorded for overhead and profit included in their portion of the claims on the Company’s behalf.
          Although the Company believes that the claims receivable amount represents a reasonably conservative posture, any claim proceeds ultimately paid to the Company less than the aggregate amount recorded on the balance sheet of $1,729,676, will decrease earnings. Conversely, a payment for those same items in excess of $1,729,676 will result in increased income.
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
Lawsuits Filed Against Meadow Valley Contractors, Inc., Ready Mix, Inc. and Meadow Valley Corporation
(1)	MVCI is defending a claimed preference, in the Third Judicial Court of Salt Lake County, Utah, in connection with a payment made to it by an insurance company, Southern America Insurance Company, in the approximate amount of $100,000. In January 2008, the court entered judgment against MVCI in the amount of approximately $185,000, representing the original claim amount plus interest. In April 2008, MVCI settled this lawsuit for an amount less than the judgment amount.

(2)	MVCI, through its insurance company, is providing a defense to the State of Arizona, pursuant to its obligations under its contract, for a complaint brought by the parents of Corey James and Michelle James in the Superior Court of the State of Arizona, in and for the County of Pinal. The complaint, No. CV00400744, was filed on July 9, 2004. The complaint is a civil action titled John James, the Father of Decedent Corey James, Donna James, the mother of Decedent Corey James, Marjorie Surine, the Mother of Decedent Michelle James and Joseph Burkhamer, the Father of Decedent Michelle James, Plaintiffs, vs. The State of Arizona, a Body Politic; John Does and Jane Does 1-10; ABC Companies 1-5; and Black and White Corporations, Partnerships and/or Sole proprietorships 1-10, or Other Entities, Defendants. The complaint seeks damages from the State of Arizona for losses suffered by the plaintiffs as a result of a traffic accident. In January 2006, Joseph Burkhamer, the father of decedent Michelle James, was dismissed from the complaint and also in 2008 his appeal was dismissed. During 2007, MVCI’s insurance company settled with the remaining plaintiffs with no additional responsibility for MVCI.

MEADOW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Litigation and Claim Matters (Continued):
(3)	On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against RMI for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. RMI is disputing the claim and is vigorously defending against the complaint. As such, no liability has been recorded as of September 30, 2008 related to this matter.

(4)	On August 5, 2008, a lawsuit was filed in the Clark County, Nevada District Court under Case No. A569007 – Dept. XIII against the Company, each of the Company’s directors, Phoenix Parent Corp. and Phoenix Merger Sub Inc. by Pennsylvania Avenue Funds in connection with the Company’s previously announced Agreement and Plan of Merger dated July 28, 2008 with Phoenix Parent Corp. and Phoenix Merger Sub Inc. The complaint alleges, among other matters, that the Company and its directors breached their fiduciary duties for failure to maximize shareholder value in the negotiation of the merger. The complaint further alleges that Phoenix Parent Corp. and Phoenix Merger Sub Inc. aided and abetted the alleged breach of fiduciary duties by the directors of the Company. The plaintiff is seeking class action certification on behalf of all shareholders of the Company (other than the defendants) and has requested that the court enjoin the merger or, if the merger is consummated prior to the entry of the court’s final judgment, rescind the merger or award an unspecified amount of monetary damages. On October 7, 2008, the plaintiff filed an amended complaint, which the Company received on October 15, 2008. The amended complaint is similar to the original complaint except it includes an additional claim against the individual defendants for breach of fiduciary duty based on alleged materially misleading and/or incomplete statements in the proxy statement. On or about October 20, 2008, counsel for the individual defendants, after contacting plaintiff’s counsel, agreed to accept service of the amended complaint on the individual defendants’ behalf; however, plaintiff’s counsel has not yet provided an acceptance of service to counsel for the individual defendants. The Company believes that this lawsuit is without merit and intends to vigorously defend itself.
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

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	5,168,723	5,126,690	5,179,589	5,130,980
Dilutive effect of:
Stock options and warrants	143,465	180,178	140,121	179,468

Weighted average common shares outstanding assuming dilution	5,312,188	5,306,868	5,319,710	5,310,448

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the nine months ended September 30, 2008, the Company had outstanding options to purchase 187,026 shares of common stock at a range of $1.46 to $9.38 per share, which were included in the earnings per share calculation as they were dilutive and outstanding options and warrants to purchase 186,879 shares of common stock at a range of $10.11 to $13.88 per share, which were not included in the earnings per share calculation as they were anti-dilutive.

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
     The effective income tax rate of approximately 36% and 37% for the nine months ended September 30, 2008 and 2007, respectively, differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.

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

	Nine Months Ended September 30,
	2008			2007
	Construction			Construction
			Materials			Materials
(dollars in thousands)	Services	Materials	Testing	Services	Materials	Testing
Gross revenue	$128,669	$49,214	$1,156	$94,925	$61,958	$986
Intercompany revenue	—	(530)	(297)	—	(1,438)	(240)
Cost of revenue	113,020	48,910	1,022	87,271	56,385	1,084
Interest income	473	136	—	880	284	—
Interest expense	19	82	—	(86)	(110)	—
Depreciation and amortization	2,054	3,530	21	1,996	3,231	14
Income (loss) before income taxes and minority interest in consolidated subsidiary	9,225	(2,696)	(60)	3,109	2,511	(509)
Income tax benefit (expense)	(3,322)	971	22	(1,119)	(958)	183
Income (loss) before minority interest in consolidated subsidiary	5,903	(1,725)	(38)	1,989	1,554	(326)
Minority interest in consolidated subsidiary	—	527	—	—	(724)	—
Net income (loss)	5,903	(1,198)	(38)	1,989	830	(326)
Total assets	68,932	43,624	575	54,685	47,581	435
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
     This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and words of similar import or statements of our management’s opinion, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to the following: (1) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, (2) the outcome of any legal proceedings that have been or may be in the future instituted against the Company and others following announcement of the merger agreement, (3) the inability to complete the merger due to the failure to obtain stockholder approval or satisfy other conditions to the closing of the merger, (4) failure of any party to the merger agreement to abide by the terms of that agreement, (5) risks that the merger, including the uncertainty surrounding the closing of the merger, will disrupt the current plans and operations of the Company, including as a result of undue distraction of management and personnel retention problems, (6) conflicts of interest that may exist between members of management who will be participating in the ownership of the Company following the closing of the merger and (7) the amount of the costs, fees, expenses and charges related to the merger, including the impact of any termination fees the Company may incur, which may be substantial. Furthermore, the expectations expressed in forward-looking statements about the Company could materially differ from the actual outcomes because of changes in demand for the Company’s products and services, the timing of new orders and contract awards, the Company’s ability to successfully win contract bids, the impact of competitive products and pricing, excess or shortage of production capacity, bonding capacity, and the other risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and any changes thereto in Part II, Item 1A “Risk Factors” of this Form 10-Q and of our Quarterly Report on Form 10-Q ended June 30, 2008. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Further, our past results of operations do not necessarily indicate our future results. Moreover, the construction services segment and the construction materials segment of our business are very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Overview
     As with each quarter this year, the third quarter was significantly buoyed up by the performance of our construction services segment. Entering fiscal 2008 with approximately $172.4 million in backlog provided a good deal of momentum for the construction services segment. Contract backlog as of the end of the third quarter was approximately $145.1 million, 63.4% more than a year ago, and should continue to provide near-term opportunity for solid performance from the construction services segment. The construction services segment is primarily engaged in public infrastructure construction and, so far, the public works sector of the construction industry has been less affected by the turmoil in our nation’s economy. As a result, we have had ample bidding opportunities, but what is apparent from the bidding is that competition is intensifying both in terms of the number of bidders as well as tightening profit margins. Our current bonding limits of approximately $250 million total bonding program and a single project limit of approximately $100 million allow us to bid on larger projects which typically see fewer bidders because of such high bonding requirements. Nonetheless, in today’s competitive environment we see an increased number of bidders on jobs of all sizes.
     The sharp decline of the housing sector has been the primary cause of the recent poor performance of our construction materials segment. Since demand for our product, ready-mix concrete, depends entirely on the amount and location of construction activity and because most of our facilities are located to best serve the residential or residential-related commercial construction projects, we have been dramatically affected by this downturn. A few quarters ago, what seemed to start as a slowdown in housing has now erupted into a full-blown global financial crisis. It appears highly likely that we will experience a much more pronounced and longer downturn than previously believed. Furthermore, commercial construction typically lags residential construction and we have only begun to see the slowdown in commercial construction activity. Accordingly, we have taken specific actions to reduce costs and preserve cash for our construction materials segment. These actions include, but are not limited to: (i) not filling the vacancy created by the promotion of our Vice President to President of RMI upon our President’s retirement, (ii) reducing construction materials segment administrative personnel, (iii) implementing a fuel surcharge, and (iv) reducing operational overtime for the construction materials segment. Subsequent to the third quarter ended September 30, 2008 we also imposed a 5% reduction in pay for all construction materials segment salaried employees. We will continue to analyze our operations for other opportunities to further reduce costs and preserve cash.
     The quarter’s results were also favorably impacted by the settlement and payment of the construction claim on what we have frequently referred to as the Gooseberry job. Our total claims on this project were approximately $7.1 million and we agreed to settle all of these claims for $3.2 million. While we feel strongly that our claims were valid and substantiated, the business decision was made to settle as opposed to facing years of litigation that would likely ensue and the accompanying legal costs. Since the claims receivable established on this project was conservative, the difference between the net settlement amount (after paying certain subcontractor claims) and the claim receivable was $2.3 million and was included in this quarter’s gross profit.

Recent Developments
     On July 28, 2008, we entered into an agreement and plan of merger (“Agreement”) with affiliates of Insight Equity I LP (“Insight”). Pursuant to the Agreement, each issued and outstanding share of our common stock, par value $0.001 per share, will be converted into the right to receive a cash payment in the amount of $11.25 per share without interest. Upon closing of the transaction, our Company’s common stock will no longer be publicly traded. The closing is subject to a number of closing conditions, including the approval of our stockholders.
     In accordance with the Agreement, the Special Committee of the Company’s Board of Directors, with the assistance of its financial and legal advisors, conducted a market test for 45 days by soliciting superior proposals from other parties. The solicitation of proposals resulted in no superior proposals or alternative transactions.
     The Company filed its preliminary proxy statement on Schedule 14A and other materials with the SEC on September 19, 2008 pursuant to the Agreement. The Company amended its proxy statement on October 27, 2008 and November 19, 2008 in response to SEC review comments. Following completion of the SEC’s review of these filings, the Company intends to promptly file a definitive proxy statement and schedule a special meeting of shareholders to consider and vote on the agreement.
     The Agreement provides for termination rights for both parties and certain termination rights require the payment of fees and expenses in specific instances. We may be required to pay from $500,000 up to 4.5% of the aggregate merger consideration plus, in each case, all of Insight’s documented expenses related to this transaction if the Agreement is terminated in certain instances.
     On July 28, 2008, we announced the merger to the public by issuing a press release dated July 28, 2008 and by filing a Current Report on Form 8-K with the SEC with the Agreement, press release, and a letter to our employees dated July 28, 2008 attached as exhibits. All of these documents are available on our Internet site http://www.meadowvalley.com, however, the information on our Internet site is not incorporated into this quarterly report on Form 10-Q.
     On August 5, 2008, a lawsuit was filed in the Clark County, Nevada District Court under Case No. A569007 — Dept. XIII against us, each of our directors, Phoenix Parent Corp. and Phoenix Merger Sub Inc. by Pennsylvania Avenue Funds in connection with our previously announced Agreement and Plan of Merger dated July 28, 2008 with Phoenix Parent Corp. and Phoenix Merger Sub Inc. The complaint alleges, among other matters, that we and our directors breached our fiduciary duties for failure to maximize shareholder value in the negotiation of the merger. The complaint further alleges that Phoenix Parent Corp. and Phoenix Merger Sub Inc. aided and abetted the alleged breach of fiduciary duties by our directors of the Company. The plaintiff is seeking class action certification on behalf of all shareholders of the Company (other than the defendants) and has requested that the court enjoin the merger or, if the merger is consummated prior to the entry of the court’s final judgment, rescind the merger or award an unspecified amount of monetary damages. On October 7, 2008, the plaintiff filed an amended complaint, which we received on October 15, 2008. The amended complaint is similar to the original complaint except it includes an additional claim against the individual defendants for breach of fiduciary duty and a claim against the defendants of allegedly materially misleading and/or incomplete statements in the Company’s proxy statement. On or about October 20, 2008, counsel for the individual defendants, after contacting plaintiff’s counsel, agreed to accept service of the amended complaint on the individual defendants’ behalf; however, plaintiff’s counsel has not yet provided an acceptance of service to counsel for the individual defendants. We believe that this lawsuit is without merit and we intend to vigorously defend ourselves.
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
     We are required to estimate the collectability of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2008 and December 31, 2007 amounted to $725,288 and $594,722, respectively. We determine our reserve by using percentages applied to certain aged receivable categories and percentages of certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history.
     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future demand requirements and compare these with the current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and longer than expected usage periods. At September 30, 2008 and December 31, 2007, inventories of $1,745,632 and $1,232,478, respectively, are net of reserves of $199,936. It is possible that significant changes in required inventory reserves may occur in the future if there is a further decline in market conditions or market activity.
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
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. This assessment is complicated by the fact that we are required to consolidate our subsidiaries for financial reporting purposes, while being separately reported for tax purposes. As of September 30, 2008, we had total deferred tax asset of $0.7 million with no valuation allowance and total deferred tax liability of $2.6 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
     We use the fair value recognition provisions of SFAS 123R, to value stock-based payment awards. Under this method we recognize compensation expense for all stock-based payments granted. In accordance with SFAS 123R we use the Black Scholes option valuation model to value the stock-based payment awards. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 — Stock-Based Compensation in the accompanying notes to the condensed consolidated financial statements for a further discussion on stock-based compensation.
     As discussed elsewhere in this filing, we disclose various litigation and claims matters. These issues involve significant estimates and judgments, which may materially change in future periods due to change in circumstances.
New Accounting Pronouncements
     In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statements.
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
     In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.
     In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.
     In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its financial position and results of operations.
     In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial position and results of operations.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations
     The following table sets forth, for the nine months and three months ended September 30, 2008 and 2007, certain items derived from our condensed consolidated statements of operations and the corresponding percentage of total revenue for each item:

	Nine months ended September 30,				Three months ended September 30,
	2008		2007		2008		2007
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue:
Construction services	$128,669	72.2%	$94,925	60.8%	$44,528	73.2%	$35,863	65.3%
Construction materials	48,684	27.3%	60,520	38.7%	16,088	26.4%	18,706	34.1%
Construction materials testing	859	0.5%	746	0.5%	214	0.4%	322	0.6%

Total revenue	178,212	100.0%	156,191	100.0%	60,830	100.0%	54,891	100.0%

Gross profit	16,087	9.0%	13,129	8.4%	7,739	12.7%	4,378	8.0%
General and administrative expenses	10,060	5.6%	9,283	5.9%	4,595	7.5%	3,060	5.6%

Income from operations	6,027	3.4%	3,846	2.5%	3,144	5.2%	1,317	2.4%
Interest income	609	0.3%	1,164	0.7%	173	0.3%	396	0.7%
Interest expense	(101)	-0.1%	(196)	-0.1%	(34)	-0.1%	(50)	-0.1%
Other income (expense)	(65)	0.0%	298	0.2%	13	0.0%	132	0.2%

Income before income taxes and minority interest in consolidated subsidiary	6,469	3.6%	5,111	3.3%	3,295	5.4%	1,795	3.3%
Income tax expense	(2,329)	-1.3%	(1,894)	-1.2%	(1,185)	-1.9%	(664)	-1.2%

Income before minority interest in consolidated subsidiary	4,140	2.3%	3,218	2.1%	2,110	3.5%	1,131	2.1%
Minority interest in consolidated subsidiary	527	0.3%	(724)	-0.5%	186	0.3%	(24)	0.0%

Net income	$4,667	2.6%	$2,493	1.6%	$2,296	3.8%	$1,107	2.0%

Depreciation and amortization	$5,605	3.1%	$5,241	3.4%	$1,887	3.1%	$1,820	3.3%

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
     Revenue and Backlog. Consolidated revenue for the nine months ended September 30, 2008, which we refer to as “interim 2008,” was $178.2 million compared to $156.2 million for the nine months ended September 30, 2007, which we refer to as “interim 2007.” The increase in revenue was primarily the result of a $33.7 million increase in revenue from the construction services segment and a $0.1 million increase in the construction materials testing segment, offset by $11.8 million decrease in revenue from the construction materials segment. The decreased revenue from the construction materials segment resulted primarily from a 15.4% decrease in the sale of cubic yards of concrete, which we refer to as “units,” aggravated by a 5.9% decrease in the average unit sales price. The construction services segment revenue was impacted by the amount of the progress schedules of current projects in progress and nature of the contracts contained in the backlog at the beginning of interim 2008.
     Gross Profit. Consolidated gross profit increased to $16.1 million for interim 2008 from $13.1 million for interim 2007, and consolidated gross margin, as a percent of revenue, increased to 9.0% in interim 2008 from 8.4% in interim 2007. Gross profit from the construction services segment increased to $15.6 million in interim 2008 when compared to $7.7 million in interim 2007, and the gross profit margin increased to 12.2% in interim 2008 from 8.1% in interim 2007. Gross profit margins in the construction services segment were positively affected by the settlement of a claim on a closed project. Net claims proceeds received in excess of amounts previously recorded as claims receivable were approximately $2.3 million. Gross profit from the construction materials segment decreased to $0.3 million in interim 2008 from $5.6 million in interim 2007 and the gross profit margin decreased to 0.6% from 9.2% in the respective periods. The decrease from the construction materials segment in gross profit margin during interim 2008 was primarily due to the reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007 and early 2008.
     General and Administrative Expenses. General and administrative expenses increased to $10.1 million for interim 2008 from $9.3 million in interim 2007. General and administrative expenses increased due to increases in public company costs, including merger related costs, accounting and auditing fees, legal fees, and consulting fees totaling $1.5 million offset by decreases in compensation costs and bad debt expenses totaling $0.7 million.

     Interest Income, Expense and Other Income (Expense). Interest income and other income (expense) decreased $0.9 million, while interest expense decreased $0.1 million in interim 2008 when compared to interim 2007. Other income (expense) decreased due to gains on the sale of equipment in interim 2007.
     Income Taxes. The income tax provision for interim 2008 increased $0.4 million when compared with interim 2007. The interim 2008 income tax provision was $2.3 million compared to an income tax provision of $1.9 million for interim 2007.
     Net Income. Net income was $4.7 million for interim 2008 as compared to net income of $2.5 million for interim 2007. The overall increase in net income was the result of the additive effect of minority interest on RMI’s net losses in interim 2008 compared to a reduction of minority interest on RMI’s net income in interim 2007.
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
     Revenue and Backlog. Consolidated revenue for the three months ended September 30, 2008, which we refer to as “3rd quarter 2008,” was $60.8 million compared to $54.9 million for the three months ended September 30, 2007, which we refer to as “3rd quarter 2007.” The increase in revenue was primarily the result of an $8.7 million increase in revenue from the construction services segment, offset by a $2.6 million decrease in revenue from the construction materials segment. The decreased revenue from the construction materials segment resulted primarily from an 8.9% decrease in the sale of cubic yards of concrete, which we refer to as “units,” compounded by a 6.5% decrease in the average unit sales price. The construction services segment revenue was impacted by the amount of the progress schedules of current projects in progress and nature of the contracts contained in the backlog at the beginning of 3rd quarter 2008.
     Gross Profit. Consolidated gross profit increased to $7.7 million for 3rd quarter 2008 from $4.4 million for 3rd quarter 2007, and consolidated gross margin, as a percent of revenue, increased to 12.7% in 3rd quarter 2008 from 8.0% in 3rd quarter 2007. Gross profit from the construction services segment increased to $7.8 million in 3rd quarter 2008 when compared to $3.3 million in 3rd quarter 2007, and the gross profit margin increased to 17.4% in 3rd quarter 2008 from 9.1% in 3rd quarter 2007. Gross profit margins in the construction services segment were positively affected by the settlement of a claim on a closed project. Net claims proceeds received in 3rd quarter 2008 in excess of amounts previously recorded as claims receivable were approximately $2.3 million. Gross profit from the construction materials segment decreased $1.1 million in 3rd quarter 2008 from $1.1 million in 3rd quarter 2007 and the gross profit margin decreased to 0.1% from 6.0% in the respective periods. The decrease from the construction materials segment in gross profit margin during 3rd quarter 2008 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007 and interim 2008.
     General and Administrative Expenses. General and administrative expenses increased to $4.6 million for 3rd quarter 2008 from $3.1 million in 3rd quarter 2007. General and administrative expenses increased due to increases in public company costs, accounting and auditing fees, legal fees and bad debt expense totaling $1.6 million offset by decreases in compensation costs totaling $0.1 million.
     Interest Income, Expense and Other Income (Expense). Interest income and other income (expense) decreased $0.3 million, while interest expense remained flat in 3rd quarter 2008 compared to 3rd quarter 2007. Other income (expense) decreased due to gains on the sale of equipment in 3rd quarter 2007.
     Income Taxes. The income tax provision for 3rd quarter 2008 was $1.2 million compared to an income tax provision of $0.7 million for 3rd quarter 2007.
     Net Income. Net income was $2.3 million for 3rd quarter 2008 as compared to net income of $1.1 million for 3rd quarter 2007.

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
     Our level of working capital may be adversely impacted by the closing of the merger. We will incur additional significant professional fees, including legal fees defending the Company and its board members in the lawsuit discussed above, in connection with the closing of the merger.
     Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., formerly known as CIT Construction, who we refer to as “WFE.” We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Quarterly Report on Form 10-Q.
     In October 2007, we amended and restated our line of credit agreements with WFE. This amendment combined a $3.0 million line of credit and an approximately $2.0 million line of credit into a single $10.0 million line of credit for MVCI. This amendment reduced MVCI’s interest rate from .75% to .25% plus the Chase Manhattan Bank’s prime rate. This agreement with WFE also provides MVCI a capital expenditure commitment of $10.0 million. As of September 30, 2008, MVCI had approximately $9.7 million available on this revolving credit facility and also had approximately $8.3 million available on the capital expenditure commitment.
     We also have an additional credit facility with WFE which provides RMI with a $5.0 million line of credit, as well as a $15.0 million capital expenditure commitment. As of September 30, 2008, RMI had approximately $4.3 million available on its revolving credit facility and also had approximately $6.7 million available on the capital expenditure commitment.

     These WFE credit facilities are collateralized by each of our subsidiary’s assets and are guaranteed by the Company.
     Listed below are the covenants which are required to be maintained by the Company on a consolidated basis and individual subsidiary covenant requirements as of September 30, 2008 and December 31, 2007:

Meadow Valley Corporation:	September 30, 2008		December 31, 2007
	Covenant	Actual	Covenant	Actual
(amounts in thousands)	Requirement	Results	Requirement	Results

Minimum Net Worth (1)	21,156	39,700	21,156	34,527
Maximum Leverage (2)	n/a	n/a	3.0 to 1.0	1.58 to 1.0
Maximun Funded
Debt to EBITDA (3)	3.0 to 1.0	.92 to 1.0	3.0 to 1.0	1.19 to 1.0
Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.58 to 1.0

Meadow Valley Contractors, Inc.	September 30, 2008		December 31, 2007
	Covenant	Actual	Covenant	Actual
(amounts in thousands)	Requirement	Results	Requirement	Results

Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.17 to 1.0

Ready Mix, Inc.	September 30, 2008		December 31, 2007
	Covenant	Actual	Covenant	Actual
(amounts in thousands)	Requirement	Results	Requirement	Results

Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.84 to 1.0

(1)	Minimum Net Worth is defined as the sum of common stock, additional paid in capital, retained earnings minus goodwill and other intangible assets, all determined in accordance with United States Generally Accepted Accounting Principles. Base net worth of $14,000,000 as of September 15, 2005 plus 75% of net profit for every fiscal year thereafter, beginning December 31, 2005.

(2)	Leverage is defined as total liabilities to Net Worth. Measured at fiscal year end.

(3)	Funded Debt to EBITDA is defined as all interest bearing notes, loans and capital leases divided by the sum of net profit, interest expense, taxes, depreciation and amortization less interest income and dividends, plus or minus minority interest of consolidated subsidiary and extraordinary expenses or gains, to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly.

(4)	Minimum CF to CPLTD is defined as cash flow (the sum of net profit, depreciation and amortization, less dividends, plus or minus extraordinary expenses or gains, to be determined at WFE’s sole discretion) divided by the current portion of long term debt. Measured at fiscal year end.

n/a	Not required to be calculated at the interim period.
     The following table sets forth for the nine months ended September 30, 2008 and 2007, certain items from the condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Cash flows provided by operating activities	$19,132,008	$13,120,742
Cash flows used in investing activities	(958,083)	(11,319,427)
Cash flows used in financing activities	(3,403,225)	(4,290,834)

     Cash provided by operating activities during interim 2008 of $19.1 million represents a $6.0 million increase from the amount provided by operating activities during interim 2007. The change was primarily due to the increase in cash received from customers, partially offset by increases in cash paid to our suppliers and our employees.
     Cash used in investing activities during interim 2008 of $1.0 million represents a $10.4 million decrease from the amount used in investing activities during interim 2007. The change was primarily due to the purchase of minority interest common stock in interim 2007 and the decrease in the purchase of property and equipment during interim 2008.
     Cash used in financing activities during interim 2008 of $3.4 million represents a $.9 million decrease from the amount used in financing activities during interim 2007. The change was primarily due to the decrease in cash used in repayments of notes payable.
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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at September 30, 2008. Assuming a 100 basis point increase in the prime interest rate at September 30, 2008, the potential increase in our debt obligations would have been approximately $9,300 at September 30, 2008. See Note 4 — Notes Payable and Note 5 — Lines of Credit in the notes of the accompanying September 30, 2008 condensed consolidated financial statements.
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

(b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     For information about legal proceedings involving us, see Note 8 – Litigation and Claim Matters to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
     On August 5, 2008, a lawsuit was filed in the Clark County, Nevada District Court under Case No. A569007 – Dept. XIII against us, each of our directors, Phoenix Parent Corp. and Phoenix Merger Sub Inc. by Pennsylvania Avenue Funds in connection with our previously announced Agreement and Plan of Merger dated July 28, 2008 with Phoenix Parent Corp. and Phoenix Merger Sub Inc. The complaint alleges, among other matters, that we and our directors breached our fiduciary duties for failure to maximize shareholder value in the negotiation of the merger. The complaint further alleges that Phoenix Parent Corp. and Phoenix Merger Sub Inc. aided and abetted the alleged breach of fiduciary duties by our directors of the Company. The plaintiff is seeking class action certification on behalf of all shareholders of the Company (other than the defendants) and has requested that the court enjoin the merger or, if the merger is consummated prior to the entry of the court’s final judgment, rescind the merger or award an unspecified amount of monetary damages. On October 7, 2008, the plaintiff filed an amended complaint, which we received on October 15, 2008. The amended complaint is similar to the original complaint except it includes an additional claim against the individual defendants for breach of fiduciary duty and a claim against the defendants of allegedly materially misleading and/or incomplete statements in the Company’s proxy statement. On or about October 20, 2008, counsel for the individual defendants, after contacting plaintiff’s counsel, agreed to accept service of the amended complaint on the individual defendants’ behalf; however, plaintiff’s counsel has not yet provided an acceptance of service to counsel for the individual defendants. We believe that this lawsuit is without merit and we intend to vigorously defend ourselves.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors and risks listed below, among others, could affect our future performance and should be carefully considered in evaluating our outlook. You should also carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     Our operating results may be adversely impacted by worldwide political and economic uncertainties and these conditions may be more prevalent or may have more of an adverse effect in our operating markets as it relates to various construction industries. As a result, the market price of our common stock may decline.
     Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in general, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters, among others. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on products and services that may negatively affect our operations, which could delay and lengthen sales cycles and delay projects scheduled to bid in the near term. We experienced slowdowns in sales as a result of the general residential housing downturn in the second half of 2006 that continued through 2007 and thus far through 2008, and we may experience further slowdowns in the future. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient capital, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the construction industry or, more specifically, the residential housing markets. If the economy or markets in which we operate continue to deteriorate, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of increased downward pressure on pricing for the construction materials segment and increased competition in low-bid public works projects in our construction services segment, coupled with challenging macroeconomic conditions could have a synergistic negative impact on our business, financial condition and results of operations.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADOW VALLEY CORPORATION (Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
President and Chief Executive Officer November 14, 2008

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer November 14, 2008